Form 10-Q
period 2018-09-30
BIOLASE, INC
filed 2018-11-14
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 12, 2018, the registrant had 20,654,918 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,238	$11,645
Restricted cash equivalent	202	251
Accounts receivable, less allowance of $1,090 in 2018 and $802 in 2017	11,399	10,124
Inventory, net	13,423	12,298
Prepaid expenses and other current assets	771	1,732
Total current assets	28,033	36,050
Property, plant, and equipment, net	2,927	3,674
Goodwill	2,926	2,926
Other assets	369	334
Total assets	$34,255	$42,984
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loan payable	$1,500	$-
Accounts payable	7,570	5,109
Accrued liabilities	5,866	5,609
Customer deposits	53	27
Deferred revenue, current portion	2,263	2,625
Total current liabilities	17,252	13,370
Deferred income taxes, net	105	104
Deferred revenue, long-term	3	11
Loan payable, long-term	50	-
Warranty accrual, long-term	375	70
Other liabilities, long-term	134	169
Total liabilities	17,919	13,724
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, par value $0.001 per share; 40,000,000 shares authorized, 20,654,918 and 20,467,936 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	20	20
Additional paid-in-capital	226,696	224,992
Accumulated other comprehensive loss	(607)	(576)
Accumulated deficit	(209,773)	(195,176)
Total stockholders' equity	16,336	29,260
Total liabilities and stockholders' equity	$34,255	$42,984

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Products and services revenue	$10,933	$10,774	$33,101	$34,196
License fees and royalty revenue	3	32	9	96
Net revenue	10,936	10,806	33,110	34,292
Cost of revenue	6,995	7,951	21,828	22,780
Gross profit	3,941	2,855	11,282	11,512
Operating expenses:
Sales and marketing	4,489	4,000	13,037	12,718
General and administrative	2,685	2,015	8,691	7,271
Engineering and development	1,277	1,601	3,927	4,840
Total operating expenses	8,451	7,616	25,655	24,829
Loss from operations	(4,510)	(4,761)	(14,373)	(13,317)
Gain (loss) on foreign currency transactions	(73)	174	(53)	390
Interest expense (income), net	(33)	10	(80)	29
Non-operating income (loss), net	(106)	184	(133)	419
Loss before income tax provision	(4,616)	(4,577)	(14,506)	(12,898)
Income tax provision	49	35	91	111
Net loss	(4,665)	(4,612)	(14,597)	(13,009)
Other comprehensive income item:
Foreign currency translation adjustment	3	90	(31)	277
Comprehensive loss	$(4,662)	$(4,522)	$(14,628)	$(12,732)

Net loss	$(4,665)	$(4,612)	$(14,597)	$(13,009)
Deemed dividend on convertible preferred stock	—	—	—	(3,978)
Net loss attributable to common stockholders	$(4,665)	$(4,612)	$(14,597)	$(16,987)

Net loss per share:
Basic	$(0.23)	$(0.30)	$(0.71)	$(1.20)
Diluted	$(0.23)	$(0.30)	$(0.71)	$(1.20)
Shares used in the calculation of net loss per share:
Basic	20,610	15,197	20,539	14,098
Diluted	20,610	15,197	20,539	14,098

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(14,597)	$(13,009)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	712	887
Gain on disposal of assets, net	(12)	—
Provision for bad debts, net	316	54
Provision for inventory excess and obsolescence	59	348
Amortization of discounts on lines of credit	31	—
Amortization of debt issuance costs	43	—
Stock-based compensation	1,862	1,604
Deferred income taxes	1	45
Earned interest income, net	—	(29)
Changes in operating assets and liabilities:
Accounts receivable	(1,591)	52
Inventory	(1,184)	(914)
Prepaid expenses and other current assets	940	495
Customer deposits	26	(32)
Accounts payable and accrued liabilities	3,174	(3,202)
Deferred revenue	(370)	(455)
Net cash and cash equivalents used in operating activities	(10,590)	(14,156)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(110)	(825)
Proceeds from disposal of property, plant, and equipment	36	—
Net cash and cash equivalents used in investing activities	(74)	(825)
Cash Flows from Financing Activities:
Principal payments under capital lease obligation	(46)	(128)
Borrowings under lines of credit	3,323	—
Payments under lines of credit	(1,823)	—
Payments of debt issuance costs	(87)	—
Proceeds from equity offering, net of expenses	—	10,395
Payments of equity offering costs	(138)	—
Proceeds from exercise of stock options	2	3
Net cash and cash equivalents provided by financing activities	1,231	10,270
Effect of exchange rate changes	(23)	241
Decrease in cash, cash equivalents and restricted cash	(9,456)	(4,470)
Cash, cash equivalents and restricted cash, beginning of period	11,896	9,175
Cash, cash equivalents and restricted cash, end of period	$2,440	$4,705
Supplemental cash flow disclosure - Cash Paid:
Interest paid	$—	$1
Income taxes paid	$31	$166
Supplemental cash flow disclosure - Non-cash:
Accrued capital expenditures and tenant improvement allowance	$3	$60

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

The consolidated results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included in BIOLASE’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018 (the “2017 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred a loss from operations and a net loss, and used cash in operating activities for the three and nine months ended September 30, 2018. The Company’s recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 6, 2018, BIOLASE and two of its wholly-owned subsidiaries (such subsidiaries, together with BIOLASE, the “Borrower”) entered into a Business Financing Agreement (the “Original Business Financing Agreement”) with Western Alliance Bank (“Western Alliance”), which provided for borrowings of up to $6.0 million. On August 13, 2018, the Borrower and Western Alliance entered into a Business Financing Modification Agreement, pursuant to which Western Alliance waived the Borrower’s covenant defaults and provided an advance of $1.5 million, which advance was due by September 27, 2018. On September 27, 2018, the Borrower and Western Alliance entered into a Business Financing Modification Agreement (the “Second Modification Agreement”) which reduced the credit limit under the Original Business Agreement (as amended on August 13, 2018 and September 27, 2018, such agreement the “Business Financing Agreement”) to $2.5 million and extended the due date of the $1.5 million advance to March 6, 2019. The Company had $1.5 million of borrowings outstanding under the Business Financing Agreement as of September 30, 2018. On October 26, 2018, the Borrower and Western Alliance entered into a new Business Financing Modification Agreement. See Note 9 – Lines of Credit and Note 14 – Subsequent Events for additional information.

As of September 30, 2018, the Company had working capital of approximately $10.8 million. The Company’s principal sources of liquidity as of September 30, 2018 consisted of approximately $2.4 million in cash and cash equivalents and restricted cash and $11.4 million of accounts receivable.

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

Additional capital requirements may depend on many factors, including, among other things, continued losses, the rate at which the Company’s business grows, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital, through either equity or debt offerings, or enter into an additional line of credit facility. As discussed in Note 9, on March 6, 2018, the Borrower and Western Alliance entered into the Original Business Financing Agreement, providing for a secured line of credit, which was modified on August 13, 2018, September 27, 2018 and October 26, 2018. On November 9, 2018, BIOLASE entered into a five-year secured Credit Agreement (the “Credit Agreement”) with SWK Funding LLC (“SWK”), pursuant to which the Company has borrowed $12.5 million. See Note 14 – Subsequent Event for additional information. The Company cannot provide assurance that it will be able to successfully consummate any equity or debt financings or enter into any other line of credit facility in the future. The Company also cannot provide assurance that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to the Company’s stockholders.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2017 Form 10-K. Management believes that there have been no significant changes during the nine months ended September 30, 2018 in the Company’s critical accounting policies from those disclosed in Item 7 of the 2017 Form 10-K.

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

The Company’s financial instruments, consisting of cash, cash equivalents and restricted cash, accounts receivable, loan payable, accounts payable, and accrued liabilities, approximate fair value because of the short maturity of these items.

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

Revenue from products and services transferred to customers at a single point in time accounted for 85% of net revenue for both the three and nine months ended September 30, 2018. The majority of the Company’s revenue recognized at a point in time is for the sale laser systems, imaging systems, and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 15% of net revenue for both the three and nine months ended September 30, 2018. The majority of the Company’s revenue that is recognized over time relates to training and extended warranties.

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

	September 30,	December 31,
	2018	2017
Undelivered elements (training and product and support services; installation for 2017)	$558	$980
Extended warranty contracts	1,694	1,634
Deferred royalties	14	22
Total deferred revenue	2,266	2,636
Less long-term amounts:
Deferred royalties	3	11
Total deferred revenue - long-term	3	11
Total deferred revenue - current	$2,263	$2,625

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the periods ended September 30, 2018 and December 31, 2017.

The amount of revenue recognized during the three months ended September 30, 2018 that was included in the opening contract liability balance related to undelivered elements was $0.2 million, related to extended warranty contracts was $0.1 million and deferred royalties was $2,000.

The amount of revenue recognized during the nine months ended September 30, 2018 that was included in the opening contract liability balance related to undelivered elements was $0.8 million, related to extended warranty contracts was $0.7 million and deferred royalties was $8,000.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	$6,953	$6,804	$19,810	$21,840
International	3,983	4,002	13,300	12,452
	$10,936	$10,806	$33,110	$34,292

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Revenue recognized over time	$ 1,594	$ 4,848
Revenue recognized at a point in time	9,342	28,262
Total	$ 10,936	$ 33,110

The Company’s sales by end market were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
End-customer	$7,387	$7,422	$21,093	$23,218
Distributors	3,549	3,384	12,017	11,074
	$10,936	$10,806	$33,110	$34,292

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

The percentages of the Company’s sales by product line were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Waterlase (laser systems)	45.4%	37.8%	41.3%	40.1%
Diodes (laser systems)	19.1%	20.8%	21.2%	21.2%
Imaging systems	3.5%	10.2%	4.0%	7.8%
Consumables and other	17.4%	16.2%	18.9%	16.0%
Services	14.6%	14.7%	14.6%	14.6%
License fees and royalties	—%	0.3%	—%	0.3%
	100.0%	100.0%	100.0%	100.0%

Shipping and Freight Costs

Shipping and freight costs are treated as fulfillment costs. For shipments to end-customers, the customer bears the shipping and freight costs and has control of the product upon shipment. For shipments to distributors, the distributor bears the shipping and freight costs, including insurance, tariffs and other import/export costs.

Practical Expedients

Upon adoption, the Company elected the following practical expedients:

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

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2016, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, and directors of the Company, as well as consultants. As of September 30, 2018, a total of 3.1 million shares of BIOLASE common stock have been authorized for issuance under the 2002 Plan, of which 1.0 million shares of BIOLASE common stock have been issued pursuant to options that were exercised and restricted stock units (“RSUs”) that were settled in common stock and 1.8 million shares of BIOLASE common stock have been reserved for outstanding options and unvested RSUs.

2018 Stock Incentive Plan

At the Annual Meeting, BIOLASE stockholders approved the BIOLASE, Inc. 2018 Long-Term Incentive Plan, which was amended by Amendment No. 1 to BIOLASE, Inc. 2018 Long-Term Incentive Plan approved by BIOLASE stockholders at the special meeting of stockholders held on September 21, 2018 (as amended, the “2018 Plan”). The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders.

Subject to the terms and conditions of the 2018 Plan, the number of shares authorized for grants under the 2018 Plan is 3.3 million. As of September 30, 2018, a total of 3.3 million shares of BIOLASE common stock have been authorized for issuance under the 2018 Plan, of which 2.4 million shares of BIOLASE common stock have been reserved for outstanding options and unvested RSUs, and 0.9 million shares of BIOLASE common stock remain available for future grants.

The Company recognized stock-based compensation expense of $0.6 million and $0.5 million, for the three months ended September 30, 2018 and 2017, respectively, and $1.9 million and $1.6 million, for the nine months ended September 30, 2018 and 2017, respectively, based on the grant-date fair value. Stock-based compensation expense for the nine months ended September 30, 2018 and 2017 includes the reversal of $0.1 million and $0.7 million, respectively, resulting from the reassessment of certain performance-based equity awards. The net impact of stock-based compensation expense to earnings was $(0.03), and $(0.03) per basic and diluted share for the three months ended September 30, 2018 and 2017, respectively, and $(0.09) and $(0.11) per basic and diluted share for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, the Company had approximately $4.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that expense to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$127	$69	$289	$176
Sales and marketing	134	53	368	219
General and administrative	258	279	932	978
Engineering and development	85	63	273	231
	$604	$464	$1,862	$1,604

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Expected term	5.9 years	5.3 years	5.9 years	5.5 years
Volatility	81.9%	80.5%	81.4%	78.7%
Annual dividend per share	$—	$—	$—	$—
Risk-free interest rate	2.90%	1.76%	2.50%	1.95%

A summary of option activity for the nine months ended September 30, 2018 is as follows (in thousands, except per share data):

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value(1)
Options outstanding, December 31, 2017	1,924	$8.62	7.21	$—
Granted at fair market value	487	1.98
Exercised	(1)	2.10
Forfeited, cancelled, or expired	(401)	11.26
Options outstanding at September 30, 2018	2,009	$6.48	6.08	$57
Options exercisable at September 30, 2018	1,114	$8.30	4.76	$—
Vested options expired during the quarter ended September 30, 2018	208	$14.28

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

A summary of unvested stock option activity for the nine months ended September 30, 2018 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2017	846	$3.14
Granted	487	$1.38
Vested	(337)	$3.40
Forfeited or cancelled	(102)	$2.58
Unvested options at September 30, 2018	894	$2.15

Cash proceeds, along with fair value disclosures related to grants, exercises and vested options are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Proceeds from stock options exercised	$—	$—	$2	$3
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$—	$—	$1
Weighted-average fair value of options granted during period	$1.02	$1.93	$1.38	$4.32
Total fair value of shares vested during the period	$164	$302	$1,008	$1,000

(1) Excess tax benefits received related to stock option exercises are presented as operating cash inflows. The Company currently does not receive a tax benefit related to the exercise of stock options due to the Company’s net operating losses.

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

Under the 2018 Plan, effective September 10, 2018 and September 21, 2018, respectively, the Compensation Committee of the Board granted the following:

•

650,000 shares to the CEO of the Company. These awards were valued at $2.17 per share, the closing price of biolase common stock on the grant date. Vesting periods for the awards are as follows: (i) 54% of the total grant is subject to time vesting with 33% vesting on August 7, 2019 and the remaining 67% vesting ratably semi-annually over the two-year period commencing on February 7, 2020; and (ii) 46% of the awards is subject to specific 2019, 2020 and 2021 performance criteria, with vesting upon satisfaction of the applicable performance criteria, subject to continued service through the applicable vesting dates.

•

30,388 shares to certain employees of the Company. These awards were valued at $2.06 per share, the closing price of biolase common stock on the grant date. Vesting periods for the awards are as follows: (i) 50% of 24,271 shares vest on September 10, 2019 and the remaining 50% vest on September 10, 2020; and (ii) 6,117 shares fully vest on March 15, 2019, subject to continued service through the applicable vesting dates.

Under the 2018 Plan, effective May 14, 2018, the Compensation Committee of the Board granted the following:

•

1,193,850 shares to certain Board members, employees and consultants of the Company. These awards were valued at $1.45 per share, the closing price of BIOLASE common stock on the grant date, and vest 40% on December 31, 2018 and 60% on December 31, 2019, subject to continued service through the applicable vesting dates.

•

398,275 shares to certain Board members of the Company. These awards were valued at $1.45 per share, the closing price of BIOLASE common stock on the grant date, and fully vest on the first anniversary of the grant date, subject to continued service through the applicable vesting date.

•

10,127 shares to certain employees of the Company. These awards were valued at $1.45 per share, the closing price of BIOLASE common stock on the grant date, and were fully vested on the grant date, subject to continued service through the applicable vesting date.

Under the 2018 Plan, effective June 15, 2018, the Board granted 155,000 RSUs to two new Board members. These awards were valued at $1.25 per share, the closing price of BIOLASE common stock on the grant date, and vest fully on May 9, 2019.

A summary of unvested RSU activity for the nine months ended September 30, 2018 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs at December 31, 2017	358	$4.84
Granted	2,747	$1.81
Vested	(186)	$2.70
Forfeited or cancelled	(338)	$3.34
Unvested RSUs at September 30, 2018	2,581	$1.81

Warrants

The Company issues warrants to acquire shares of BIOLASE common stock as approved by the Board. A summary of warrant activity for the nine months ended September 30, 2018 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2017	1,225	$9.63
Granted or Issued	108	$2.24
Exercised	—	$—
Forfeited, cancelled, or expired	(52)	$2.35
Warrants outstanding at September 30, 2018	1,281	$9.21
Warrants exercisable at September 30, 2018	1,255	$9.07
Vested warrants expired during the quarter ended September 30, 2018	—	$—

On March 6, 2018, in connection with the execution of the Original Business Financing Agreement, the Company issued to Western Alliance warrants (the “Original Western Alliance Warrants”) to purchase up to the number of shares of BIOLASE common stock equal to $120,000 divided by the applicable exercise price at the time such warrants are exercised. The Original Western Alliance Warrants are fully vested and exercisable. The Original Western Alliance Warrants may be exercised with a cash payment from Western Alliance, or, in lieu of a cash payment, Western Alliance may convert the warrants into a number of shares, in whole or in part. The initial exercise price of the warrants was $2.35 per share, which was the Reverse Stock Split-adjusted closing market price of BIOLASE common stock on March 6, 2018. On September 27, 2018, the Company entered into the Second Modification Agreement to amend the Original Business Financing Agreement. In connection with the Second Modification Agreement, the Original Western Alliance Warrants were terminated, and the Company issued new warrants (the “Western Alliance Warrants”) to purchase up to the number of shares of BIOLASE common stock equal to $120,000 divided by the exercise price of $2.13, which was the closing price of the Company’s common stock on September 27, 2018. The Western Alliance Warrants are immediately exercisable and expire on September 27, 2028. See Note 9 – Lines of Credit for further discussion.

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

Outstanding stock options, RSUs and warrants to purchase approximately 5.8 million shares were not included in the calculation of diluted loss per share for the three and nine months ended September 30, 2018, as their effect would have been anti-dilutive. For the same 2017 periods, anti-dilutive outstanding stock options and warrants to purchase 5.4 million shares were not included in the computation of diluted loss per share.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$3,860	$3,953
Work-in-process	1,471	1,162
Finished goods	8,092	7,183
Inventory, net	$13,423	$12,298

Inventory is net of a provision for excess and obsolete inventory totaling $1.6 million and $1.9 million as of September 30, 2018 and December 31, 2017, respectively.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2018	2017
Building	$216	$220
Leasehold improvements	2,005	2,005
Equipment and computers	6,860	6,883
Furniture and fixtures	634	634
Construction in progress	1,178	1,182
	10,893	10,924
Accumulated depreciation and amortization	(8,134)	(7,426)
	2,759	3,498
Land	168	176
Property, plant, and equipment, net	$2,927	$3,674

Depreciation and amortization expense related to property, plant, and equipment totaled $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2017, respectively.

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

As of September 30, 2018 and December 31, 2017, the Company had goodwill (indefinite life) of $2.9 million. As of September 30, 2018 and December 31, 2017, all intangible assets have been fully amortized. There was no amortization expense for the three and nine months ended September 30, 2018 or 2017.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2018	2017
Payroll and benefits	$2,368	$2,115
Warranty accrual, current portion	1,005	1,120
Taxes	575	544
Accrued professional services	1,324	584
Accrued insurance premium	54	870
Other	540	376
Total accrued liabilities	$5,866	$5,609

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties for the three and nine months ended September 30, 2018 and 2017 are included within accrued liabilities on the Consolidated Balance Sheets and were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Initial warranty accrual, beginning balance	$1,359	$1,285	$1,190	$1,706
Provision for estimated warranty cost	203	190	827	192
Warranty expenditures	(182)	(325)	(637)	(748)
	1,380	1,150	1,380	1,150
Less warranty accrual, long-term	375	107	375	107
Total warranty accrual, current portion	$1,005	$1,043	$1,005	$1,043

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

NOTE 9—LINES OF CREDIT

On March 6, 2018, the Borrower entered into the Original Business Financing Agreement. Pursuant to the terms and conditions of the Original Business Financing Agreement, Western Alliance agreed to provide the Borrower a secured revolving line of credit permitting the Borrower to borrow or receive letters of credit up to the lesser of $6.0 million (the “Domestic Revolver”) (subject to a $6.0 million credit limit relating to domestic eligible accounts receivable (the “domestic credit limit”) and a $3.0 million credit limit relating to export-related (the “EXIM Revolver”) eligible accounts receivable (the “EXIM credit limit”)) and the borrowing base, which is defined as the sum of the domestic borrowing base (up to 75% of the Borrower’s eligible domestic accounts receivable less such reserves as Western Alliance may deem proper and necessary) and the export-related borrowing base (up to 85% of the Borrower’s eligible export-related accounts receivable less such reserves as Western Alliance may deem proper and necessary). The Business Financing Agreement expires on March 6, 2020, and the Borrower’s obligations thereunder are secured by a security interest in all of the Borrower’s assets.

On August 13, 2018, the Borrower and Western Alliance entered into a Business Financing Modification Agreement, pursuant to which Western Alliance waived the Borrower’s covenant defaults under the Original Business Financing Agreement and provided an advance of $1.5 million. This advance was due by September 27, 2018.

On September 27, 2018, the Borrower and Western Alliance entered into the Second Modification Agreement. Pursuant to the terms and conditions of the Second Modification Agreement, the credit limit under the Original Business Financing Agreement was reduced to $2.5 million and the due date of the $1.5 million advance was extended to March 6, 2019. Additionally, the Borrower agreed to certain amended financial covenants contained in the Original Business Financing Agreement (as amended on August 13, 2018), including a revised adjusted quick ratio covenant, and a $750,000 minimum unrestricted cash balance covenant. In addition, pursuant to the Second Modification Agreement, the Borrower agreed to deliver to Western Alliance a term sheet for an equity or debt financing for not less than $5 million in gross proceeds and agreed to close such financing on or before November 15, 2018. See Note 14 – Subsequent Events for information regarding further modifications to the Original Business Financing Agreement.

As of September 30, 2018, the Company had $1.5 million outstanding borrowings under the Domestic Revolver or the EXIM Revolver. There were no restricted cash balances required by the Domestic Revolver or the EXIM Revolver as of September 30, 2018. The Borrower’s obligations are generally secured by substantially all of the Company’s assets. There were no available borrowings under the Business Financing Agreement as of September 30, 2018.

The Business Financing Agreement requires the Borrower to maintain compliance with certain financial and non-financial covenants, as defined therein. If a default occurs, Western Alliance may declare the amounts outstanding under the Business Financing Agreement immediately due and payable. The Borrower received a waiver of default from Western Alliance related to certain deliverable covenants as of September 30, 2018.

Amounts outstanding under the Business Financing Agreement bear interest at a per annum floating rate equal to the greater of 5.0% or the “Prime Rate” published in the Money Rates section of the Western Edition of The Wall Street Journal (or such other rate of interest publicly announced from time to time by Western Alliance as its “Prime Rate”), plus 2.25% with respect to advances made under the line of credit, plus an additional 5.0% during any period that an event of default has occurred and is continuing. The commitment fee under the Business Financing Agreement is 0.25% of the domestic credit limit and 1.75% of the EXIM credit limit and is payable on March 6, 2018 and each anniversary thereof. As of September 30, 2018, the interest rate on both the Domestic Revolver and EXIM Revolver was 7.5%.

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

As additional consideration for the lines of credit, the Company also issued the Original Western Alliance Warrants. As part of the Second Modification Agreement, the Original Western Alliance Warrants issued on March 6, 2018 were terminated and the Western Alliance Warrants were issued. For additional information on the Western Alliance Warrants, see Note 4 – Stockholders’ Equity. The fair value of the Western Alliance Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 10 years; volatility of 91.71%; annual dividend per share of $0.00; and risk-free interest rate of 3.08%; and resulted in an estimated fair value of $0.1 million, which was recorded as a liability and resulted in a discount to the credit facilities at issuance. The discount is being amortized on a straight-line basis to interest expense over the term of the Business Financing Agreement.

On November 9, 2018, BIOLASE entered into a five-year secured Credit Agreement with SWK, pursuant to which the Company has borrowed $12.5 million. $0.9 million of the proceeds from the SWK Loan have been used to pay off all amounts owed to Western Alliance under the Business Financing Agreement (as amended on October 26, 2018), and the Company plans to use the remaining proceeds to provide additional working capital to fund its growth initiatives, such as broadening its customer base and increasing the utilization of its products to drive recurring higher margin consumables revenue. See Note 14 – Subsequent Event for additional information.

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

2018	$276
2019	890
2020	317
2021	32
Thereafter	—
Total future minimum lease obligations	$1,515

Employee arrangements and other compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $3.2 million, in the aggregate, at September 30, 2018. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of September 30, 2018, approximately $0.2 million was accrued for performance bonuses, which is included in accrued liabilities in the Consolidated Balance Sheets.

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

Purchase commitments

The Company generally purchases components and subassemblies for its products from a limited group of third-party suppliers through purchase orders. As of September 30, 2018, the Company had $9.3 million of purchase commitments for which the Company has not received certain goods or services that are expected to be purchased within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near-term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule or adjust requirements prior to supplier fulfillment.

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

On January 23, 2018, CAO filed a lawsuit against BIOLASE in the Central District of California alleging that BIOLASE’s diode lasers infringe on U.S. Patent Nos. 8,337,097, 8,834,497, 8,961,040 and 8,967,883. The complaint seeks injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. The Company is not able to estimate the amount or range of any loss for legal contingencies.

NOTE 11—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three and nine months ended September 30, 2018, sales to customers in the United States accounted for approximately 64% and 60% of net revenue, respectively, and international sales accounted for approximately 36% and 40% of net revenue, respectively. For the three and nine months ended September 30, 2017, sales to customers in the United States accounted for approximately 63% and 64% of net revenue, respectively, and international sales accounted for approximately 37% and 36% of net revenue, respectively. No individual country, other than the United States, represented more than 10% of total net revenue during the three and nine months ended September 30, 2018 or 2017.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	$6,953	$6,804	$19,810	$21,840
International	3,983	4,002	13,300	12,452
	$10,936	$10,806	$33,110	$34,292

Property, plant, and equipment by geographic location was as follows (in thousands):

	September 30,	December 31,
	2018	2017
United States	$2,617	$3,347
International	310	327
	$2,927	$3,674

NOTE 12—CONCENTRATIONS

Revenue from the Company’s products for the three and nine months ended September 30, 2018 and 2017 are as follows (dollars in thousands):

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2018		2017		2018		2017
Laser systems	$7,055	64.5%	$6,335	58.6%	$20,678	62.5%	$21,026	61.3%
Imaging systems	382	3.5%	1,103	10.2%	1,336	4.0%	2,683	7.8%
Consumables and other	1,902	17.4%	1,751	16.2%	6,239	18.9%	5,494	16.0%
Services	1,594	14.6%	1,585	14.7%	4,848	14.6%	4,993	14.6%
License fees and royalties	3	0.0%	32	0.3%	9	0.0%	96	0.3%
Total revenue	$10,936	100.0%	$10,806	100.0%	$33,110	100.0%	$34,292	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and nine months ended September 30, 2018 or 2017.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at September 30, 2018 or December 31, 2017.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and nine months ended September 30, 2018 and 2017. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three and nine months ended September 30, 2018, the Company recorded an income tax provision of $49,000 and $91,000, respectively, resulting in an effective tax rate of 0.5% and 0.6%, respectively. During the three and nine months ended September 30, 2017, the Company recorded an income tax provision of $35,000 and $111,000 respectively, resulting in an effective tax rate of 0.8% and 0.9%, respectively. The income tax provisions for the three and nine months ended September 30, 2018 and 2017 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% for 2018 and 34% for 2017 primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

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

The 2017 Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations.  This provision is effective for taxable years beginning after December 31, 2017. Because of the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the 2017 Tax Act including the associated forecast of GILTI and the application of ASC 740, Income Taxes. Under GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only the Company’s current structure and estimated future results of global operations, but also the Company’s intent and ability to modify its structure. The Company is not yet able to reasonably estimate the effect of this provision of the 2017 Tax Act. However, due to the Company’s current net operating loss (“NOL”) position and NOL carryforward balance, the Company does not believe this provision will have a material impact on the Company’s income tax provisions.

NOTE 14—SUBSEQUENT EVENT

Effective October 8, 2018, Elaine C. Wagner was elected to the Board and was appointed to serve as a member of the Compensation Committee of the Board and the Nominating and Corporate Governance Committee of the Board. Upon her election to the Board and her appointment to the Compensation Committee and Nominating and Corporate Governance Committees of the Board, Dr. Wagner received an automatic award of 44,374 stock-settled RSUs, which fully vest on May 9, 2019. Upon vesting, each unit shall be settled with one share of BIOLASE common stock.

On October 26, 2018, the Borrower and Western Alliance entered into a new Business Financing Modification Agreement, pursuant to which Western Alliance waived BIOLASE’s non-compliance with certain financial operating covenants as set forth in the Business Financing Agreement, and the Borrower agreed to certain amended covenants contained in the Business Financing Agreement, including $300,000 minimum unrestricted cash balance covenant and a waiver of reporting items required to be delivered by BIOLASE to Western Alliance under the Business Financing Agreement.

On November 9, 2018, BIOLASE entered into a five-year secured Credit Agreement with SWK, pursuant to which BIOLASE has borrowed $12.5 million (the “SWK Loan”). BIOLASE’s obligations are secured by substantially all of the Company’s assets. The SWK Loan matures on November 9, 2023, and the interest rate on the SWK Loan is LIBOR plus 10%. $0.9 million of the proceeds from the SWK Loan have been used to pay off all amounts owed to Western Alliance under the Business Financing Agreement (as amended on October 26, 2018), and the Company plans to use the remaining proceeds to provide additional working capital to fund its growth initiatives, such as broadening its customer base and increasing the utilization of its products to drive recurring higher margin consumables revenue. On November 9, 2018, in connection with the Credit Agreement, the Company issued warrants to SWK (the “SWK Warrants”) to purchase up to 372,023 shares of BIOLASE common stock. The SWK Warrants are immediately exercisable and expire on November 9, 2026. The exercise price of the SWK Warrants is $1.34, which was the average closing price of BIOLASE common stock for the ten trading days immediately preceding November 9, 2018.

On November 9, 2018, the Business Financing Agreement, as amended on October 26, 2018 (the “Existing Credit Agreement”), was replaced by the Credit Agreement. All outstanding borrowings, accrued interest and fees under the Existing Credit Agreement were paid off with a portion of the proceeds under the Credit Agreement, and the Existing Credit Agreement was terminated.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes of BIOLASE, Inc. (“BIOLASE”) and its consolidated subsidiaries (together with BIOLASE, the “Company,” “we,” “our,” or “us”) included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018 (the “2017 Form 10-K”). In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements, predictions, or expectations regarding our plans to expand our product line and clinical applications, statements regarding the effects of seasonality on revenue, operating expenses, anticipated cash needs, needs for additional financing, plans to explore potential collaborations, market opportunities, anticipated use of proceeds from debt financing, and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “outlook,” “potential,” “plan,” “seek,” and similar expressions and variations or the negatives of these terms or other comparable terminology.

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

•	failure to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or maintain adequate internal control over financial reporting;
•	climate change initiatives;
•	failure of our intellectual property rights to adequately protect our technologies and potential third-party claims that our products infringe their intellectual property rights;
•	changes in government regulation or the inability to obtain or maintain necessary governmental approvals;
•	our failure to comply with existing or new laws and regulations, including fraud and abuse and health information privacy and securities laws;
•	changes in the Food and Drug Administration’s (“FDA’s”) regulatory requirements applicable to laser products, dental devices, or both;
•	recall or other regulatory action concerning our products after receiving FDA clearance or approval;
•	our failure to comply with continued listing requirements of the NASDAQ Capital Market; and
•	our failure to comply with certain debt covenants.

Further information about factors that could materially affect the Company, including our results of operations and financial condition, is contained under “Risk Factors” in Item 1A in the 2017 Form 10-K and in Item 1A to this Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and Diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 327 issued and 69 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through September 30, 2018, we sold over 38,100 laser systems in over 90 countries around the world. Contained in this total are approximately 12,800 Waterlase systems, including approximately 8,800 Waterlase MD, MDX, Express and iPlus systems.

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

Recent Developments

New Leadership Additions

Effective October 8, 2018, the BIOLASE board of directors (the “Board”) elected Elaine C. Wagner to the Board. Dr. Wagner is a retired United States Navy Rear Admiral with 33 years of service. Dr. Wagner most recently the Director of Readiness and Health at the Navy Bureau of Medicine and Surgery. Additionally, Dr. Wagner is a renowned leader in the practice of pediatric dentistry.

Effective August 7, 2018, the Board appointed Todd A. Norbe as our President and Chief Executive Officer and John R. Beaver, who was serving as our Interim Chief Executive Officer, was promoted to Executive Vice President and Chief Financial Officer.

Effective June 15, 2018, the Board elected Mr. Norbe and Jess Roper to the Board. Mr. Norbe has more than 25 years of experience as a senior executive with companies within the dental industry. Mr. Roper has more than 25 years of experience as a senior executive with companies in the medical industry and has held financial management positions with publicly traded and venture funded companies.

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

Debt Financing

On November 9, 2018, BIOLASE entered into a five-year secured Credit Agreement with SWK Funding LLC (“SWK”), pursuant to which BIOLASE has borrowed $12.5 million (the “SWK Loan”). BIOLASE’s obligations are secured by substantially all of the Company’s assets. The SWK Loan matures on November 9, 2023, and the interest rate on the SWK Loan is LIBOR plus 10%. $0.9 million of the proceeds from the SWK Loan have been used to pay off all amounts owed to Western Alliance under the Business Financing Agreement (as amended on October 26, 2018), and the Company plans to use the remaining proceeds to provide additional working capital to fund its growth initiatives, such as broadening its customer base and increasing the utilization of its products to drive recurring higher margin consumables revenue.

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2017 Form 10-K. There have been no significant changes during the nine months ended September 30, 2018 in our critical accounting policies from those disclosed in Item 7 of the 2017 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Products and services revenue	100.0%	99.7%	100.0%	99.7%
License fees and royalty revenue	—%	0.3%	—%	0.3%
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	64.0%	73.6%	65.9%	66.4%
Gross profit	36.0%	26.4%	34.1%	33.6%
Operating expenses:
Sales and marketing	41.0%	37.0%	39.4%	37.1%
General and administrative	24.6%	18.6%	26.2%	21.2%
Engineering and development	11.7%	14.8%	11.9%	14.1%
Total operating expenses	77.3%	70.4%	77.5%	72.4%
Loss from operations	(41.3%)	(44.0%)	(43.4%)	(38.8%)
Non-operating loss, net	(1.0%)	1.7%	(0.4%)	1.2%
Loss before income tax provision	(42.3%)	(42.3%)	(43.8%)	(37.6%)
Income tax provision	0.4%	0.3%	0.3%	0.3%
Net loss	(42.7%)	(42.6%)	(44.1%)	(37.9%)

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

Non-GAAP Net Loss

Management uses non-GAAP net loss (defined as net loss before interest, taxes, depreciation and amortization and stock-based compensation) in its evaluation of the Company’s core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Management believes that this non-GAAP financial information reflects an additional way of viewing aspects of our business that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business. The following table contains a reconciliation of non-GAAP net loss to GAAP net loss attributable to common stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
GAAP net loss attributable to common stockholders	$(4,665)	$(4,612)	$(14,597)	$(16,987)
Deemed dividend on convertible preferred stock	—	-	—	3,978
GAAP net loss	$(4,665)	$(4,612)	$(14,597)	$(13,009)
Adjustments:
Interest expense (income), net	33	(10)	80	(29)
Income tax provision	49	35	91	111
Depreciation and amortization	202	310	712	887
Stock-based compensation	604	464	1,862	1,604
Non-GAAP net loss	$(3,777)	$(3,813)	$(11,852)	$(10,436)

Comparison of Results of Operations

Three months ended September 30, 2018 and 2017

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the three months ended September 30, 2018 (the “Third Quarter 2018”) and the three months ended September 30, 2017 (the “Third Quarter 2017”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2018		2017		Change	Change
Laser systems	$7,055	64.5%	$6,335	58.6%	$720	11.4%
Imaging systems	382	3.5%	1,103	10.2%	(721)	(65.4%)
Consumables and other	1,902	17.4%	1,751	16.2%	151	8.6%
Services	1,594	14.6%	1,585	14.7%	9	0.6%
Total products and services	10,933	100.0%	10,774	99.7%	159	1.5%
License fees and royalty	3	—%	32	0.3%	(29)	(90.6%)
Net revenue	$10,936	100.0%	$10,806	100.0%	$130	1.2%

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

Total revenue by geographic location based on the location of customers for the Third Quarter 2018 and Third Quarter 2017, as well as the amount of change and percentage of change in each geographic revenue category, were as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2018		2017		Change	Change
United States	$6,953	63.6%	$6,804	63.0%	$149	2.2%
International	3,983	36.4%	4,002	37.0%	(19)	(0.5%)
Net revenue	$10,936	100.0%	$10,806	100.0%	$130	1.2%

The $0.1 million, or 1.2%, overall increase in quarter-over-quarter net revenue resulted primarily from laser systems sales, which increased by $0.7 million, or 11.4%, in the Third Quarter 2018 compared to the Third Quarter 2017. Sales of our laser products increased by 22% domestically and 2% internationally, during the Third Quarter 2018 compared to the Third Quarter 2017. Consumables and other revenue, which consists of consumable products such as disposable tips increased by $0.2 million or 8.6% during the Third Quarter 2018 compared to the Third Quarter 2017.

Partially offsetting increases in laser systems revenue and consumables and other revenue was a decrease in imaging systems revenue. Imaging systems revenue decreased by $0.7 million or 65.4% in the Third Quarter 2018 compared to the Third Quarter 2017, primarily driven by a one-time study club purchase in 2017, along with a renewed focus on laser sales for 2018.

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for the Third Quarter 2018 and the Third Quarter 2017, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2018		2017		Change	Change
Net revenue	$10,936	100.0%	$10,806	100.0%	$130	1.2%
Cost of revenue	6,995	64.0%	7,951	73.6%	(956)	(12.0%)
Gross profit	$3,941	36.0%	$2,855	26.4%	$1,086	38.0%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 38% increase in gross profit as a percentage of revenue for the Third Quarter 2018, as compared to the Third Quarter 2017, reflects new customer growth and a favorable change in product mix with an increase in laser sales, which have a higher margin than our other product offerings, partially offset by a decrease in imaging sales, as laser sales typically have higher margins. Additionally, there was an increase in the average selling prices.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for the Third Quarter 2018 and Third Quarter 2017, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2018		2017		Change	Change
Sales and marketing	$4,489	41.0%	$4,000	37.0%	$489	12.2%
General and administrative	2,685	24.6%	2,015	18.6%	670	33.3%
Engineering and development	1,277	11.7%	1,601	14.8%	(324)	(20.2%)
Total operating expenses	$8,451	77.3%	$7,616	70.4%	$835	11.0%

The quarter-over-quarter total operating expenses are explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses in the Third Quarter 2018 compared to the Third Quarter 2017 increased by $0.5 million, or 12.2%, primarily due to an increase in media materials, advertising and printing expenses of $0.2 million, an increase in payroll and consulting-related expenses of $0.1 million, an increase in commissions of $0.1 million and an increase in travel expenses of $0.1 million. As we continue efforts to transform and drive to revenue growth, we expect sales and marketing expenses to increase as a percentage of revenue.

General and Administrative Expense. General and administrative expenses in the Third Quarter 2018 compared to the Third Quarter 2017 increased by $0.7 million, or 33.3%, primarily due to an increase of $0.5 in legal fees resulting from our efforts to defend our intellectual property, an increase in investor relations-related expenses of $0.1 million and an increase in provision for doubtful accounts of $0.1 million. We expect general and administrative expenses to decrease as a percentage of revenue through the remainder of 2018.

Engineering and Development Expense. Engineering and development expenses in the Third Quarter 2018 compared to the Third Quarter 2017 decreased by $0.3 million, or 20.2%, primarily due to a $0.2 million decrease in payroll and consulting-related expenses. We expect engineering and development expenses to decrease as a percentage of revenue through the remainder of 2018.

Gain (Loss) on Foreign Currency Transactions. We realized a $0.1 million loss on foreign currency transactions during the Third Quarter 2018, compared to a $0.2 million gain on foreign currency transactions during the Third Quarter 2017, due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Expense (Income), Net. Interest expense during the Third Quarter 2018 represented interest recognized from the amortization of the discount due to allocation value of the warrants issued to Western Alliance Bank (“Western Alliance”) in March 2018, which were terminated and replaced by the new warrants issued to Western Alliance on September 27, 2018. See Part I, Item I, Note 9 – Lines of Credit for additional information. Interest income during the Third Quarter 2017 represented interest recognized from the discounted present value of the settlement in connection with the patent infringement lawsuit against Fotona Proizvodnja Optoelektronskih Naprav D.D. and Fotona LLC (collectively, “Fotona”). We filed the lawsuit in Düsseldorf District Court in April 2012 alleging infringement with respect to the Fotona Fidelis dental laser system.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $49,000 for the Third Quarter 2018, compared to a provision of $35,000 for the Third Quarter 2017. For additional information regarding income taxes, see Part I, Item I, Note 13 – Income Taxes.

Net Loss. Our net loss totaled approximately $4.7 million for the Third Quarter 2018 compared to a net loss of $4.6 million for the Third Quarter 2017. The $0.1 million or 1%, increase in net loss was primarily due to a $0.8 million or 11% increase in operating expenses and a $0.2 million negative impact on foreign currency transactions due to a loss for the Third Quarter 2018 compared to a gain for the Third Quarter 2017, offset by a $1.0 million decrease in cost of revenue.

Nine months ended September 30, 2018 and 2017

Net Revenue: The following table summarizes our net revenues by category, including each category’s percentage of our total revenue, for the nine months ended September 30, 2018 (“YTD Third Quarter 2018”) and the nine months ended September 30, 2017 (“YTD Third Quarter 2017”), as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2018		2017		Change	Change
Laser systems	$20,678	62.5%	$21,026	61.3%	$(348)	(1.7%)
Imaging systems	1,336	4.0%	2,683	7.8%	(1,347)	(50.2%)
Consumables and other	6,239	18.9%	5,494	16.0%	745	13.6%
Services	4,848	14.6%	4,993	14.6%	(145)	(2.9%)
Total products and services	33,101	100.0%	34,196	99.7%	(1,095)	(3.2%)
License fees and royalty	9	—%	96	0.3%	(87)	(90.6%)
Net revenue	$33,110	100.0%	$34,292	100.0%	$(1,182)	(3.4%)

The $1.2 million, or 3.4%, overall decrease in period-over-period net revenue resulted primarily from imaging systems sales, which decreased by $1.3 million, or 50.2%, in YTD Third Quarter 2018 compared to YTD Third Quarter 2017. The imaging systems revenue decrease was driven by a one-time study club purchase in 2017. Laser systems revenue also decreased by $0.3 million or 1.7%, in YTD Third Quarter 2018 compared to YTD Third Quarter 2017.

Partially offsetting the decreased imaging systems revenue and laser systems revenue were increases to consumables and other revenue. Consumables and other revenue, which consists of consumable products such as disposable tips and services, increased by $0.7 million, or 13.6%, in YTD Third Quarter 2018 compared to YTD Third Quarter 2017.

Total revenue by geographic location based on the location of customers for YTD Third Quarter 2018 and YTD Third Quarter 2017, as well as the amount of change and percentage of change in each geographic revenue category, were as follows (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2018		2017		Change	Change
United States	$19,810	59.8%	$21,840	63.7%	$(2,030)	(9.3%)
International	13,300	40.2%	12,452	36.3%	848	6.8%
Net revenue	$33,110	100.0%	$34,292	100.0%	$(1,182)	(3.4%)

Cost of Revenue and Gross Profit: The following table summarizes our cost of revenue and gross profit for YTD Third Quarter 2018 and YTD Third Quarter 2017, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2018		2017		Change	Change
Net revenue	$33,110	100.0%	$34,292	100.0%	$(1,182)	(3.4%)
Cost of revenue	21,828	65.9%	22,780	66.4%	(952)	(4.2%)
Gross profit	$11,282	34.1%	$11,512	33.6%	$(230)	(2.0%)

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 2% decline in gross profit as a percentage of revenue for YTD Third Quarter 2018, as compared to YTD Third Quarter 2017, reflected lower revenue resulting in unabsorbed fixed costs.

Operating Expenses: The following table summarizes our operating expenses as a percentage of net revenue for YTD Third Quarter 2018 and YTD Third Quarter 2017, as well as the amount of change and percentage change (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2018		2017		Change	Change
Sales and marketing	$13,037	39.4%	$12,718	37.1%	$319	2.5%
General and administrative	8,691	26.2%	7,271	21.2%	1,420	19.5%
Engineering and development	3,927	11.9%	4,840	14.1%	(913)	(18.9%)
Total operating expenses	$25,655	77.5%	$24,829	72.4%	$826	3.3%

The period-over-period total operating expenses are explained in the following expense categories.

Sales and Marketing Expense. Sales and marketing expenses in YTD Third Quarter 2018 compared to YTD Third Quarter 2017 increased by $0.3 million, or 2.5%, primarily due to an increase in payroll and consulting-related expenses of $0.5 million and an increase in media, advertising and printing expenses of $0.1 million, partially offset by a decrease in convention-related expenses of $0.4 million. In the first quarter of 2017, we participated in the International Dental Show in Cologne, Germany, which led to higher convention-related expenses and travel expenditures.

General and Administrative Expense. General and administrative expenses in YTD Third Quarter 2018 compared to YTD Third Quarter 2017 increased by $1.4 million or 19.5%, primarily due to an increase of $0.6 million in legal and patent fees resulting from our efforts to protect our intellectual property, an increase of $0.3 million in payroll and consulting-related expenses, an increase of $0.3 million in provision for doubtful accounts and an increase of $0.1 million in investor relations expenses. The increase in payroll and consulting-related expenses is primarily due to an increase in severance expenses of $0.4 million related to the change in CEO. We expect general and administrative expenses to decrease as a percentage of revenue through the remainder of 2018.

Engineering and Development Expense. Engineering and development expenses in YTD Third Quarter 2018 compared to YTD Third Quarter 2017 decreased by $0.9 million, or 18.9%, primarily due to a $0.4 million decrease in operating supplies and a $0.3 million decrease in payroll and consulting-related expenses. The decrease in payroll and consulting-related expenses was driven by a decrease in wages of $0.2 million. We expect engineering and development expenses to decrease as a percentage of revenue through the remainder of 2018.

Gain (Loss) on Foreign Currency Transactions. We realized a loss of $0.1 million on foreign currency transactions during YTD Third Quarter 2018, compared to a $0.4 million gain on foreign currency transactions during YTD Third Quarter 2017, due to exchange rate fluctuations between the U.S. dollar and other currencies, primarily the Euro.

Interest Expense (Income), Net. Interest expense during YTD Third Quarter 2018 represented interest recognized from the amortization of the discount due to allocation value of the warrants issued to Western Alliance in March 2018, which were terminated and replaced by the new warrants issued to Western Alliance on September 27, 2018. See Part I, Item I, Note 9 – Lines of Credit for additional information. Interest income during YTD Third Quarter 2017 represented interest recognized from the discounted present value of the settlement in connection with the Fotona patent infringement lawsuit described above.

Income Tax Provision. Our provision for income taxes was $91,000 for YTD Third Quarter 2018, compared to a provision of $111,000 for YTD Third Quarter 2017. For additional information regarding income taxes, see Part I, Item I, Note 11 – Income Taxes.

Net Loss. Our net loss totaled approximately $14.6 million for YTD Third Quarter 2018 compared to a net loss of $13.0 million for YTD Third Quarter 2017. The $1.6 million or 12%, increase in net loss was due to a $0.8 million, or 3%, increase in operating expenses and a $0.5 million negative impact on foreign currency transactions due to a loss for YTD Third Quarter 2018 compared to a gain YTD Third Quarter 2017.

Liquidity and Capital Resources

At September 30, 2018, the Company had approximately $2.4 million in cash, cash equivalents and restricted cash. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash, cash equivalents and restricted cash of $9.5 million at September 30, 2018 as compared to December 31, 2017, was primarily due to net cash used in operating activities of $10.6 million. The $10.6 million of net cash used in operating activities was primarily driven by the Company’s net loss of $14.6 million for the nine months ended September 30, 2018.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Net cash flows used in operating activities	$(10,590)	$(14,156)
Net cash flows used in investing activities	(74)	(825)
Net cash flows (used in) provided by financing activities	1,231	10,270
Effect of exchange rate changes	(23)	241
Net change in cash, cash equivalents and restricted cash	$(9,456)	$(4,470)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the nine months ended September 30, 2018 totaled $10.6 million and was primarily comprised of our net loss of $14.6 million, partially offset by non-cash adjustments for depreciation and amortization expenses of $0.7 million, provision for bad debts of $0.3 million and stock-based compensation expenses of $1.9 million. The $1.0 million net increase in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities of $3.2 million related to the timing of our payments, partially offset by an increase in inventory of $1.2 million resulting from lower than projected sales, an increase in accounts receivable of $1.6 million related to the timing of our collections and a decrease in deferred revenue of $0.4 million, resulting from the impact of implementing the new revenue recognition standard which provided for less deferred installation and deferred diode online training revenue.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2018 consisted of $0.1 million of capital expenditures. The period-over-period decrease was primarily due to the timing of our capital expenditures.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 of $1.2 million resulted primarily from net proceeds from our line of credit of $1.5 million, partially offset by payments of 2017 equity offering costs of $0.1 million and payments of debt issuance costs of $0.1 million.

Effect of Exchange Rate

The effect of exchange rate on cash for the nine months ended September 30, 2018 was minimal.

Future Liquidity Needs

As of September 30, 2018, the Company had working capital of approximately $10.8 million. Our principal sources of liquidity as of September 30, 2018 consisted of approximately $2.4 million in cash, cash equivalents and restricted cash and $11.4 million of net accounts receivable.

On March 6, 2018, BIOLASE and two of its wholly-owned subsidiaries (such subsidiaries, collectively with BIOLASE, the “Borrower”) entered into a Business Financing Agreement (the “Original Business Financing Agreement”) with Western Alliance, which provided for borrowings of up to $6.0 million. On August 13, 2018, the Borrower and Western Alliance entered into a Business Financing Modification Agreement, pursuant to which Western Alliance waived the Borrower’s covenant defaults under the Original Business Financing Agreement and provided an advance of $1.5 million, which was due by September 27, 2018. On September 27, 2018, the Borrower and Western Alliance entered into a Business Financing Modification Agreement (the “Second Modification Agreement”), which reduced the credit limit under the Original Business Financing Agreement (as amended on August 13, 2018”) to $2.5 million and extended the due date of the $1.5 million advance to March 6, 2019. In addition, pursuant to the Second Modification Agreement, the Borrower agreed to deliver to Western Alliance a term sheet for an equity or debt financing for not less than $5 million in gross proceeds and agreed to close such financing on or before November 15, 2018. The Company had $1.5 million of borrowings outstanding under the Original Business Financing Agreement (as amended on August 13, 2018 and September 27, 2018, such agreement the “Business Financing Agreement”) as of September 30, 2018. See Part I, Item I, Note 9 – Lines of Credit for additional information.

On October 26, 2018, the Borrower and Western Alliance entered into a new Business Financing Modification Agreement, pursuant to which Western Alliance waived BIOLASE’s non-compliance with certain financial operating covenants as set forth in the Business Financing Agreement, and the Borrower agreed to certain amendments to covenants contained in the Business Financing Agreement. See Part I, Item I, Note 14 – Subsequent Event for additional information.

On November 9, 2018, BIOLASE entered into a five-year secured Credit Agreement with SWK, pursuant to which BIOLASE has borrowed $12.5 million. $0.9 million of the proceeds from the SWK Loan have been used to pay off all amounts owed to Western Alliance under the Business Financing Agreement (as amended on October 26, 2018), and the Company plans to use the remaining proceeds to provide additional working capital to fund its growth initiatives, such as broadening its customer base and increasing the utilization of its products to drive recurring higher margin consumables revenue. See Part I, Item I. Note 14 – Subsequent Event for additional information.

In order for us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales of our products directly to end-users and through distributors, establish profitable operations through the combination of increased sales and decreased expenses, generate cash from operations or obtain additional funds when needed. We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through expansion of our product offerings, continuing to expand and develop our fields sales force and distribution relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of our advanced medical technologies, and reducing expenses. Additional capital requirements may depend on many factors, including, among other things, continued losses, the rate at which our business grows, demands for working capital, manufacturing capacity, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to raise capital, through either equity or debt offerings, or enter into another line of credit facility. As discussed below, on November 9, 2018, BIOLASE entered into a new financing agreement. We cannot provide assurance that we will be able to successfully consummate any equity or debt financings or enter into any other line of credit facility in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to our stockholders.

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

Except for the following, there have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in the 2017 Form 10-K.

Failure to meet covenants in the Credit Agreement, dated as of November 9, 2018 (the “Credit Agreement”), between BIOLASE, Inc. and SWK Funding LLC, as agent (“SWK”), could result in acceleration of our payment obligations thereunder, and we may not be able to find alternative financing.

Under the Credit Agreement, we are required to maintain a specified amount of consolidated unencumbered liquid assets as of the end of fiscal quarter, generate minimum levels of revenue as of the end of each period specified in the Credit Agreement and maintain specified levels of consolidated EBITDA as of the end of each period specified in the Credit Agreement.  Our ability to comply with these covenants may be affected by factors beyond our control.  If we fail to comply with the covenants contained in the Credit Agreement, or if the Required Lenders (as defined in the Credit Agreement) contend that we have failed to comply with these covenants or any other restrictions, it could result in an event of default under the Credit Agreement, which would permit or, in certain events, require SWK to declare all amounts outstanding thereunder to be immediately due and payable. There can be no assurances that we will be able to repay all such amounts or able to find alternative financing in an event of a default. Even if alternative financing is available in an event of a default under the Credit Agreement, it may be on unfavorable terms, and the interest rate charged on any new borrowings could be substantially higher than the interest rate under the Credit Agreement, thus adversely affecting our business, financial condition, and results of operations.

Our variable rate indebtedness under the Credit Agreement subjects us to interest rate risk, which could result in higher expense in the event of increases in interest rates and adversely affect our business, financial condition, and results of operations.

Borrowings under the Credit Agreement bear interest at a rate that varies depending on the London Interbank Offered Rate (“LIBOR”).  As a result, we are exposed to interest rate risk. If LIBOR rises, the interest rate on outstanding borrowings under the Credit Agreement will increase. Therefore, an increase in LIBOR will increase our interest payment obligations under the Credit Agreement and have a negative effect on our cash flow and our business, financial condition, and results of operations.

The restrictive covenants in the Credit Agreement and the Company’s obligation to make debt payments under the Credit Agreement may limit our operating and financial flexibility and may adversely affect the Company’s business, financial condition, and results of operations.

The Credit Agreement imposes operating and financial restrictions and covenants, which may limit or prohibit our ability to, among other things:

•	Incur additional indebtedness;
•	Make investments, including acquisitions;
•	Create liens;
•	Make dividends, distributions or other restricted payments;
•	Effect affiliate transactions;
•	Enter into mergers, divisions, consolidations or sales of substantially all of our or our subsidiaries’ assets;
•	Change business activities and issue equity interests; or
•	Sell material assets (without using the proceeds thereof to repay the obligations under the Credit Agreement).

In addition, we are required to comply with certain financial covenants under the Credit Agreement as described above.

Such restrictive covenants in the Credit Agreement and the Company’s repayment obligations under the Credit Agreement could have adverse consequences to the Company, including:

•	limiting our flexibility in operating our business and planning for, or reacting to, changes in our business and our industry;
•

requiring the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interests on, the indebtedness, thereby reducing the availability of such cash flow to fund our operations, working capital, capital expenditures, future business opportunities and other general corporate purposes;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•	limiting our ability to obtain additional financing;
•	limiting our ability to adjust to changing market conditions; and
•	placing us at a competitive disadvantage relative to our competitors who are less highly leveraged.

If we fail to comply with the terms of the Credit Agreement and there is an event of default, the creditor(s) may foreclose upon the assets securing our obligations thereunder.

To secure the performance of our obligations under the Credit Agreement, we granted SWK security interests in substantially all of the assets of BIOLASE and certain of our foreign and domestic subsidiaries. Our failure to comply with the terms of the Credit Agreement could result in an event of default thereunder.  In that event, SWK will have the option to (and, in certain circumstances, will have the obligation to) foreclose on the assets of BIOLASE and certain of our subsidiaries pledged as collateral under the Credit Agreement or the other documents executed in connection with the Credit Agreement. The foreclosure on the Company’s assets could severely and negatively impact our business, financial condition, and results of operations.

If certain individuals (or permitted replacements thereof) no longer serve as our Chairman, Chief Executive Officer or Chief Financial Officer, we may be obligated to pay all outstanding obligations and certain fees under the Credit Agreement.

The Credit Agreement provides that, unless such actions are consented to in advance in writing by SWK, if two or more of the three of Jonathan Lorde, Todd Norbe and Jonathan Beaver (or, in each case, his approved successor) at any one time no longer serves in their current positions with BIOLASE and we do not find individuals to replace such individuals within 150 days (or in certain circumstances 210 days), with individuals of appropriate qualification and experience approved in writing by SWK (which approval may not be unreasonably withheld or delayed), there is a “Key Person Event” and all outstanding obligations and certain fees under the Credit Agreement become immediately due and payable.  Whether Mr. Lorde, Mr. Norbe and Mr. Beaver remain our Chairman, Chief Executive Officer and Chief Financial Officer, respectively, is not under our control.  Although we intend to find an appropriate replacement satisfactory to SWK if any of Mr. Lorde, Mr. Norbe or Mr. Beaver leaves his current position, there is no assurance that we will be able find such a replacement within the time period permitted under the Credit Agreement, if at all.  If there is a Key Person Event, there can be no assurance that we will be able to repay all outstanding obligations and fees payable or able to find alternative financing. Even if alternative financing is available, it may be on unfavorable terms, and the interest rate charged on any new borrowings could be substantially higher than the interest rate under the Credit Agreement, thus adversely affecting our business, financial condition, and results of operations.

The risks and uncertainties described in our 2017 Annual Report and above are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results or operations.

ITEM 5.	OTHER INFORMATION

The information below is reported in lieu of information that would be reported under Items 1.01, 1.02 and 2.03 under Form 8-K.

Credit Agreement

BIOLASE entered into a Credit Agreement, dated as of November 9, 2018 (the “Credit Agreement”), with SWK Funding LLC, as agent and lender (“SWK”).

The Credit Agreement provides for a five-year $12.5 million term loan (“Term Loan”) that matures on November 9, 2023. The Credit Agreement also contemplates an additional $2.5 million subordinated facility, subject to an intercreditor agreement satisfactory to SWK in its commercially reasonable discretion.

BIOLASE’s obligations under the Credit Agreement are guaranteed by certain of BIOLASE’s foreign and domestic subsidiaries (such subsidiaries, together with BIOLASE, the “Loan Parties”) and are secured by a security interest in substantially all of the Loan Parties’ property, subject to certain exceptions.

The Term Loan bears interest at a floating rate based upon three-month LIBOR (but not less than 2.25% per year) plus 10.00%, payable on the 15th day of each of February, May, August and November, commencing on February 15, 2019.  BIOLASE paid an origination fee (the “Origination Fee”) in the amount of $187,500 on November 9, 2018. Additionally, BIOLASE is required to pay an exit fee of $1.0 million (the “Exit Fee”) on the earlier to occur of November 9, 2023 or the date the obligations under the Credit Agreement are paid in full or become immediately due and payable.

Upon a “Change of Control” (as defined in the Credit Agreement) on or before November 9, 2019, BIOLASE is required to immediately prepay all outstanding obligations under the Credit Agreement and also pay a prepayment fee (the “COC Prepayment Fee”), calculated as the additional amount that would be needed such that the sum of such fee, plus the principal payments made by BIOLASE (including the Origination Fee), plus without duplication, all Revenue-Based Payments (as defined in the Credit Agreement) actually made in cash (excluding, any amounts paid in respect of costs, expenses, indemnifications or reimbursements or any amounts paid in connection with the SWK Warrants (as defined below), but including any amounts paid on account of the Origination Fee, the prepayment fee and the Exit Fee) results in an amount equal to $15,375,000. A Change of Control is defined under the Credit Agreement to include, in addition to other customary change of control events, a Key Person Event.  Unless such actions are consented to in advance in writing by SWK, a Key Person Event occurs if two or more of the three of Jonathan Lorde, Todd Norbe and Jonathan Beaver (or, in each case, his approved successor) at any one time no longer serves in their current positions with BIOLASE and BIOLASE does not find individuals to replace such individuals within 150 days (or in certain circumstances 210 days), with individuals of appropriate qualification and experience approved in writing by SWK (which approval may not be unreasonably withheld or delayed).

The Credit Agreement provides for certain mandatory prepayment fees in connection with certain dispositions.  Voluntary prepayments may be made in whole but not in part at any time after November 9, 2019.  However, for any such prepayment made on or after November 9, 2019 but prior to November 9, 2020, there is a prepayment fee equal to 6% of the aggregate amount of the Term Loan so prepaid, and for any such prepayment made on or after November 9, 2020 but prior to November 9, 2021, there is a prepayment fee equal to 1% of the aggregate amount of the Term Loan so prepaid.  There is no prepayment fee payable on voluntary prepayments made on or after November 9, 2021.

On each payment date, BIOLASE is obligated to pay an amount based on a percentage of the aggregate of the net sales, royalties and other revenue realized by BIOLASE and/or its subsidiaries on a consolidated basis in accordance with U.S. generally accepted accounting principles.  As set forth in the Credit Agreement, commencing with the fiscal quarter beginning January 1, 2018, the Revenue-Based Payment with respect to each fiscal quarter is equal to (i) 50.00% of Aggregate Revenue (as defined in the Credit Agreement) during the period commencing as of January 1 of the fiscal year of which such fiscal quarter is part, through the end of such fiscal quarter (such elapsed portion of the fiscal year, the “Elapsed Period”) up to and including $7,500,000 plus (ii) 25.00% of Aggregate Revenue during the Elapsed Period greater than $7,500,000 minus (iii) the aggregate amount of Revenue-Based Payments, if any, made with respect to prior fiscal quarters in such fiscal year.

The Credit Agreement also includes three financial covenants.  First, BIOLASE may not permit the Consolidated Unencumbered Liquid Assets (as defined in the Credit Agreement) as of the last day of any fiscal quarter to be less than the greater of (i) $1,500,000 or (ii) the Operating Burn (as defined in the Credit Agreement).  Second, BIOLASE may not permit the Aggregate Revenue as of the end of each fiscal quarter to be less than the amount set forth in the Credit Agreement.  Third, BIOLASE may not permit consolidated EBITDA as of the end of each fiscal quarter to be less than the amount set forth in the Credit Agreement.

The Credit Agreement also contains customary events of default and other covenants, including certain restrictions on BIOLASE’s or the Loan Parties’, as applicable, ability to incur additional indebtedness, create liens, consolidate or merge, enter into acquisitions, pay any dividend or distribution on BIOLASE’s stock, redeem, retire or purchase shares of BIOLASE’s stock, make investments or pledge or transfer assets. If an event of default under the Credit Agreement occurs and is continuing, then any outstanding obligations under the Credit Agreement may be declared immediately due and payable. In addition, if BIOLASE becomes the subject of voluntary or involuntary proceedings under any bankruptcy or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable.

Warrant

On November 9, 2018, in connection with the Credit Agreement, BIOLASE issued to SWK or its assignees (collectively with SWK, the “Holder”) warrants (the “SWK Warrants”) to purchase up to 372,023 shares of BIOLASE common stock. The exercise price of the SWK Warrants is $1.34 per share, which was the average closing price of BIOLASE common stock for the ten trading days immediately preceding November 9, 2018.  The SWK Warrants are immediately exercisable, expire on November 9, 2026 and contain a “cashless exercise feature.”  Subject to certain limitations, the Holder has certain piggyback registration rights with respect to the shares that are issued upon exercise of the SWK Warrants.

The description of the Credit Agreement and the SWK Warrants set forth above are qualified in their entirety by reference to the Credit Agreement and Warrant filed as Exhibit 10.6 and Exhibit 4.2, respectively, to this Quarterly Report on Form 10-Q, which exhibits are hereby incorporated herein by reference.

Termination of Existing Credit Agreement

On November 9, 2018, the Business Financing Agreement, dated as of March 6, 2018 and as amended on August 13, 2018, September 27, 2018 and October 26, 2018 (the “Existing Credit Agreement”), among BIOLASE, BL Acquisition Corp. and BL Acquisition II Inc., as borrowers, and Western Alliance Bank, an Arizona corporation, as lender, was replaced by the Credit Agreement.  All outstanding borrowings, accrued interest and fees under the Existing Credit Agreement were paid off with a portion of the proceeds under the Credit Agreement, and the Existing Credit Agreement was terminated.

ITEM 6.	EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.5	Certificate of Designations, Preferences and Rights of Series C Participating Convertible Preferred Stock of the Registrant		8-K	08/08/2016	3.1	08/08/2016

3.1.6	Certificate of Elimination of Series C Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.1	04/20/2017

3.1.7	Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.2	04/20/2017

3.1.8	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.9	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.2	Seventh Amended and Restated Bylaws of the Registrant, adopted on October 8, 2018		8-K	10/08/2018	3.1	10/09/2018

4.1	Form of Warrant issued on September 27, 2018	X

4.2	Form of Warrant issued on November 9, 2018	X

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.1*	Employment Agreement, dated August 7, 2018, by and between Todd Norbe and the Registrant		8-K	08/07/2018	10.1	08/08/2018

10.2	Amendment No. 1 to BIOLASE, Inc. 2018 Long-Term Incentive Plan		DEF 14A		A	08/24/2018

10.3	Business Financing Modification Agreement, dated as of August 13, 2018, by and among the Registrant, Western Alliance Bank, BL Acquisition Corp, and BL Acquisition II Inc.	X

10.4	Business Financing Modification Agreement, dated as of September 27, 2018, by and among the Registrant, Western Alliance Bank, BL Acquisition Corp. and BL Acquisition II Inc.	X

10.5	Business Financing Modification Agreement, dated as of October 26, 2018, by and among the Registrant, Western Alliance Bank, BL Acquisition Corp. and BL Acquisition II Inc.	X

10.6	Credit Agreement, dated as of November 9, 2018, by and among the Registrant and SWK Funding LLC	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

X

*	Compensatory contract or arrangement.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE, INC.
(Registrant)

November 14, 2018	By:	/s/ Todd A. Norbe
Date		Todd A. Norbe
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2018	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)