Form 10-Q
period 2019-03-31
BIOLASE, INC
filed 2019-05-10
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock at par value $0.001 per share	BIOL	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

As of May 7, 2019, the registrant had 21,293,736 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,956	$8,044
Restricted cash	312	312
Accounts receivable, less allowance of $869 and $850 in 2019 and 2018, respectively	11,743	11,112
Inventory	12,023	12,248
Prepaid expenses and other current assets	1,815	1,591
Total current assets	28,849	33,307
Property, plant, and equipment, net	1,733	1,975
Goodwill	2,926	2,926
Other assets	302	308
Total assets	$33,810	$38,516
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	5,894	5,953
Accrued liabilities	6,713	7,538
Deferred revenue, current portion	2,513	2,476
Total current liabilities	15,120	15,967
Deferred income taxes, net	72	77
Warranty accrual	577	447
Other liabilities	162	100
Term loan	10,906	10,836
Total liabilities	26,837	27,427
Commitments and contingencies — Note 11
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000 shares authorized; 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, par value $0.001 per share; 40,000 shares authorized, 21,294 and 21,072 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	21	21
Additional paid-in-capital	229,269	228,430
Accumulated other comprehensive loss	(725)	(670)
Accumulated deficit	(221,592)	(216,692)
Total stockholders' equity	6,973	11,089
Total liabilities and stockholders' equity	$33,810	$38,516

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Products and services revenue	$10,323	$10,017
License fees and royalty revenue	3	3
Net revenue	10,326	10,020
Cost of revenue	6,804	6,987
Gross profit	3,522	3,033
Operating expenses:
Sales and marketing	3,879	3,891
General and administrative	2,393	3,037
Engineering and development	1,424	1,289
Change in fair value of patent litigation settlement liability	190	—
Total operating expenses	7,886	8,217
Loss from operations	(4,364)	(5,184)
Loss (gain) on foreign currency transactions	43	(207)
Interest expense	478	12
Non-operating loss (income), net	521	(195)
Loss before income tax provision	(4,885)	(4,989)
Income tax provision	15	32
Net loss	(4,900)	(5,021)
Other comprehensive income item:
Foreign currency translation adjustment	(55)	84
Comprehensive loss	$(4,955)	$(4,937)
Net loss per share:
Basic	$(0.23)	$(0.25)
Diluted	$(0.23)	$(0.25)
Shares used in the calculation of net loss per share:
Basic	21,134	20,469
Diluted	21,134	20,469

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2019	2018
Total stockholders' equity, beginning balances	$11,089	$29,260
Common stock and additional paid-in capital:
Beginning balance	228,451	225,012
Issuance of common stock upon exercise of options	3	2
Settlement of liability awards	202	—
Stock offering costs	—	(38)
Stock-based compensation expense	634	650
Ending balance	229,290	225,626
Accumulated other comprehensive loss:
Beginning balance	(670)	(576)
Other comprehensive (loss) income	(55)	84
Ending balance	(725)	(492)
Accumulated deficit
Beginning balance	(216,692)	(195,176)
Net loss	(4,900)	(5,021)
Ending balance	(221,592)	(200,197)
Total stockholders' equity, ending balances	$6,973	$24,937

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(4,900)	$(5,021)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	258	264
Provision for bad debts, net	19	200
Provision for sales allowance	—	4
Amortization of discounts on lines of credit	38	—
Amortization of debt issuance costs	49	7
Stock-based compensation	757	701
Deferred income taxes	(5)	2
Earned interest income, net	(1)	(1)
Change in fair value of patent litigation settlement liability	190	—
Changes in operating assets and liabilities:
Accounts receivable	(650)	186
Inventory	225	(1,103)
Prepaid expenses and other current assets	463	(20)
Accounts payable and accrued liabilities	(1,514)	460
Deferred revenue	37	(441)
Net cash and cash equivalents used in operating activities	(5,034)	(4,762)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(8)	(102)
Net cash and cash equivalents used in investing activities	(8)	(102)
Cash Flows from Financing Activities:
Principal payments under capital lease obligation	—	(46)
Borrowings under lines of credit	—	1,823
Payments of debt issuance costs	—	(74)
Payments of equity offering costs	—	(81)
Proceeds from exercise of stock options	3	2
Net cash and cash equivalents provided by financing activities	3	1,624
Effect of exchange rate changes	(49)	74
Decrease in cash, cash equivalents and restricted cash	(5,088)	(3,166)
Cash, cash equivalents and restricted cash, beginning of period	8,356	11,896
Cash, cash equivalents and restricted cash, end of period	$3,268	$8,730
Supplemental cash flow disclosure:
Cash paid for interest	$430	$—
Cash paid for income taxes	$31	$24
Cash paid for operating leases	$189	$—
Non-cash accrual for capital expenditures	$24	$4
Non-cash right-of-use assets obtained in exchange for lease obligation	$824	$—

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of BIOLASE and its wholly-owned subsidiaries and have been prepared on a basis consistent with the December 31, 2018 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations, and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements.

The consolidated results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in BIOLASE’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019 (the “2018 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred a loss from operations and a net loss, and used cash in operating activities for the three months ended March 31, 2019. The Company’s recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2019, the Company was not in compliance with certain of its loan covenants relating to the SWK Loan (as defined below). In May 2019,SWK Funding, LLC granted the Company a waiver of such covenants. On May 7, 2019, the Company entered into an amendment of its Credit Agreement with SWK Funding, LLC to increase the total loan commitment in the SWK Loan from $12.5 million to $15.0 million, to revise certain of the financial covenants and to issue additional warrants to purchase the Company’s common stock. See Note 15 for additional information.

As of March 31, 2019, the Company had working capital of approximately $13.7 million. The Company’s principal sources of liquidity as of March 31, 2019 consisted of approximately $3.3 million in cash, cash equivalents and restricted cash and $11.7 million of accounts receivable.

In order for the Company to continue operations beyond the next 12 months and be able to discharge its liabilities and commitments in the normal course of business, it must sell its products directly to end users and through distributors, establish profitable operations through increased sales, decrease expenses, generate cash from operations, or obtain additional funds when needed. The Company intends to improve its financial condition and ultimately improve its financial results by increasing revenues through expansion of its product offerings, continuing to expand and develop its field sales force and distributor relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of its advanced medical technologies, and reducing expenses.

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

Reverse Stock Split

Except as the context otherwise requires, all share numbers and share price amounts (including exercise prices and closing market prices) contained in the unaudited financial statements and notes thereto reflect the one-for-five reverse stock split (“the Reverse Stock Split”) effectuated by the Company on May 10, 2018. See Note 4 below for additional information.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these unaudited consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these unaudited consolidated financial statements include allowances on accounts receivable, inventory, and deferred taxes, as well as estimates for accrued warranty expenses, goodwill and the ability of goodwill to be realized, revenue deferrals, effects of stock-based compensation and warrants, contingent liabilities, and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2018 Form 10-K. Management believes that there have been no significant changes during the three months ended March 31, 2019 in the Company’s critical accounting policies from those disclosed in Item 7 of the 2018 Form 10-K.

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

The Company’s financial instruments, consisting of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and the SWK Loan as discussed in Note 9, approximate fair value because of the liquid or short-term nature of these items.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the periods ended March 31, 2019 and 2018, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations.

Adopted Accounting Pronouncements

In February 2016, the FASB established ASU Topic 842 – Leases, by issuing ASU Topic No. 2016-02 (“Topic 842”), which requires lessees to recognize lease on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU Topic 2018-11 – Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and a lease liability for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The Company adopted Topic 842 in the first quarter of 2019 utilizing the modified retrospective transition method and a cumulative effect adjustment at the beginning of the first quarter of 2019. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of the right-to-use assets. The adoption of Topic 842 resulted in the recognition of right-of use assets of approximately $0.8 million after a $0.2 million adjustment for deferred rent, and lease liabilities for operating leases of approximately $1.0 million, and no cumulative effect adjustment on retained earnings on its unaudited Consolidated Balance Sheets nor material impact to its unaudited Consolidated Statements of Operations and Comprehensive Loss in the period of adoption. Right-of-use assets are included in Prepaid and other assets, and lease liabilities are included in Accrued liabilities or Other liabilities in the unaudited consolidated balance sheet for the period ended March 31, 2019. See Note 10 — Leases, for additional information.

Recently Issued Accounting Standards

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

Revenue from products and services transferred to customers at a single point in time accounted for 84% and 83% of net revenue for the three months ended March 31, 2019 and March 31, 2018, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale laser systems, imaging systems, and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 16% and 17% of net revenue for the three months ended March 31, 2019 and March 31, 2018, respectively. The majority of the Company’s revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $0.6 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively.

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

	March 31,	December 31,
	2019	2018
Undelivered elements (training, installation, product and support services)	625	730
Extended warranty contracts	1,879	1,735
Deferred royalties	9	11
Total deferred revenue	2,513	2,476
Less long-term portion of deferred revenue	—	—
Total deferred revenue — long -term	—	—
Deferred revenue — current	$2,513	$2,476

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at March 31, 2019 and December 31, 2018.

The amount of revenue recognized during the three months ended March 31, 2019 that was included in the opening contract liability balance related to undelivered elements was $0.3 million, related to extended warranty contracts was $0.7 million and deferred royalties was $3,000.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018
United States	$6,116	$5,693
International	4,210	4,327
	$10,326	$10,020

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenue recognized over time	$1,698	$1,700
Revenue recognized at a point in time	8,628	8,320
Total	$10,326	$10,020

The Company’s sales by end market were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2019	2018
End-customer	$6,346	$6,107
Distributors	3,980	3,913
	$10,326	$10,020

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

The percentages of the Company’s sales by product line were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Waterlase (laser systems)	31.8%	35.0%
Diodes (laser systems)	26.0%	22.0%
Imaging systems	5.3%	5.8%
Consumables and other	20.5%	20.3%
Services	16.4%	16.9%
License fees and royalties	—%	—%
	100.0%	100.0%

Shipping and Handling Costs and Revenues

Shipping and freight costs are treated as fulfillment costs. For shipments to end-customers, the customer bears the shipping and freight costs and has control of the product upon shipment. For shipments to distributors, the distributor bears the shipping and freight costs, including insurance, tariffs and other import/export costs.

NOTE 4—STOCKHOLDERS’ EQUITY

Reverse Stock Split

At BIOLASE’s annual meeting of stockholders on May 9, 2018 (the “2018 Annual Meeting”), BIOLASE stockholders approved an amendment to BIOLASE’s Restated Certificate of Incorporation, as amended, to effect a reverse stock split of BIOLASE common stock and on May 10, 2018, the Company filed an amendment (the “Amendment”) to its Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, effective as of 11:59 p.m. on May 10, 2018. The Amendment also reduced the authorized shares of common stock from 200,000,000 shares to 40,000,000 shares. Prior year share and per share amounts have been adjusted to reflect the impact of the reverse stock split.

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2016, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, and directors of the Company, as well as consultants. As of March 31, 2019, a total of approximately 3.1 million shares of the Company’s common stock have been authorized for issuance under the 2002 Plan, of which approximately 1.0 million shares of the Company’s common stock have been issued pursuant to options that were exercised and restricted stock units (“RSUs”) that were settled in common stock and 1.6 million shares of common stock have been reserved for outstanding options and unvested RSUs, and no shares are available for future grants.

2018 Stock Incentive Plan

At the 2018 Annual Meeting, the Company’s stockholders approved the 2018 Long-Term Incentive Plan (as amended, the “2018 Plan”) which was amended by Amendment No. 1 to the 2018 Plan, approved by the Company’s stockholders at a special meeting on September 21, 2018. The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders.

Subject to the terms and conditions of the 2018 Plan, the number of shares authorized for grants under the 2018 Plan is 3.3 million. As of March 31, 2019, a total 1.9 million shares of the Company’s common stock have been reserved for outstanding options and unvested RSUs, and 1.4 million shares of common stock remain available for future grants.

The Company recognized stock-based compensation expense of $0.8 million and $0.7 million, for the three months ended March 31, 2019 and 2018, respectively, based on the grant-date fair value. Stock-based compensation expense for the three months ended March 31, 2019 and 2018 includes the reversal of $0.1 million and $0.0 million, respectively, resulting from the reassessment of certain performance-based equity awards. The net impact of stock-based compensation expense to earnings was $(0.04), and $(0.03) per basic and diluted share for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, the Company had approximately $2.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that expense to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$82	$57
Sales and marketing	160	80
General and administrative	441	467
Engineering and development	74	97
	$757	$701

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2019	2018
Expected term	6.1 years	5.9 years
Volatility	86.2%	81.4%
Annual dividend per share	$—	$—
Risk-free interest rate	2.64%	2.46%

A summary of option activity for the three months ended March 31, 2019 is as follows (in thousands, except per share data):

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value(1)
Options outstanding, December 31, 2018	1,623	$6.54		$—
Granted at fair market value	40	$2.08
Exercised	(2)	$2.10
Forfeited, cancelled, or expired	(93)	$6.00
Options outstanding at March 31, 2019	1,568	$6.46	5.71	$—
Options exercisable at March 31, 2019	1,159	$7.69	4.85	$—
Vested options expired during the quarter ended March 31, 2019	11	$12.88

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

A summary of unvested stock option activity for the three months ended March 31, 2019 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2018	522	$2.11
Granted	40	$1.53
Vested	(97)	$3.52
Forfeited or cancelled	(56)	$3.00
Unvested options at March 31, 2019	409	$1.59

Cash proceeds, along with fair value disclosures related to grants, exercises and vested options are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Proceeds from stock options exercised	$3	$2
Tax benefit related to stock options exercised (1)	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$—
Weighted-average fair value of options granted during period	$1.53	$1.45
Total fair value of shares vested during the period	$342	$520

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

Restricted Stock Units

There were no material grants made during the three months ended March 31, 2019.

A summary of unvested RSU activity for the three months ended March 31, 2019 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs at December 31, 2018	2,037	$1.84
Granted	40	$2.08
Vested	(220)	$2.28
Forfeited or cancelled	(64)	$2.62
Unvested RSUs at March 31, 2019	1,793	$1.76

Warrants

The Company issues warrants to acquire shares of the Company’s common stock as approved by the Board. A summary of warrant activity for the three months ended March 31, 2019 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2018	1,934	$6.62
Granted or Issued	—	$—
Exercised	—	$—
Forfeited, cancelled, or expired	—	$—
Warrants outstanding at March 31, 2019	1,934	$6.62
Warrants exercisable at March 31, 2019	1,906	$6.43
Vested warrants expired during the quarter ended March 31, 2019	—	$—

See Note 9 for additional information on the Western Alliance Warrants, the SWK Warrants, and the DPG Warrants (each as defined below).

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for the period. In computing diluted net loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options, RSUs and warrants to purchase approximately 5.7 million shares were not included in the calculation of diluted loss per share for the three months ended March 31, 2019, as their effect would have been anti-dilutive. For the same 2018 periods, anti-dilutive outstanding stock options and warrants to purchase 3.8 million shares were not included in the computation of diluted loss per share.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$4,007	$3,590
Work-in-process	1,306	1,435
Finished goods	6,710	7,223
Inventory, net	$12,023	$12,248

Inventory includes write-downs for excess and obsolete inventory totaling approximately $1.1 million and $1.1 million as of March 31, 2019 and December 31, 2018, respectively.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2019	2018
Building	$209	$213
Leasehold improvements	2,004	2,004
Equipment and computers	7,291	7,277
Furniture and fixtures	634	634
Construction in progress	32	25
	10,170	10,153
Accumulated depreciation and amortization	(8,599)	(8,344)
	1,571	1,809
Land	162	166
Property, plant, and equipment, net	$1,733	$1,975

Depreciation and amortization expense related to property, plant, and equipment totaled $0.3 million and $0.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of June 30, 2018 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment tests if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. No events have occurred since June 30, 2018 through the date of these unaudited consolidated financial statements that would trigger further impairment testing of the Company’s intangible assets and goodwill.

As of March 31, 2019 and December 31, 2018, the Company had goodwill (indefinite life) of $2.9 million. As of March 31, 2019 and December 31, 2018, all intangible assets have been fully amortized and no amortization expense was recognized during the three months ended March 31, 2019 and 2018.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2019	2018
Payroll and benefits	$2,122	$2,400
Patent litigation settlement	1,190	1,500
Warranty accrual, current portion	807	861
Lease liability	718	—
Accrued professional services	791	1,044
Taxes	476	714
Accrued insurance premium	189	328
Customer deposits	28	21
Other	392	670
Total accrued liabilities	$6,713	$7,538

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties for the three months ended March 31, 2019 and 2018 are included within accrued liabilities on the Consolidated Balance Sheets and were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Balance, January 1	$1,308	$1,190
Provision for estimated warranty cost	239	246
Warranty expenditures	(163)	(222)
Balance, March 31	1,384	1,214
Less warranty accrual, long-term	577	124
Total warranty accrual, current portion	$807	$1,090

The Company’s Waterlase laser systems sold worldwide are covered by a warranty against defects in material and workmanship for a period of up to 16 months domestically and up to 28 months internationally, from the date of sale by the Company or a distributor to the end-user. The Company’s Diode systems sold worldwide are covered by a warranty against defects in material and workmanship for a period of up to 28 months from the date of sale by the Company or a distributor to the end-user.

NOTE 9—DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	March 31,	December 31,
	2019	2018
Term loan	$12,500	$12,500
Discount and debt issuance costs on term loan	(1,594)	(1,664)
Total long-term debt, net	$10,906	$10,836

Line of Credit

On March 6, 2018, the BIOLASE and two of its wholly-owned subsidiaries (such subsidiaries, together with BIOLASE, the “Borrower”) entered into the Business Financing Agreement (the “Business Financing Agreement”) with Western Alliance Bank (“Western Alliance”). Pursuant to the terms and conditions of the Business Financing Agreement, Western Alliance agreed to provide the Borrower a secured revolving line of credit permitting the Borrower to borrow or receive letters of credit up to the lesser of $6.0 million (the “Domestic Revolver”) (subject to a $6.0 million credit limit relating to domestic eligible accounts receivable (the “domestic credit limit”) and a $3.0 million credit limit relating to export-related (the “EXIM Revolver”) eligible accounts receivable (the “EXIM credit limit”)) and the borrowing base, which is defined as the sum of the domestic borrowing base (up to 75% of the Borrower’s eligible domestic accounts receivable less such reserves as Western Alliance may deem proper and necessary) and the export-related borrowing base (up to 85% of the Borrower’s eligible export-related accounts receivable less such reserves as Western Alliance may deem proper and necessary). The Business Financing Agreement was set to expire on March 6, 2020, and the Borrower’s obligations thereunder were secured by a security interest in all of the Borrower’s assets.

The Business Financing Agreement required the Company to maintain compliance with certain financial and non-financial covenants, as defined therein. Western Alliance had the right to declare the amounts outstanding under the Business Financing Agreement immediately due and payable upon a default.

Amounts outstanding under the Business Financing Agreement bore interest at a per annum floating rate equal to the greater of 4.5% or the “Prime Rate” published in the Money Rates section of the Western Edition of The Wall Street Journal (or such other rate of interest publicly announced from time to time by Western Alliance as its “Prime Rate”), plus 1.5% with respect to advances made under the line of credit, plus an additional 5.0% during any period that an event of default occurred and was continuing. The commitment fee under the Business Financing Agreement was 0.25% of the domestic credit limit and 1.75% of the EXIM credit limit, payable on March 6, 2018 and each anniversary thereof.

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

As additional consideration for the lines of credit, the Company also issued to Western Alliance warrants (the (“Original Western Alliance Warrants”). The fair value of the Western Alliance Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 10 years; volatility of 91.49%; annual dividend per share of $0.00; and risk-free interest rate of 2.88%; and resulted in an estimated fair value of $0.1 million, which was recorded as a liability and resulted in a discount to the credit facilities at issuance. The discount was expensed to interest expense at the time the Business Financing Agreement was terminated, as discussed below.

On August 13, 2018, the Borrower and Western Alliance entered into a Waiver and Business Financing Modification Agreement, pursuant to which Western Alliance waived certain of the Borrower’s covenants under the Business Financing Agreement and provided an advance of $1.5 million, which advance was due by September 27, 2018.

On September 27, 2018, the Borrower and Western Alliance entered into a second Business Financing Modification Agreement which reduced the credit limit under the Business Financing Agreement to $2.5 million and extended the due date of the $1.5 million advance to March 6, 2019. In connection with the agreement, the Original Western Alliance Warrants were terminated, and the Company issued to Western Alliance new warrants (the “Western Alliance Warrants”) to purchase up to 56,338 shares of the Company’s common stock. The Western Alliance Warrants are immediately exercisable and expire on September 27, 2028. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price less than the $2.13 per share exercise price.

On October 22, 2018, the Borrower and Western Alliance entered into a third Business Financing Modification Agreement, pursuant to which Western Alliance waived BIOLASE’s non-compliance with certain financial operating covenants as set forth in the Business Financing Agreement, and the Borrower agreed to certain amended covenants contained in the Business Financing Agreement, including a $300,000 minimum unrestricted cash balance covenant and a waiver of reporting items required to be delivered by BIOLASE to Western Alliance under the Business Financing Agreement.

On November 9, 2018, all outstanding borrowings, accrued interest and fees under the Business Financing Agreement were repaid with a portion of the proceeds under the Credit Agreement (as defined and described below), and the Business Financing Agreement was terminated. The Company recorded approximately $0.1 million of interest expense including unamortized debt issuance costs that were written-off upon extinguishment of the debt. As of March 31, 2019 and December 31, 2018, the Western Alliance Warrants remain outstanding and are classified in equity in the consolidated balance sheet.

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (the “Credit Agreement”) with SWK Funding LLC (“SWK”), pursuant to which the Company has borrowed $12.5 million (the “SWK Loan”). The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement, repayment of the loan is interest-only for the first two years, paid quarterly with the option to extend the interest-only period. Principal repayments will begin in the first quarter of 2021 and will be approximately $0.7 million quarterly until the loan matures in the fourth quarter of 2023. The loan bears interest at London Interbank Bank Offered Rate (“LIBOR”) plus 10% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists. Approximately $0.9 million of the proceeds from the SWK Loan were used to pay off all amounts owed to Western Alliance under the Business Financing Agreement. The Company plans to use the remaining proceeds to provide additional working capital to fund its growth initiatives, such as broadening its customer base and increasing the utilization of its products to drive recurring higher margin consumables revenue.

The Credit Agreement contains financial and non-financial covenants requiring the Company to, among other things, (i) maintain unencumbered liquid assets of no less than $1.5 million or the sum of aggregate cash flow from operations less capital expenditures, ii) achieve certain revenue and EBITDA levels during the first two years of the loan, (iii) limit future borrowing, investments and dividends, and (iv) submit monthly and quarterly financial reporting.

In connection with the SWK Loan, the Company paid approximately $1.0 million in debt issuance costs, including a $0.2 million loan origination fee, a $0.4 million finder’s fee, and $0.4 million in legal and other fees. These costs were recognized as a discount on the SWK Loan and are being amortized on a straight-line basis over the loan term which approximates the effective-interest method.

The Company recognized approximately $0.5 million in interest expense relating to the SWK Loan for the period ended March 31, 2019. The weighted-average interest rate for the three months ended March 31, 2019 was 12.7%.

As of March 31, 2019, the Company was not in compliance with certain covenants in the Credit Agreement. In May 2019, SWK granted the Company a waiver of such covenants. On May 7, 2019, the Company and SWK agreed to amend the Credit Agreement to increase the total commitment in the SWK Loan from $12.5 million to $15.0 million and to revise certain of the financial covenants. Further details of the amendment are described in Note 15 below.

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

DPG Warrants

In connection with the SWK Loan, the Company paid a finder’s fee to Deal Partners Group of $0.4 million cash and issued warrants to purchase up to 279,851 shares of common stock (the “DPG Warrants”). The DPG Warrants were issued on November 14, 2018, were exercisable immediately, and expire on November 9, 2026. The exercise price of the DPG Warrants is $1.34 which was the average closing price of the Company’s common stock for the ten trading days immediately preceding November 9, 2018. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the DPG Warrants of $0.3 million was estimated using the Black Scholes option pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%.

The value of both the SWK Warrants and the DPG Warrants was recognized as a discount on the SWK Loan and are being amortized on a straight-line basis which approximates the effective-interest method, over the loan term of five years. Additionally, based on the adoption of ASU 2017-11 in the fourth quarter of 2018, these warrants are classified as equity in the consolidated balance sheet as of March 31, 2019.

The future minimum principal and interest payments as of March 31, 2019 are as follows (in thousands):

	Principal	Interest (1)
2019	$—	$1,171
2020	700	1,554
2021	2,800	1,314
2022	2,800	964
2023	6,200	493
Total future payments	$12,500	$5,496

(1) estimated using LIBOR rates as at March 31, 2019

NOTE 10— LEASES

The Company enters into operating leases primarily for real estate, office equipment, and fleet vehicles. Lease terms generally range from one to five years, and often include options to renew for one year. On January 1, 2019, the Company adopted Topic 842, using the modified-retrospective approach as discussed in Note 2, and as a result recognized a right-of-use asset of approximately $0.8 million as adjusted for deferred rent at the date of adoption of $0.2 million, and a lease liability of approximately $1.0 million. No cumulative-effect adjustment to retained earnings was required upon adoption of Topic 842. Right-of-use assets are recorded in Prepaid and other assets and lease liabilities are included in Accrued liabilities or Other liabilities depending on whether they are current or noncurrent. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate (“IBR”) to determine the present value of the lease payments and on the date of adoption, the Company determined its IBR to be 12.78%. This rate was based on the Company’s financing of the SWK Loan which is a collateralized loan, and was based on prevailing market rates during the fourth quarter of 2018.

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

Three Months
Ended
March 31, 2019
Cash paid for operating lease liabilities	$189
Right-of-use assets obtained in exchange for new operating lease obligations	803
Weighted-average remaining lease term	1.6 years
Weighted-average discount rate	12.8%

The Company allocates lease cost amongst lease and non-lease components. The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

Due in 12-month period ended March 31,
2020	$812
2021	192
Thereafter	—
$1,004
Less imputed interest	(180)
Total lease liabilities	$824

Current operating lease liabilities	718
Non-current lease liabilities	106
Total lease liabilities	$824

As of March 31, 2019, right-of-use assets were $0.7 million and lease liabilities were $0.8 million. During the three months ended March 31, 2019, the Company did not enter into any new lease arrangements, nor did it have any arrangements that had not commenced.

Future minimum rental commitments under lease agreements, as of December 31, 2018, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

Year Ended
December 31, 2018
2019	$802
2020	313
2021	33
2022 and thereafter	—
Total future minimum lease obligations	$1,148

NOTE 11— COMMITMENTS AND CONTINGENCIES

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

On January 25, 2019 (the “Effective Date”), BIOLASE. entered into a settlement agreement (the “Settlement Agreement”) with CAO. Pursuant to the Settlement Agreement, CAO agreed to dismiss with prejudice the lawsuits filed by CAO against the Company in April 2012 and January 2018. In addition, CAO granted to the Company and its affiliates a non-exclusive, non-transferable (except as provided in the Settlement Agreement), royalty-free, fully-paid, worldwide license to the licensed patents for use in the licensed products and agreed not to sue the Company, its affiliates or any of its manufacturers, distributors, suppliers or customers for use of the licensed patents in the licensed products, and the parties agreed to a mutual release of claims. The Company has agreed (i) to pay to CAO, within five days of the Effective Date, $500,000 in cash, (ii) to issue to CAO, within 30 days of the Effective Date, 500,000 restricted shares of common stock of the Company (the “Stock Consideration”), and (iii) to pay to CAO, within 30 days of December 31, 2021, an amount in cash equal to the difference (if positive) between $1,000,000 and the value of the Stock Consideration on December 31, 2021. The Stock Consideration vests and becomes transferrable on December 31, 2021, subject to the terms of a restricted stock agreement to be entered into between the parties. The Company considered this a Type I subsequent event and recognized a $1.5 million contingent loss on patent litigation settlement in its statement of operations for the year ended December 31, 2018. In January 2019, the Company paid CAO $500,000 in cash. On January 31, 2019, the case was dismissed with prejudice. During the three-month period ended March 31, 2019, the Company recorded an additional loss on patent litigation of $0.2 million which represents the change in fair value of the restricted stock to be issued to CAO, resulting in a total $1.2 million accrued liability as of March 31, 2019.

NOTE 12—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three months ended March 31, 2019, sales to customers in the United States accounted for approximately 59% of net revenue and international sales accounted for approximately 41% of net revenue, respectively. No individual country, other than the United States, represented more than 10% of total net revenue during the three months ended March 31, 2019 or 2018.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
United States	$6,116	$5,693
International	4,210	4,327
	$10,326	$10,020

Property, plant, and equipment by geographic location was as follows (in thousands):

	March 31,	December 31,
	2019	2018
United States	$1,440	$1,673
International	293	302
	$1,733	$1,975

NOTE 13—CONCENTRATIONS

Revenue from the Company’s products for the three months ended March 31, 2019 and 2018 are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2019		2018
Laser systems	$5,964	57.8%	$5,703	57.0%
Imaging systems	552	5.3%	583	5.8%
Consumables and other	2,112	20.5%	2,034	20.3%
Services	1,695	16.4%	1,697	16.9%
License fees and royalties	3	—%	3	—%
Total revenue	$10,326	100.0%	$10,020	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three months ended March 31, 2019 or 2018.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

One individual customer represented more than 10% of the Company’s accounts receivable at March 31, 2019 and December 31, 2018.

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

NOTE 14—INCOME TAXES

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three months ended March 31, 2019 and 2018. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three months ended March 31, 2019 and 2018, the Company recorded an income tax provision of $15,000 and $32,000, respectively, resulting in an effective tax rate of 0.3% and 0.6%, respectively. The income tax provisions for the three months ended March 31, 2019 and 2018 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

NOTE 15—SUBSEQUENT EVENT

As of March 31, 2019, the Company was not in compliance with certain covenants in the Credit Agreement, as described in Note 9. In May 2019, SWK granted the Company a waiver of such covenants. On May 7, 2019, the Company and SWK agreed to amend the Credit Agreement to increase the total commitment from $12.5 million to $15.0 million, and to revise the financial covenants to (a) adjust minimum revenue and EBITDA levels, (b) require the Company to have a shelf registration statement declared effective by the SEC before September 30, 2019, with a proposed maximum aggregate offering price of at least $10.0 million if the Company does not reach set minimum revenue levels for the three-month period ended June 30, 2019, and (c) require minimum liquidity of $1.5 million at all times and if aggregate minimum revenue and EBITDA levels are not achieved by September 30, 2019, the minimum liquidity requirement will be increased to $3.0 million, until the Company has obtained additional equity or debt funding of no less than $5.0 million.

In connection with the amendment, the Company will pay to SWK loan origination and other fees of approximately $0.2 million payable in cash and approximately $0.3 million in additional SWK Warrants to purchase the Company’s common stock. The Company will also pay an additional finder’s fee to DPG, as defined and described in Note 9, of approximately $0.1 million in cash and $0.1 million in additional DPG Warrants to purchase the Company’s common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes of BIOLASE, Inc. (“BIOLASE”) and its consolidated subsidiaries (together with BIOLASE, the “Company,” “we,” “our,” or “us”) included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019 (the “2018 Form 10-K”). In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements, predictions, or expectations regarding market opportunities, our plans to expand our product line and clinical applications, plans to explore potential collaborations, statements regarding the effects of seasonality on revenue, operating expenses, anticipated use of proceeds from debt financing, anticipated cash needs, needs for additional financing, and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “outlook,” “potential,” “plan,” “seek,” and similar expressions and variations or the negatives of these terms or other comparable terminology.

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

•

failure to comply with the reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 404 of the Sarbanes-Oxley Act of 2002, as amended or maintain adequate internal control over financial reporting;

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

Further information about factors that could materially affect the Company, including our results of operations and financial condition, is contained under “Risk Factors” in Item 1A in the 2018 Form 10-K and in Item 1A to this Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

Overview

We are a medical device company that develops, manufactures, markets, and sells laser systems in dentistry and medicine and also markets, sells, and distributes dental imaging equipment, and digital dentistry software. Our products advance the practice of dentistry and medicine for patients and health care professionals. Our proprietary dental laser systems allow dentists, periodontists, endodontists, oral surgeons, and other dental specialists to perform a broad range of minimally invasive dental procedures, including cosmetic, restorative, and complex surgical applications. Our laser systems are designed to provide clinically superior results for many types of dental procedures compared to those achieved with drills, scalpels, and other conventional instruments. We have clearance from the FDA to market and sell our laser systems in the United States and also have the necessary registration to market and sell our laser systems in Canada, the European Union, and many other countries outside the United States. Additionally, our in-licensed imaging equipment and related products improve diagnoses, applications, and procedures in dentistry and medicine.

We offer two categories of laser system products: Waterlase (all-tissue) systems and Diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 255 issued and 73 pending U.S. and international patents, the majority of which are related to Waterlase technology. From 1998 through March 31, 2019, we sold over 39,600 laser systems in over 80 countries around the world. Contained in this total are approximately 13,100 Waterlase systems, including over 8,900 Waterlase MD, MDX, Express and iPlus systems.

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

Recent Developments

As of March 31, 2019, we were not in compliance with certain covenants relating to the SWK Loan as defined and described in Part I, Item I, Note 9 above. In May 2019, SWK Funding, LLC (“SWK”) granted us a waiver of such covenants by SWK. Additionally, on May 7, 2019, we entered into an amendment to our Credit Agreement with SWK to increase the total commitment in the SWK Loan from $12.5 million to $15.0 million, to revise certain of the financial covenants and to issue additional warrants to purchase shares of BIOLASE common stock. See Part I, Item I, Note 15 for additional information.

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2018 Form 10-K. There have been no significant changes during the three months ended March 31, 2019 in our critical accounting policies from those disclosed in Item 7 of the 2018 Form 10-K.

Effective May 10, 2018, the Company effectuated a one-for-five reverse stock split (the “Reverse Stock Split”). In connection with the Reverse Stock Split, the number of authorized shares of BIOLASE common stock was reduced from 200,000,000 shares to 40,000,000 shares. All prior period share and per share amounts (including exercises and closing market prices) contained in this discussion have been adjusted to reflect the impact of the Reverse Stock Split.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019		2018
Products and services	$10,323	100.0%	$10,017	100.0%
License fees and royalty	3	—%	3	—%
Net revenue	10,326	100.0%	10,020	100.0%
Cost of revenue	6,804	65.9%	6,987	69.7%
Gross profit	3,522	34.1%	3,033	30.3%
Operating expenses:
Sales and marketing	3,879	37.6%	3,891	38.8%
General and administrative	2,393	23.2%	3,037	30.3%
Engineering and development	1,424	13.8%	1,289	12.9%
Change in fair value of patent litigation settlement liability	190	1.8%	—	0.0%
Total operating expenses	7,886	76.4%	8,217	82.0%
Loss from operations	(4,364)	(42.3)%	(5,184)	(51.7)%
Non-operating loss (income), net	521	5.0%	(195)	1.9%
Loss before income taxes	(4,885)	(47.3)%	(4,989)	(49.8)%
Income tax provision	15	0.1%	32	0.3%
Net loss	$(4,900)	(47.4)%	$(5,021)	(50.1)%

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

	Three Months Ended
	March 31,
	2019	2018
GAAP net loss attributable to common stockholders	$(4,900)	$(5,021)
Deemed dividend on convertible preferred stock	—	—
GAAP net loss	$(4,900)	$(5,021)
Adjustments:
Interest expense, net	478	12
Income tax provision	15	32
Depreciation and amortization	258	264
Change in fair value of patent litigation settlement liability	190	—
Stock-based and other non-cash compensation	757	701
Non-GAAP net loss	$(3,202)	$(4,012)

Comparison of Results of Operations

Three months ended March 31, 2019 and March 31, 2018

Net Revenue: The following table summarizes our unaudited net revenues by category, including each category’s percentage of our total revenue, for the three months ended March 31, 2019 and March 31, 2018, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019		2018
Laser systems	$5,964	57.8%	$5,703	57.0%
Imaging systems	552	5.3%	583	5.8%
Consumables and other	2,112	20.5%	2,034	20.3%
Services	1,695	16.4%	1,697	16.9%
Total products and services	10,323	100.0%	10,017	100.0%
License fees and royalty	3	—%	3	—%
Net revenue	$10,326	100.0%	$10,020	100.0%

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

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended March 31, 2019 and March 31, 2018, as well as the amount of change and percentage of change in each geographic revenue category, (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2019		2018		Change	Change
United States	$6,116	59.2%	$5,693	56.8%	$423	7.4%
International	4,210	40.8%	4,327	43.2%	(117)	(2.7)%
Net revenue	$10,326	100.0%	$10,020	100.0%	$306	3.1%

Total net revenue increased by $0.3 million or 3.1% during the three months ended March 31, 2019 as compared to the same period in 2018. In the U.S., net revenue increased by $0.4 million, or 7.4%, primarily from laser systems sales, which increased by $0.4 million, or 18%, during the three months ended March 31, 2019 compared to the same period in 2018. Outside the U.S., net revenue declined by $0.1 million, or 2.7% during the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to the decline in sales of our laser products outside the U.S. of $0.1 million, or 3.5%, during the three months ended March 31, 2019 compared to the same period in 2018. Sales of consumables and other revenue, which consists of consumable products such as disposable tips, increased by $0.1 million, or 4% domestically, and $0.1 million, or 3.5% internationally during the three months ended March 31, 2019 as compared to the same period in 2018.

Partially offsetting increases in laser systems revenue and consumables and other revenue was a decrease in imaging systems revenue. Imaging systems revenue decreased by $0.1 million or 5.3% during the three months ended March 31, 2019 as compared to the same period in 2018, primarily driven by our continued focus on laser sales.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the for the three months ended March 31, 2019 and March 31, 2018, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2019		2018		Change	Change
Net revenue	$10,326	100.0%	$10,020	100.0%	$306	3.1%
Cost of revenue	6,804	65.9%	6,987	69.7%	(183)	(2.6)%
Gross profit	$3,522	34.1%	$3,033	30.3%	$489	16.1%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 3.8% increase in gross profit as a percentage of revenue for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, reflects new customer growth and a favorable change in product mix with an increase in laser sales, which have a higher margin than our other product offerings, partially offset by a decrease in imaging sales, as laser sales typically have higher margins.

Operating Expenses: The following table summarizes our unaudited operating expenses for the for the three months ended March 31, 2019 and March 31, 2018, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2019		2018		Change	Change
Sales and marketing	$3,879	38.7%	$3,891	38.8%	$(12)	(0.3)%
General and administrative	2,393	23.9%	3,037	30.3%	(644)	(21.2)%
Engineering and development	1,424	14.2%	1,289	12.9%	135	10.5%
Change in fair value of patent litigation settlement liability	190	1.9%	—	—%	190	100.0%
Total operating expenses	$7,886	78.7%	$8,217	82.0%	$(331)	(4.0)%

The quarter-over-quarter total operating expenses are explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses during the three months ended March 31, 2019 were consistent with the same period in 2018, primarily due to a decrease in payroll and consulting related expenses of $0.3 million, offset by increases of $0.1 million in media materials, advertising and printing expenses, $0.1 million in stock-based compensation expense, and $0.1 million in travel expenses. As we continue efforts to transform and drive to revenue growth, we expect sales and marketing expenses to decrease as a percentage of revenue.

General and Administrative Expense. General and administrative expenses during the three months ended March 31, 2019 decreased by $0.6 million or 21.2% compared to the same period in 2018, primarily due to a decrease in patent and legal fees of $0.4 million, $0.2 million in provision for doubtful accounts, and $0.1 million in payroll and consulting related expenses. We expect general and administrative expenses to decrease as a percentage of revenue through the remainder of 2019.

Engineering and Development Expense. Engineering and development expenses during the three months ended March 31, 2019 increased by $0.1 million or 10.5% compared to the same period in 2018, primarily due to a $0.2 million increase in payroll and consulting-related expenses partially offset by decreases in operating expenses of approximately $0.1 million. We expect engineering and development expenses to decrease as a percentage of revenue through the remainder of 2019.

Change in fair value of patent litigation settlement liability. We recognized a $0.2 million loss on patent litigation settlement with CAO Group, Inc., as described in Part I, Item I, Note 11 above, due to the change in fair value of the restricted stock which is pending issuance. We expect the restricted stock to be issued during the second quarter of 2019; however, until the shares are issued we may be required to adjust the contingent liability to match the fluctuation in our share price.

Gain (Loss) on Foreign Currency Transactions. We realized a $43,000 loss on foreign currency transactions during the three months ended March 31, 2019 compared to a $0.2 million gain on foreign currency transactions during the three months ended March 31, 2018, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense during the three months ended March 31, 2019 increased by $0.5 million primarily due to the interest and amortization of debt issuance costs relating to the SWK Loan we entered into in the fourth quarter of 2018. We expect interest expense to fluctuate depending on the movement in LIBOR through the remainder of 2019.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $15,000 for the three months ended March 31, 2019 as compared to a provision of $32,000 for the same period in the prior year. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Loss. Our net loss totaled approximately $4.9 million for the three months ended March 31, 2019 compared to a net loss of $5.0 million for the three months ended March 31, 2018.

Liquidity and Capital Resources

At March 31, 2019, we had approximately $3.3 million in cash, cash equivalents and restricted cash. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash, cash equivalents and restricted cash of $5.1 million at March 31, 2019 as compared to December 31, 2018, was primarily due to net cash used in operating activities of $5.1 million. The $5.1 million of net cash used in operating activities was primarily driven by our net loss of $4.9 million for the three months ended March 31, 2019.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash flows used in operating activities	$(5,034)	$(4,762)
Net cash flows used in investing activities	(8)	(102)
Net cash flows (used in) provided by financing activities	3	1,624
Effect of exchange rate changes	(49)	74
Net change in cash, cash equivalents and restricted cash	$(5,088)	$(3,166)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the three months ended March 31, 2019 totaled $5.0 million and was primarily comprised of our net loss of $4.9 million, partially offset by non-cash adjustments for depreciation and amortization expenses of $0.3 million and stock-based compensation expenses of $0.8 million. The $1.4 million net decrease in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities of $1.5 million related to the timing of our payments and $0.5 million paid as part of the patent litigation settlement with CAO Group, Inc. and an increase in accounts receivable of $0.7 million, partially offset by a decrease in inventory of $0.2 million and prepaid expenses and other current assets of $0.5 million.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2019 were minimal. We expect cash flows from investing activities to remain consistent through the remainder of 2019.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 decreased by approximately $1.6 million primarily due to the rights offering activities that occurred during the three months ended March 31, 2018.

Effect of Exchange Rate

The effect of exchange rate on cash for the three months ended March 31, 2019 was $49,000 and primarily due to fluctuations between the U.S. Dollar and the Euro.

Future Liquidity Needs

As of March 31, 2019, we had working capital of approximately $13.7 million. Our principal sources of liquidity as of March 31, 2019 consisted of approximately $3.3 million in cash, cash equivalents and restricted cash and $11.7 million of net accounts receivable.

On November 9, 2018, BIOLASE entered into a five-year secured Credit Agreement (the “Credit Agreement”) with SWK, pursuant to which BIOLASE has borrowed $12.5 million (the “SWK Loan”). $0.9 million of the proceeds from the SWK Loan have been used to pay off all amounts owed to Western Alliance Bank under the Business Financing Agreement (as amended on October 26, 2018), and we plan to use the remaining proceeds to provide additional working capital to fund its growth initiatives, such as broadening its customer base and increasing the utilization of its products to drive recurring higher margin consumables revenue.

As of March 31, 2019, we were not in compliance with certain covenants in the Credit Agreement. In May 2019, SWK granted the Company a waiver of such covenants. On May 7, 2019, we entered into an amendment to the Credit Agreement with SWK to increase our total commitment in the SWK Loan from $12.5 million to $15.0 million and to revise certain of the financial covenants to (a) adjust minimum revenue and EBITDA levels, (b) to require us to have a shelf registration statement declared effective by the SEC before September 30, 2019, with a proposed maximum aggregate offering price of at least $10.0 million, if we do not reach set minimum revenue levels for the three-month period ended June 30, 2019, and (c) require us to maintain minimum liquidity of $1.5 million at all times and if aggregate minimum revenue and EBITDA levels are not achieved by September 30, 2019, the minimum liquidity requirement will be increased to $3.0 million, until we have obtained additional equity or debt funding of no less than $5.0 million.

In connection with the amendment, we will pay to SWK loan origination and other fees of approximately $0.2 million payable in cash and approximately $0.3 million warrants to purchase shares of BIOLASE common stock. We will also pay an additional finder’s fee to DPG, as defined and described in Note 9 to the unaudited consolidated financial statements of approximately $0.1 million in cash and $0.1 million in warrants to purchase shares of BIOLASE common stock.

In order for us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales of our products directly to end-users and through distributors, establish profitable operations through the combination of increased sales and decreased expenses, generate cash from operations or obtain additional funds when needed. We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through expansion of our product offerings, continuing to expand and develop our fields sales force and distribution relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of our advanced medical technologies, and reducing expenses. Additional capital requirements may depend on many factors, including, among other things, continued losses, the rate at which our business grows, demands for working capital, manufacturing capacity, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to raise capital, through either equity or debt offerings, or enter into another line of credit facility. We may not be able to successfully consummate any equity or debt financings or enter into any other line of credit facility in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to our stockholders.

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

The disclosure contained in Part I, Item 1, Note 11 – Commitments and Contingencies is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in the 2018 Form 10-K.

ITEM 5.	OTHER INFORMATION

The information below is reported in lieu of information that would be reported under Items 1.01 and 2.03 under Form 8-K.

Credit Agreement

On May 7, 2019 BIOLASE entered into an amendment to the Credit Agreement (the “First Amendment”) with SWK to increase the total commitment in the SWK Loan from $12.5 million to $15.0 million and to revise the financial covenants to (a) adjust minimum revenue and EBITDA levels, (b) require the Company to have a shelf registration statement declared effective by the SEC before September 30, 2019, with a proposed maximum aggregate offering price of at least $10.0 million if the Company does not achieve set minimum revenue levels for the three-month period ended June 30, 2019, and (c) require minimum liquidity of $1.5 million at all times and if aggregate minimum revenue and EBITDA levels are not achieved by September 30, 2019, the minimum liquidity requirement will be increased to $3.0 million, until the Company has obtained additional equity or debt funding of no less than $5.0 million.

The additional commitment will bear the same interest rate of LIBOR plus 10% and hold the same maturity date of November 9, 2023 as the original Credit Agreement. In connection with the First Amendment, BIOLASE paid to SWK an origination fee in the amount of $187,500 on May 7, 2019.

Warrant

On May 7, 2019, in connection with the First Amendment, BIOLASE issued to SWK or its assignees (collectively with SWK, the “Holder”) warrants (the “Additional SWK Warrants”) to purchase up to 115,175 shares of BIOLASE common stock. The exercise price of the SWK Warrants is $2.17 per share, which was the average closing price of BIOLASE common stock for the ten trading days immediately preceding May 7, 2019. The Additional SWK Warrants are immediately exercisable, expire on May 7, 2027 and contain a “cashless exercise feature.” Subject to certain limitations, the Holder has certain piggyback registration rights with respect to the shares that are issued upon exercise of the SWK Warrants.

The description of the First Amendment and the Additional SWK Warrants set forth above are qualified in their entirety by reference to the First Amendment to Credit Agreement and Warrant to Purchase Stock filed as Exhibit 10.8 and Exhibit 4.7, respectively, to this Quarterly Report on Form 10-Q, which exhibits are hereby incorporated herein by reference.

ITEM 6.	EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.7	Certificate of Designations, Preferences and Rights of Series C Participating Convertible Preferred Stock of the Registrant		8-K	08/08/2016	3.1	08/08/2016

3.1.8	Certificate of Elimination of Series C Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.1	04/20/2017

3.1.9	Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.2	04/20/2017

3.2	Seventh Amended and Restated Bylaws of the Registrant, adopted on October 8, 2018		8-K	10/08/2018	3.1	10/09/2018

4.1	Form of Warrant Issued on November 7, 2014		8-K	11/03/2014	99.1	11/07/2014

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

4.2	Form of Warrant issued on August 8, 2016		8-K	08/01/2016	99.1	08/02/2016

4.3	Form of Warrant issued April 18, 2017		DEF14A		D	05/19/2017

4.4	Warrant to Purchase Stock issued on March 6, 2018 to Western Alliance Bank		10-K	12/31/2017	4.4	03/14/2018

4.5	Warrant to Purchase Stock issued on September 27, 2018 to Western Alliance Bank		10-Q	09/30/2018	4.1	11/14/2018

4.6	Warrant to Purchase Stock issued on September 27, 2018 to SWK Funding, LLC		10-Q	09/30/2019	4.2	11/14/2018

4.7	Warrant to Purchase Stock issued on May 7, 2019 to SWK Funding, LLC	X

10.7	Confidential Settlement Agreement, dated January 25, 2019, by and between the Registrant and CAO, Group, Inc.		10-K	12/31/2018	10.28	03/08/19

10.8	First Amendment to Credit Agreement, dated as of May 7, 2019, by and between the Registrant and SWK Funding LLC	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

X

*	Compensatory contract or arrangement.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE, INC.
(Registrant)

May 10, 2019	By:	/s/ Todd A. Norbe
Date		Todd A. Norbe
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2019	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)