Form 10-Q
period 2019-06-30
BIOLASE, INC
filed 2019-08-09
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock at par value $0.001 per share	BIOL	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

As of August 7, 2019, the registrant had 21,866,197 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,720	$8,044
Restricted cash	312	312
Accounts receivable, less allowance of $952 and $850 in 2019 and 2018, respectively	9,740	11,112
Inventory	12,334	12,248
Prepaid expenses and other current assets	952	1,591
Total current assets	27,058	33,307
Property, plant, and equipment, net	1,585	1,975
Goodwill	2,926	2,926
Other assets	793	308
Total assets	$32,362	$38,516
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	5,878	5,953
Accrued liabilities	4,899	7,538
Deferred revenue, current portion	2,513	2,476
Total current liabilities	13,290	15,967
Deferred income taxes, net	72	77
Warranty accrual	735	447
Other liabilities	1,145	100
Term loan	13,328	10,836
Total liabilities	28,570	27,427
Commitments and contingencies — Note 11
Stockholders' equity:
Preferred stock, par value $0.001 per share; 1,000 shares authorized; 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, par value $0.001 per share; 40,000 shares authorized, 21,866 and 21,072 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	22	21
Additional paid-in-capital	229,972	228,430
Accumulated other comprehensive loss	(711)	(670)
Accumulated deficit	(225,491)	(216,692)
Total stockholders' equity	3,792	11,089
Total liabilities and stockholders' equity	$32,362	$38,516

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue	$8,645	$12,154	$18,971	$22,174
Cost of revenue	5,265	7,846	12,070	14,833
Gross profit	3,380	4,308	6,901	7,341
Operating expenses:
Sales and marketing	3,272	4,657	7,151	8,548
General and administrative	2,511	2,969	4,903	6,006
Engineering and development	1,124	1,361	2,549	2,650
Change in fair value of patent litigation settlement liability	(190)	—	—	—
Total operating expenses	6,717	8,987	14,603	17,204
Loss from operations	(3,337)	(4,679)	(7,702)	(9,863)
Loss (gain) on foreign currency transactions	5	187	48	(20)
Interest expense	529	35	1,007	47
Non-operating loss, net	534	222	1,055	27
Loss before income tax provision	(3,871)	(4,901)	(8,757)	(9,890)
Income tax provision	28	10	42	42
Net loss	(3,899)	(4,911)	(8,799)	(9,932)
Other comprehensive income item:
Foreign currency translation adjustment	14	(118)	(41)	(34)
Comprehensive loss	$(3,885)	$(5,029)	$(8,840)	$(9,966)
Net loss attributable to common stockholders	$(3,899)	$(4,911)	$(8,799)	$(9,932)
Net loss per share:
Basic	$(0.18)	$(0.24)	$(0.41)	$(0.48)
Diluted	$(0.18)	$(0.24)	$(0.41)	$(0.48)
Shares used in the calculation of net loss per share:
Basic	21,595	20,538	21,366	20,504
Diluted	21,595	20,538	21,366	20,504

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total stockholders' equity, beginning balances	$6,973	$24,937	$11,089	$29,260
Common stock and additional paid-in capital:
Beginning balance	229,290	225,626	228,451	225,012
Issuance of common stock upon exercise of options	—	—	3	2
Stock offering costs	—	—	—	(38)
Liability award settlement	7	—	209	—
Stock-based compensation expense	488	483	1,122	1,133
Warrants issued in connection with debt instruments	209	—	209	—
Ending balance	229,994	226,109	229,994	226,109
Accumulated other comprehensive loss:
Beginning balance	(725)	(492)	(670)	(576)
Other comprehensive (loss) income	14	(118)	(41)	(34)
Ending balance	(711)	(610)	(711)	(610)
Accumulated deficit
Beginning balance	(221,592)	(200,198)	(216,692)	(195,177)
Net loss	(3,899)	(4,911)	(8,799)	(9,932)
Ending balance	(225,491)	(205,109)	(225,491)	(205,109)
Total stockholders' equity, ending balances	$3,792	$20,390	$3,792	$20,390

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(8,799)	$(9,932)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	529	509
Provision for bad debts	111	230
Provision for inventory excess and obsolescence	—	59
Amortization of discounts on lines of credit	109	17
Amortization of debt issuance costs	86	25
Stock-based compensation	1,204	1,258
Deferred income taxes	(5)	2
Earned interest income	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	1,263	(504)
Inventory	(86)	(1,769)
Prepaid expenses and other current assets	644	105
Accounts payable and accrued liabilities	(1,720)	2,074
Deferred revenue	37	(418)
Net cash and cash equivalents used in operating activities	(6,627)	(8,345)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(125)	(110)
Net cash and cash equivalents used in investing activities	(125)	(110)
Cash Flows from Financing Activities:
Principal payments under capital lease obligation	—	(46)
Borrowings under line of credit	—	1,823
Payments under line of credit	—	(1,823)
Borrowings under term loan	2,500	—
Payments of debt issuance costs	(38)	(87)
Payments of equity offering costs	—	(138)
Proceeds from exercise of stock options	4	2
Net cash and cash equivalents provided by (used in) financing activities	2,466	(269)
Effect of exchange rate changes	(38)	(26)
Decrease in cash, cash equivalents and restricted cash	(4,324)	(8,750)
Cash, cash equivalents and restricted cash, beginning of period	8,356	11,896
Cash, cash equivalents and restricted cash, end of period	$4,032	$3,146
Supplemental cash flow disclosure:
Cash paid for interest	$831	$—
Cash paid for income taxes	$12	$15
Cash paid for operating leases	$414	$—
Non-cash accrual for capital expenditures	$17	$—
Non-cash right-of-use assets obtained in exchange for lease obligation	$824	$—
Warrants issued in connection with debt instruments	$209	$—

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

The consolidated results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in BIOLASE’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019 (the “2018 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred a loss from operations and a net loss, and used cash in operating activities for the three and six months ended June 30, 2019. The Company’s recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2019, the Company was not in compliance with certain of its loan covenants relating to the SWK Loan (as defined below). In May 2019, SWK Funding, LLC granted the Company a waiver of such covenants. On May 7, 2019, the Company entered into an amendment of its Credit Agreement with SWK Funding, LLC to increase the total loan commitment in the SWK Loan from $12.5 million to $15.0 million, to revise certain of the financial covenants and to issue additional warrants to purchase the Company’s common stock. See Note 9 for additional information.

As of June 30, 2019, the Company had working capital of approximately $13.8 million. The Company’s principal sources of liquidity as of June 30, 2019 consisted of approximately $4.0 million in cash, cash equivalents and restricted cash and $9.7 million of accounts receivable.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2018 Form 10-K. Management believes that there have been no significant changes during the six months ended June 30, 2019 in the Company’s critical accounting policies from those disclosed in Item 7 of the 2018 Form 10-K.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the six-month periods ended June 30, 2019 and 2018, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

The Company adopted Topic 842 in the first quarter of 2019 utilizing the modified retrospective transition method and a cumulative effect adjustment at the beginning of the first quarter of 2019. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of the right-to-use assets. The adoption of Topic 842 resulted in the recognition of right-of use assets of approximately $0.8 million after a $0.2 million adjustment for deferred rent, and lease liabilities for operating leases of approximately $1.0 million, and no cumulative effect adjustment on retained earnings on its unaudited Consolidated Balance Sheets nor material impact to its unaudited Consolidated Statements of Operations and Comprehensive Loss in the period of adoption. Right-of-use assets are included in Other assets, and lease liabilities are included in Accrued liabilities or Other liabilities in the unaudited consolidated balance sheet for the period ended June 30, 2019. See Note 10 for additional information.

Recently Issued Accounting Standards

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for the Company beginning January 1, 2020, with early adoption permitted beginning January 1, 2019. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements, including accounting policies, processes, and systems.

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

Revenue from products and services transferred to customers at a single point in time accounted for 81% and 82% of net revenue for the three and six months ended June 30, 2019, respectively, and 87% and 85% for the three and six months ended June 30, 2018, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale laser systems, imaging systems, and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 19% and 18% of net revenue for the three and six months ended June 30, 2019, respectively, and 13% and 15% for the three and six months ended June 30, 2018, respectively. The majority of the Company’s revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $0.6 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. The allowance for bad debts is based on an analysis of customer accounts and the Company’s historical experience with accounts receivable write-offs.

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

	June 30,	December 31,
	2019	2018
Undelivered elements (training, installation, product and support services)	$563	$730
Extended warranty contracts	1,945	1,735
Deferred royalties	5	11
Total deferred revenue	2,513	2,476
Less long-term portion of deferred revenue	—	—
Deferred revenue — current	$2,513	$2,476

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at June 30, 2019 and December 31, 2018.

The amount of revenue recognized during the six-month period ended June 30, 2019 and June 30, 2018, and included in the opening contract liability balance related to undelivered elements was $0.3 million and $0.6 million, respectively. The amount of revenue recognized during the six-month period ended June 30, 2019 and June 30, 2018 related to extended warranty contracts was $0.4 million and $0.7 million respectively. Revenue recognized during 2018 and 2019 relating to deferred royalties was not material in either period.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
United States	$5,898	$7,164	$12,014	$12,857
International	2,747	4,990	6,957	9,317
	$8,645	$12,154	$18,971	$22,174

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue recognized over time	$1,646	$1,557	$3,415	$3,254
Revenue recognized at a point in time	6,999	10,597	15,556	18,920
Total	$8,645	$12,154	$18,971	$22,174

The Company’s sales by end market were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
End-customer	$5,553	$7,675	$11,254	$13,712
Distributors	3,092	4,479	7,717	8,462
	$8,645	$12,154	$18,971	$22,174

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

The percentages of the Company’s sales by product line were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Laser systems	56.9%	65.2%	57.4%	61.4%
Imaging systems	0.7%	3.1%	3.2%	4.3%
Consumables and other	24.2%	18.9%	22.2%	19.6%
Services	18.2%	12.8%	17.2%	14.7%
License fees and royalties	—%	—%	—%	—%
	100.0%	100.0%	100.0%	100.0%

Shipping and Handling Costs and Revenues

Shipping and freight costs are treated as fulfillment costs. For shipments to end-customers, the customer bears the shipping and freight costs and has control of the product upon shipment. For shipments to distributors, the distributor bears the shipping and freight costs, including insurance, tariffs and other import/export costs.

NOTE 4—STOCKHOLDERS’ EQUITY

Reverse Stock Split

At BIOLASE’s annual meeting of stockholders on May 9, 2018 (the “2018 Annual Meeting”), BIOLASE stockholders approved an amendment to BIOLASE’s Restated Certificate of Incorporation, as amended, to effect the Reverse Stock Split of BIOLASE common stock and on May 10, 2018, the Company filed an amendment (the “Amendment”) to its Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, effective as of 11:59 p.m. on May 10, 2018. The Amendment also reduced the authorized shares of common stock from 200,000,000 shares to 40,000,000 shares. Prior year share and per share amounts have been adjusted to reflect the impact of the Reverse Stock Split.

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2016, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, and directors of the Company, as well as consultants. As of June 30, 2019, a total of approximately 3.1 million shares of the Company’s common stock have been authorized for issuance under the 2002 Plan, of which approximately 1.5 million shares of the Company’s common stock have been issued pursuant to options that were exercised and restricted stock units (“RSUs”) that were settled in common stock and 1.6 million shares of common stock have been reserved for outstanding options and unvested RSUs, and no shares are available for future grants.

2018 Stock Incentive Plan

At the 2018 Annual Meeting, the Company’s stockholders approved the 2018 Long-Term Incentive Plan (as amended, the “2018 Plan”), which was amended by Amendment No. 1 to the 2018 Plan, approved by the Company’s stockholders at a special meeting on September 21, 2018 and Amendment No. 2 to the 2018 Plan, approved by the Company’s stockholder’s at its annual meeting of stockholders on May 15, 2019. The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders.

Subject to the terms and conditions of the 2018 Plan, the number of shares authorized for grants under the 2018 Plan is 5.0 million. As of June 30, 2019, a total 1.4 million shares of the Company’s common stock have been reserved for outstanding options and unvested RSUs, and 3.6 million shares of common stock remain available for future grants.

The Company recognized stock-based compensation expense of $0.5 million and $0.6 million, for the three months ended June 30, 2019 and June 30, 2018, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2019 and June 30, 2018, respectively, based on the grant-date fair value. As of June 30, the Company had approximately $1.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that expense to be recognized over a weighted-average period of 2.0 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenue	$54	$105	$136	$162
Sales and marketing	78	154	238	234
General and administrative	283	207	724	674
Engineering and development	32	91	106	188
	$447	$557	$1,204	$1,258

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Expected term	6.1 years	5.7 years	6.1 years	5.9 years
Volatility	85.0%	81.2%	85.8%	81.4%
Annual dividend per share	$—	$—	$—	$—
Risk-free interest rate	2.50%	2.71%	2.60%	2.46%

A summary of option activity for the six months ended June 30, 2019 is as follows (in thousands, except per share data):

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value(1)
Options outstanding, December 31, 2018	1,623	$6.54		$—
Granted at fair market value	70	$2.08
Exercised	(2)	$2.10
Forfeited, cancelled, or expired	(159)	$5.77
Options outstanding at June 30, 2019	1,532	$6.42	5.46	$16,200
Options exercisable at June 30, 2019	1,165	$7.56	4.61	$—
Vested options expired during the quarter ended June 30, 2019	14	$13.25

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

A summary of unvested stock option activity for the six months ended June 30, 2019 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2018	522	$2.11
Granted	70	$1.53
Vested	(147)	$2.94
Forfeited or cancelled	(78)	$2.62
Unvested options at June 30, 2019	367	$1.56

Cash proceeds, along with fair value disclosures related to grants, exercises and vested options are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Proceeds from stock options exercised	$—	$—	$3	$2
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$—	$—	$—
Weighted-average fair value of options granted during period	$1.53	$1.27	$1.53	$1.46
Total fair value of shares vested during the period	$90	$843	$431	$245

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

Restricted Stock Units

There were no material grants made during the three and six months ended June 30, 2019.

A summary of unvested RSU activity for the six months ended June 30, 2019 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs at December 31, 2018	2,163	$1.84
Granted	97	$2.08
Vested	(794)	$1.74
Forfeited or cancelled	(213)	$2.37
Unvested RSUs at June 30, 2019	1,253	$1.87

Warrants

The Company issues warrants to acquire shares of the Company’s common stock as approved by the Board. A summary of warrant activity for the six months ended June 30, 2019 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2018	1,934	$6.62
Granted or Issued	149	$2.22
Exercised	—	$—
Forfeited, cancelled, or expired	—	$—
Warrants outstanding at June 30, 2019	2,083	$6.30
Warrants exercisable at June 30, 2019	2,083	$6.30
Vested warrants expired during the quarter ended June 30, 2019	—	$—

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

Outstanding stock options, RSUs and warrants to purchase approximately 5.7 million shares were not included in the calculation of diluted loss per share for the three and six months ended June 30, 2019, as their effect would have been anti-dilutive. For the same 2018 periods, anti-dilutive outstanding stock options and warrants to purchase 3.8 million shares were not included in the computation of diluted loss per share.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$3,909	$3,590
Work-in-process	1,342	1,435
Finished goods	7,083	7,223
Inventory	$12,334	$12,248

Inventory includes write-downs for excess and obsolete inventory totaling approximately $1.1 million and $1.1 million as of June 30, 2019 and December 31, 2018, respectively.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2019	2018
Building	$211	$213
Leasehold improvements	2,004	2,004
Equipment and computers	7,423	7,277
Furniture and fixtures	634	634
Construction in progress	20	25
	10,292	10,153
Accumulated depreciation and amortization	(8,872)	(8,344)
	1,420	1,809
Land	165	166
Property, plant, and equipment, net	$1,585	$1,975

Depreciation and amortization expense related to property, plant, and equipment totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2018.

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of June 30, 2019 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment tests if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. No events have occurred since June 30, 2019 through the date of these unaudited consolidated financial statements that would trigger further impairment testing of the Company’s intangible assets and goodwill.

As of June 30, 2019 and December 31, 2018, the Company had goodwill of $2.9 million. As of June 30, 2019 and December 31, 2018, all intangible assets have been fully amortized and no amortization expense was recognized during the three and six months ended June 30, 2019 and 2018.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2019	2018
Payroll and benefits	$1,660	$2,400
Patent litigation settlement	—	1,500
Warranty accrual, current portion	764	861
Lease liability	565	—
Accrued professional services	1,060	1,044
Taxes	412	714
Accrued insurance premium	44	328
Customer deposits	19	21
Other	375	670
Total accrued liabilities	$4,899	$7,538

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties for the three and six months ended June 30, 2019 and 2018 are included within accrued liabilities on the Consolidated Balance Sheets and were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance, beginning of period	$1,384	$1,214	$1,308	$1,190
Provision for estimated warranty cost	383	378	622	624
Warranty expenditures	(268)	(233)	(431)	(455)
Balance, June 30	1,499	1,359	1,499	1,359
Less warranty accrual, long-term	735	221	735	221
Total warranty accrual, current portion	$764	$1,138	$764	$1,138

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

NOTE 9—DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	June 30,	December 31,
	2019	2018
Term loan	$15,000	$12,500
Discount and debt issuance costs on term loan	(1,672)	(1,664)
Total long-term debt, net	$13,328	$10,836

Line of Credit

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

As additional consideration for the lines of credit, the Company also issued to Western Alliance warrants to purchase shares of the Company’s common stock (the “Original Western Alliance Warrants”). The fair value of the Original Western Alliance Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 10 years; volatility of 91.49%; annual dividend per share of $0.00; and risk-free interest rate of 2.88%; and resulted in an estimated fair value of $0.1 million, which was recorded as a liability and resulted in a discount to the credit facilities at issuance. The discount was expensed to interest expense at the time the Business Financing Agreement was terminated, as discussed below.

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

On November 9, 2018, all outstanding borrowings, accrued interest and fees under the Business Financing Agreement were repaid with a portion of the proceeds under the Credit Agreement (as defined and described below), and the Business Financing Agreement was terminated. The Company recorded approximately $0.1 million of interest expense including unamortized debt issuance costs that were written-off upon extinguishment of the debt. As of June 30, 2019 and December 31, 2018, the Western Alliance Warrants remain outstanding and are classified in equity in the consolidated balance sheet.

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

The Company recognized approximately $0.5 million in interest expense relating to the SWK Loan for the period ended June 30, 2019. The weighted-average interest rate for the three months ended June 30, 2019 was 12.7%.

As of March 31, 2019, the Company was not in compliance with certain covenants in the Credit Agreement, as described in Note 9 and in May 2019, SWK granted the Company a waiver of such covenants. On May 7, 2019, the Company and SWK agreed to amend the Credit Agreement (the “First Amendment) to increase the total commitment from $12.5 million to $15.0 million, and to revise the financial covenants to (a) adjust minimum revenue and EBITDA levels, (b) require the Company to have a shelf registration statement declared effective by the Securities and Exchange Commission before September 30, 2019, with a proposed maximum aggregate offering price of at least $10.0 million if the Company does not reach set minimum revenue levels for the three-month period ended June 30, 2019, and (c) require minimum liquidity of $1.5 million at all times. The First Amendment provides that if aggregate minimum revenue and EBITDA levels are not achieved by September 30, 2019, the minimum liquidity requirement will be increased to $3.0 million, until the Company has obtained additional equity or debt funding of no less than $5.0 million.

In connection with the amendment, the Company paid to SWK loan origination and other fees of approximately $0.1 million payable in cash and approximately $0.2 million in additional SWK Warrants (as defined below) to purchase the Company’s common stock. The Company will also pay an additional finder’s fee to Deal Partners Group (“DPG”) of approximately $0.1 million in cash and $0.1 million in additional DPG Warrants to purchase the Company’s common stock. The Company accounted for the First Amendment as a modification to existing debt and as a result, recognized the amounts paid to SWK in cash and warrants as additional debt issuance costs. Amounts paid to DPG in cash and warrants relating to the First Amendment were expensed as incurred in the Company’s consolidated statement of operations for the three and six months ended June 30, 2019.

SWK Warrants

In connection with the Credit Agreement, as amended, the Company issued warrants to SWK (the “SWK Warrants”) on November 9, 2018 to purchase up to 372,023 and on May 7, 2019, to purchase up to 115,175 shares of the Company’s common stock. The SWK Warrants are immediately exercisable and expire 7 years after the issuance date. The exercise price of the SWK Warrants issued on November 9, 2018 is $1.34 and the exercise price of the SWK Warrants issued on May 7, 2019 is $2.17, both of which were based on the average closing price of the Company’s common stock for the ten trading days immediately preceding the issuance date. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the 372,023 SWK Warrants issued on November 9, 2018 was $0.4 million and estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%. The fair value of the 115,175 SWK Warrants issued on May 7, 2019 was $0.2 million and estimated using a binomial option pricing model with the following assumptions: expected term of 8 years; volatility of 80.73%; annual dividend per share of $0.00; and a risk-free rate of 2.37%.

DPG Warrants

In connection with the SWK Loan, the Company paid a finder’s fee to DPG of $0.5 million cash and issued warrants (“the DPG warrants) on November 9, 2018 to purchase up to 279,851 shares of common stock and on May 7, 2019 to purchase up to 34,552 shares of the Company’s common stock. The DPG Warrants are exercisable immediately and expire 7 years after the issuance date. The exercise price of the DPG Warrants issued on November 9, 2018 is $1.34 and the exercise price of the DPG warrants issued on May 7, 2019 is $2.17, both of which were based on the average closing price of the Company’s common stock for the ten trading days immediately preceding the issuance date. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the 279,851 DPG Warrants issued on November 9, 2018 was $0.3 million was estimated using the Black Scholes option pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%. The fair value of the 34,552 DPG Warrants issued on May 7, 2019 was $0.1 million and estimated using a binomial option pricing model with the following assumptions: expected term of 8 years; volatility of 80.73%; annual dividend per share of $0.00; and a risk-free rate of 2.37%.

The value of both of the SWK Warrants issued in 2018 and 2019 and the DPG Warrants issued in 2018, was recognized as a discount on the SWK Loan and is being amortized on a straight-line basis which approximates the effective-interest method, over the loan term of five years. The value of the DPG Warrants issued in 2019 in connection with the First Amendment were expensed in the three-month period ended June 30, 2019.

Additionally, based on the adoption of ASU 2017-11 in the fourth quarter of 2018, these warrants are classified as equity in the consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

The future minimum principal and interest payments as of June 30, 2019 are as follows (in thousands):

	Principal	Interest (1)
2019	$—	$936
2020	—	1,872
2021	2,100	1,654
2022	2,800	1,304
2023	10,100	955
Total future payments	$15,000	$6,721

(1) estimated using LIBOR rates as at June 30, 2019

NOTE 10— LEASES

The Company enters into operating leases primarily for real estate, office equipment, and fleet vehicles. Lease terms generally range from one to five years, and often include options to renew for one year. On January 1, 2019, the Company adopted Topic 842, using the modified-retrospective approach as discussed in Note 2, and as a result recognized a right-of-use asset of approximately $0.8 million as adjusted for deferred rent at the date of adoption of $0.2 million, and a lease liability of approximately $1.0 million. No cumulative-effect adjustment to retained earnings was required upon adoption of Topic 842. Right-of-use assets are recorded in Other assets and lease liabilities are included in Accrued liabilities or Other liabilities depending on whether they are current or noncurrent. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate (“IBR”) to determine the present value of the lease payments and on the date of adoption, the Company determined its IBR to be 12.78%. This rate was based on the Company’s financing of the SWK Loan which is a collateralized loan, and was based on prevailing market rates during the fourth quarter of 2018.

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

Six Months Ended
June 30, 2019
Cash paid for operating lease liabilities	$414
Right-of-use assets obtained in exchange for new operating lease obligations	803
Weighted-average remaining lease term	1.6 years
Weighted-average discount rate	12.8%

The Company allocates lease cost amongst lease and non-lease components. The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

Due in 12 month period ended June 30,
2020	$622
2021	63
Thereafter	—
$685
Less imputed interest	(42)
Total lease liabilities	$643

Current operating lease liabilities	565
Non-current lease liabilities	78
Total lease liabilities	$643

As of June 30, 2019, right-of-use assets were $0.5 million and lease liabilities were $0.6 million. During the three and six months ended June 30, 2019, the Company did not enter into any new lease arrangements, nor did it have any arrangements that had not commenced.

Future minimum rental commitments under lease agreements, as of June 30, 2019, with non-cancelable terms greater than one year for each of the periods ending June 30, are as follows (in thousands):

Period Ended June 30, 2019
2019	$622
2020	63
2021	—
2022 and thereafter	—
Total future minimum lease obligations	$685

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

On January 25, 2019 (the “Effective Date”), BIOLASE entered into a settlement agreement (the “Settlement Agreement”) with CAO. Pursuant to the Settlement Agreement, CAO agreed to dismiss with prejudice the lawsuits filed by CAO against the Company in April 2012 and January 2018. In addition, CAO granted to the Company and its affiliates a non-exclusive, non-transferable (except as provided in the Settlement Agreement), royalty-free, fully-paid, worldwide license to the licensed patents for use in the licensed products and agreed not to sue the Company, its affiliates or any of its manufacturers, distributors, suppliers or customers for use of the licensed patents in the licensed products, and the parties agreed to a mutual release of claims. The Company has agreed (i) to pay to CAO, within five days of the Effective Date, $500,000 in cash, (ii) to issue to CAO, within 30 days of the Effective Date, 500,000 restricted shares of common stock of the Company (the “Stock Consideration”), and (iii) to pay to CAO, within 30 days of December 31, 2021, an amount in cash equal to the difference (if positive) between $1,000,000 and the value of the Stock Consideration on December 31, 2021. The Stock Consideration vests and becomes transferrable on December 31, 2021, subject to the terms of a restricted stock agreement to be entered into between the parties. The Company considered this a Type I subsequent event and recognized a $1.5 million contingent loss on patent litigation settlement in its statement of operations for the year ended December 31, 2018. In January 2019, the Company paid CAO $500,000 in cash. On January 31, 2019, the case was dismissed with prejudice. During the three and six month periods ended June 30, 2019, the Company recorded an additional gain on patent litigation of $0.2million and $0.0 million, respectively, million which represents the change in fair value of the restricted stock to be issued to CAO, resulting in a total $1.0 million accrued liability as of June 30, 2019.

NOTE 12—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three and six months ended June 30, 2019, sales to customers in the United States accounted for approximately 68% and 63% of net revenue, respectively, and international sales accounted for approximately 32% and 37% of net revenue, respectively. No individual country, other than the United States, represented more than 10% of total net revenue during the three and six months ended June 30, 2019 or 2018.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
United States	$5,898	$7,164	$12,014	$12,857
International	2,747	4,990	6,957	9,317
	$8,645	$12,154	$18,971	$22,174

Property, plant, and equipment by geographic location was as follows (in thousands):

	June 30,	December 31,
	2019	2018
United States	$1,290	$1,673
International	295	302
	$1,585	$1,975

NOTE 13—CONCENTRATIONS

Revenue from the Company’s products for the three and six months ended June 30, 2019 and 2018 are as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
Laser systems	$4,917	56.9%	$7,920	65.2%	$10,880	57.4%	$13,623	61.4%
Imaging systems	63	0.7%	371	3.1%	615	3.2%	954	4.3%
Consumables and other	2,084	24.1%	2,303	18.9%	4,196	22.1%	4,337	19.6%
Services	1,578	18.3%	1,557	12.8%	3,273	17.3%	3,254	14.7%
License fees and royalties	3	—%	3	—%	7	—%	6	—%
Net revenue	$8,645	100.0%	$12,154	100.0%	$18,971	100.0%	$22,174	100.0%

No individual customer represented more than 10% of the Company’s total net revenue for the three and six months ended June 30, 2019 or 2018.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

One individual customer represented more than 10% of the Company’s accounts receivable at June 30, 2019 and December 31, 2018.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and six months ended June 30, 2019 and 2018. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three and six months ended June 30, 2019, the Company recorded an income tax provision of $28,000 and $42,000, respectively, resulting in an effective tax rate of 0.5% and 0.3%, respectively. During the three and six months ended June 30, 2018, the Company recorded an income tax provision of $10,000 and $42,000, respectively, resulting in an effective tax rate of (10.0)% and 0.8%, respectively. The income tax provisions for the three and six months ended June 30, 2019 2018 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

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

Overview

We are a medical device company that develops, manufactures, markets, and sells laser systems in dentistry and medicine. Our products advance the practice of dentistry and medicine for patients and health care professionals. Our proprietary dental laser systems allow dentists, periodontists, endodontists, oral surgeons, and other dental specialists to perform a broad range of minimally invasive dental procedures, including cosmetic, restorative, and complex surgical applications. Our laser systems are designed to provide clinically superior results for many types of dental procedures compared to those achieved with drills, scalpels, and other conventional instruments. We have clearance from the FDA to market and sell our laser systems in the United States and also have the necessary registration to market and sell our laser systems in Canada, the European Union, and many other countries outside the United States. Additionally, our in-licensed imaging equipment and related products improve diagnoses, applications, and procedures in dentistry and medicine.

We offer two categories of laser system products: Waterlase (all-tissue) systems and Diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 153 issued and 80 pending U.S. and international patents, the majority of which are related to Waterlase technology. From 1998 through June 30, 2019, we sold over 39,600 laser systems in over 80 countries around the world. Contained in this total are approximately 13,200 Waterlase systems, including over 8,900 Waterlase MD, MDX, Express and iPlus systems.

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

Recent Developments

On May 7, 2019, we entered into an amendment to our Credit Agreement with SWK Funding LLC to increase the total commitment in the SWK Loan, as defined and described in Part I, Item I, Note 9 – Debt, from $12.5 million to $15.0 million and to revise certain of the financial covenants. Also on May 7, 2019 in connection with such amendment, we issued warrants to purchase up to 115,175 shares of BIOLASE common stock to SWK Funding LLC and warrants to purchase up to 34,552 shares of BIOLASE common stock to Deal Partners Group. See Part I, Item I, Note 9 - Debt for additional information.

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2018 Form 10-K. There have been no significant changes during the six months ended June 30, 2019 in our critical accounting policies from those disclosed in Item 7 of the 2018 Form 10-K.

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

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
Net revenue	8,645	100.0%	12,154	100.0%	18,971	100.0%	22,174	100.0%
Cost of revenue	5,265	60.9%	7,846	64.6%	12,070	63.6%	14,833	66.9%
Gross profit	3,380	39.1%	4,308	35.4%	6,901	36.4%	7,341	33.1%
Operating expenses:
Sales and marketing	3,272	37.9%	4,657	38.3%	7,151	37.8%	8,548	38.5%
General and administrative	2,511	29.0%	2,969	24.4%	4,903	25.8%	6,006	27.1%
Engineering and development	1,124	13.0%	1,361	11.2%	2,549	13.4%	2,650	12.0%
Change in fair value of patent litigation settlement liability	(190)	(2.2)%	—	0.0%	—	0.0%	—	0.0%
Total operating expenses	6,717	77.7%	8,987	73.9%	14,603	77.0%	17,204	77.6%
Loss from operations	(3,337)	(38.6)%	(4,679)	(38.5)%	(7,702)	(40.6)%	(9,863)	(44.5)%
Non-operating loss	534	6.2%	222	1.8%	1,055	5.6%	27	0.1%
Loss before income taxes	(3,871)	(44.8)%	(4,901)	(40.3)%	(8,757)	(46.2)%	(9,890)	(44.6)%
Income tax provision	28	0.3%	10	0.1%	42	0.2%	42	0.2%
Net loss	$(3,899)	(45.1)%	$(4,911)	(40.4)%	$(8,799)	(46.4)%	$(9,932)	(44.8)%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
GAAP net loss attributable to common stockholders	$(3,899)	$(4,911)	$(8,799)	$(9,932)
Deemed dividend on convertible preferred stock	—	—	—	—
GAAP net loss	$(3,899)	$(4,911)	$(8,799)	$(9,932)
Adjustments:
Interest expense, net	529	35	1,007	47
Income tax provision	28	10	42	42
Depreciation and amortization	268	246	529	510
Change in fair value of patent litigation settlement liability	(190)	—	0	—
Stock-based and other non-cash compensation	447	557	1,204	1,258
Non-GAAP net loss	$(2,817)	$(4,063)	$(6,017)	$(8,075)

Comparison of Results of Operations

Three months ended June 30, 2019 and 2018

Net Revenue: The following table summarizes our unaudited net revenues by category, including each category’s percentage of our total revenue, for the three months ended June 30, 2019 and 2018, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2019		2018		Change	Change
Laser systems	$4,917	56.9%	$7,920	65.2%	$(3,003)	37.9
Imaging systems	63	0.7%	371	3.1%	(308)	(83.0)
Consumables and other	2,084	24.2%	2,303	18.9%	(219)	(9.5)
Services	1,578	18.2%	1,557	12.8%	21	1.3
Total products and services	8,642	100.0%	12,151	100.0%	(3,509)	(28.9)
License fees and royalty	3	—%	3	—%	—	—
Net revenue	$8,645	100.0%	$12,154	100.0%	$(3,509)	(28.9)

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

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended June 30, 2019 and 2018, as well as the amount of change and percentage of change in each geographic revenue category, (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2019		2018		Change	Change
United States	$5,898	68.2%	$7,164	58.9%	$(1,266)	(17.7)
International	2,747	31.8%	4,990	41.1%	(2,243)	(44.9)
Net revenue	$8,645	100.0%	$12,154	100.0%	$(3,509)	(28.9)

Total net revenue decreased by $3.5 million or 29% during the three months ended June 30, 2019 as compared to the same period in 2018. In the U.S., net revenue decreased by $1.3 million, or 17.7%, primarily from laser systems sales, which decreased by $0.9 million, or 31.0%, during the three months ended June 30, 2019 compared to the same period in 2018. Outside the U.S., net revenue declined by $2.2 million, or 44.9% during the three months ended June 30, 2019 as compared to the same period in 2018, primarily due to the decline in sales of our laser products outside the U.S. of $2.0 million, or 50.0%, during the three months ended June 30, 2019 compared to the same period in 2018. Sales of consumables and other revenue, which consists of consumable products such as disposable tips decreased by $0.3 million, or 25.5% internationally and were consistent domestically, during the three months ended June 30, 2019 as compared to the same period in 2018.

Imaging systems revenue decreased by $0.3 million or 83% during the three months ended June 30, 2019 as compared to the same period in 2018, primarily driven by our continued focus on laser sales.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended June 30, 2019 and 2018, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2019		2018		Change	Change
Net revenue	$8,645	100.0%	$12,154	100.0%	$(3,509)	(28.9)
Cost of revenue	5,265	60.9%	7,846	64.6%	(2,581)	(32.9)
Gross profit	$3,380	39.1%	$4,308	35.4%	$(928)	(21.5)

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 21.5% decrease in gross profit for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, reflects the decline in our laser sales.

Operating Expenses: The following table summarizes our unaudited operating expenses for the three months ended June 30, 2019 and June 30, 2018, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2019		2018		Change	Change
Sales and marketing	$3,272	37.9%	$4,657	38.3%	$(1,385)	(29.7)
General and administrative	2,511	29.0%	2,969	24.4%	(458)	(15.4)
Engineering and development	1,124	13.0%	1,361	11.2%	(237)	(17.4)
Change in fair value of patent litigation settlement liability	(190)	(2.2)%	—	—%	(190)	(5.4)
Total operating expenses	$6,717	77.7%	$8,987	73.9%	$(2,270)	(25.3)

The quarter-over-quarter total operating expenses are explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses during the three months ended June 30, 2019 decreased by $1.4 million or 29.7% as compared to the same period in 2018, primarily due to a decreases in payroll and consulting related expenses of $0.8 million, convention related expenses of $0.2 million, stock-based compensation expense of $0.1 million, and sales commissions of $0.2 million. We expect sales and marketing expenses to decrease as a percentage of revenue.

General and Administrative Expense. General and administrative expenses during the three months ended June 30, 2019 decreased by $0.5 million or 15.4% compared to the same period in 2018, primarily due to a decreases in patent and legal fees of $0.2 million, in payroll and consulting related expenses of $0.2 million, and other general expenses of $0.1 million. We expect general and administrative expenses to decrease as a percentage of revenue through the remainder of 2019.

Engineering and Development Expense. Engineering and development expenses during the three months ended June 30, 2019 decreased by $0.2 million or 17.4% compared to the same period in 2018, primarily due to decreases in payroll and consulting-related expenses of $0.1 million and a decrease in operating expenses of approximately $0.1 million. We expect engineering and development expenses to decrease as a percentage of revenue through the remainder of 2019.

Change in fair value of patent litigation settlement liability. We recognized a $0.2 million gain on patent litigation settlement with CAO Group, Inc., as described in Part I, Item I, Note 11 – Commitments and Contingencies above, due to the change in fair value of the restricted stock which is pending issuance. We expect the restricted stock to be issued during the second half of 2019; however, until the shares are issued we will be required to adjust the contingent liability to match the fluctuation in our share price.

(Loss) Gain on Foreign Currency Transactions. We realized a $5,000 loss on foreign currency transactions during the three months ended June 30, 2019 compared to a $0.2 million loss on foreign currency transactions during the three months ended June 30, 2018, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense. Interest expense during the three months ended June 30, 2019 increased by $0.5 million primarily due to the interest and amortization of debt issuance costs relating to the SWK Loan we entered into in the fourth quarter of 2018. We expect interest expense to fluctuate depending on the movement in LIBOR through the remainder of 2019.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $28,000 for the three months ended June 30, 2019 as compared to a provision of $10,000 for the same period in the prior year. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Loss. Our net loss totaled approximately $3.9 million for the three months ended June 30, 2019 compared to a net loss of $4.9 million for the three months ended June 30, 2018.

Six months ended June 30, 2019 and 2018

Net Revenue: The following table summarizes our unaudited net revenues by category, including each category’s percentage of our total revenue, for the three months ended June 30, 2019 and 2018, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2019		2018		Change	Change
Laser systems	$10,880	57.4%	$13,623	61.4%	$(2,743)	(20.1)%
Imaging systems	615	3.2%	954	4.3%	(339)	(35.5)%
Consumables and other	4,196	22.2%	4,337	19.6%	(141)	(3.3)%
Services	3,273	17.2%	3,254	14.7%	19	0.6%
Total products and services	18,964	100.0%	22,168	100.0%	(3,204)	(14.5)%
License fees and royalty	7	—%	6	—%	—	—%
Net revenue	$18,971	100.0%	$22,174	100.0%	$(3,204)	(14.5)%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the six months ended June 30, 2019 and 2018, as well as the amount of change and percentage of change in each geographic revenue category, (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2019		2018		Change	Change
United States	$12,014	63.3%	$12,857	58.0%	$(843)	(6.6)%
International	6,957	36.7%	9,317	42.0%	(2,360)	(25.3)%
Net revenue	$18,971	100.0%	$22,174	100.0%	$(3,203)	(14.4)%

Total net revenue decreased by $3.2 million or 14.4% during the six months ended June 30, 2019 as compared to the same period in 2018. In the U.S., net revenue decreased by $0.8 million, or 6.6%, primarily from laser systems sales, which decreased by $0.6 million, or 10.0%, during the six months ended June 30, 2019 compared to the same period in 2018. Outside the U.S., net revenue declined by $2.4 million, or 25.3% during the six months ended June 30, 2019 as compared to the same period in 2018, primarily due to the decline in sales of our laser products outside the U.S. of $2.1 million, or 28.3%, during the six months ended June 30, 2019 compared to the same period in 2018. Sales of consumables and other revenue, which consists of consumable products such as disposable tips decreased by $0.1 million, or 3%, during the six months ended June 30, 2019 as compared to the same period in 2018.

Imaging systems revenue decreased by $0.3 million or 36.0% during the six months ended June 30, 2019 as compared to the same period in 2018, primarily driven by our continued focus on laser sales.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the for the six months ended June 30, 2019 and 2018, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2019		2018		Change	Change
Net revenue	$18,971	100.0%	$22,174	100.0%	$(3,203)	(14.4)%
Cost of revenue	12,070	63.6%	14,833	66.9%	(2,763)	(18.6)%
Gross profit	$6,901	36.4%	$7,341	33.1%	$(440)	(6.0)%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 6.0% decrease in gross profit as a percentage of revenue for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, reflects the decline in our laser sales which have a higher margin than our other product offerings.

Operating Expenses: The following table summarizes our unaudited operating expenses for the for the six months ended June 30, 2019 and June 30, 2018, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2019		2018		Change	Change
Sales and marketing	$7,151	37.8%	$8,548	38.5%	$(1,397)	(16.3)%
General and administrative	4,903	25.8%	6,006	27.1%	(1,103)	(18.4)%
Engineering and development	2,549	13.4%	2,650	12.0%	(101)	(3.8)%
Change in fair value of patent litigation settlement liability	—	—%	—	—%	—	—%
Total operating expenses	$14,603	77.0%	$17,204	77.6%	$(2,601)	(15.1)%

The period-over-period total operating expenses are explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses during the six months ended June 30, 2019 decreased by $1.4 million or 16.3% as compared to the same period in 2018, primarily due to a decreases in payroll and consulting related expenses of $1.1 million, convention related expenses of $0.1 million, and sales commissions of $0.2 million. We expect sales and marketing expenses to decrease as a percentage of revenue.

General and Administrative Expense. General and administrative expenses during the six months ended June 30, 2019 decreased by $1.1 million or 18.4% compared to the same period in 2018, primarily due to a decrease in patent and legal fees of $0.6 million, payroll and consulting related expenses of $0.3 million, and provision for bad debts of $0.1 million. We expect general and administrative expenses to decrease as a percentage of revenue through the remainder of 2019.

Engineering and Development Expense. Engineering and development expenses during the six months ended June 30, 2019 decreased by $0.1 million or 3.8% compared to the same period in 2018, primarily due to a $0.1 million decrease in payroll and consulting-related expenses. We expect engineering and development expenses to decrease as a percentage of revenue through the remainder of 2019.

(Loss) Gain on Foreign Currency Transactions. We realized a $48,000 loss on foreign currency transactions during the six months ended June 30, 2019 compared to a $20,000 gain on foreign currency transactions during the six months ended June 30, 2018, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense. Interest expense during the six months ended June 30, 2019 increased by $1.0 million primarily due to the interest and amortization of debt issuance costs relating to the SWK Loan we entered into in the fourth quarter of 2018. We expect interest expense to fluctuate depending on the movement in LIBOR through the remainder of 2019.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $42,000 for the six months ended June 30, 2019 and June 30, 2018. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Loss. Our net loss totaled approximately $8.8 million for the six months ended June 30, 2019 compared to a net loss of $9.9 million for the six months ended June 30, 2018.

Liquidity and Capital Resources

At June 30, 2019, we had approximately $4.0 million in cash, cash equivalents and restricted cash. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash, cash equivalents and restricted cash of $4.3 million at June 30, 2019 as compared to December 31, 2018, was primarily due to net cash used in operating activities of $6.6 million. The $6.6 million of net cash used in operating activities was primarily driven by our net loss of $8.8 million for the six months ended June 30, 2019.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Net cash flows used in operating activities	$(6,627)	$(8,345)
Net cash flows used in investing activities	(125)	(110)
Net cash flows provided by (used in) financing activities	2,466	(269)
Effect of exchange rate changes	(38)	(26)
Net change in cash, cash equivalents and restricted cash	$(4,324)	$(8,750)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the six months ended June 30, 2019 totaled $6.6 million and was primarily comprised of our net loss of $8.8 million, partially offset by non-cash adjustments for depreciation and amortization expenses of $0.5 million and stock-based compensation expenses of $1.2 million, amortization of debt discount and issuance costs of $0.2 million, and provision for doubtful accounts of $0.1 million. Changes in operating assets and liabilities were $0.1 million primarily due to a decrease in accounts payable and accrued liabilities of $1.7 million related to the timing of our payments and $0.5 million paid as part of the patent litigation settlement with CAO Group, Inc., as described in Part I, Item I, Note 11 – Commitments and Contingencies above, and an decrease in accounts receivable of $1.3 million, partially offset by an increase in inventory of $0.1 million and a decrease in prepaid expenses and other current assets of $0.6 million.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 was minimal. We expect cash flows from investing activities to remain consistent through the remainder of 2019.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 increased by $2.7 million as compared to the same period in 2018, primarily due to the additional commitment on the SWK Loan of $2.5 million that occurred on May 7, 2019, partially offset by payments of debt issuance costs of $38,000.

Effect of Exchange Rate

The effect of exchange rate on cash for the six months ended June 30, 2019 was $38,000 and primarily due to fluctuations between the U.S. Dollar and the Euro.

Future Liquidity Needs

As of June 30, 2019, we had working capital of approximately $13.8 million. Our principal sources of liquidity as of June 30, 2019 consisted of approximately $4.0 million in cash, cash equivalents and restricted cash and $9.7 million of net accounts receivable.

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

In connection with the amendment, we paid to SWK loan origination and other fees of approximately $0.2 million payable in cash and approximately $0.3 million warrants to purchase shares of BIOLASE common stock. We also paid an additional finder’s fee to DPG, as defined and described in Note 9 to the unaudited consolidated financial statements of approximately $0.1 million in cash and $0.1 million in warrants to purchase shares of BIOLASE common stock.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The disclosure contained in Part I, Item 1, Note 11 – Commitments and Contingencies is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in Part I, Item 1A “Risk Factors” in the 2018 Form 10-K.

ITEM 6.	EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.7	Certificate of Designations, Preferences and Rights of Series C Participating Convertible Preferred Stock of the Registrant		8-K	08/08/2016	3.1	08/08/2016

3.1.8	Certificate of Elimination of Series C Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.1	04/20/2017

3.1.9	Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.2	04/20/2017

3.2	Seventh Amended and Restated Bylaws of the Registrant, adopted on October 8, 2018		8-K	10/08/2018	3.1	10/09/2018

4.1	Form of Warrant Issued on November 7, 2014		8-K	11/03/2014	99.1	11/07/2014

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

4.2	Form of Warrant issued on August 8, 2016		8-K	08/01/2016	99.1	08/02/2016

4.3	Form of Warrant issued April 18, 2017		DEF14A		D	05/19/2017

4.4	Warrant to Purchase Stock issued on March 6, 2018 to Western Alliance Bank		10-K	12/31/2017	4.4	03/14/2018

4.5	Warrant to Purchase Stock issued on September 27, 2018 to Western Alliance Bank		10-Q	09/30/2018	4.1	11/14/2018

4.6	Warrant to Purchase Stock issued on September 27, 2018 to SWK Funding, LLC		10-Q	09/30/2019	4.2	11/14/2018

4.7	Warrant to Purchase Stock issued on May 7, 2019 to SWK Funding, LLC		10-Q	3/31/2019	4.7	5/10/2019

4.8	First Amendment to Credit Agreement, dated as of May 7, 2019, by and between the Registrant and SWK Funding LLC		10-Q	3/31/2019	10.8	5/10/2019

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

		X

*	Compensatory contract or arrangement.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE, INC.
(Registrant)

August 9, 2019	By:	/s/ Todd A. Norbe
Date		Todd A. Norbe
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2019	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)