Form 10-Q
period 2019-09-30
BIOLASE, INC
filed 2019-11-12
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 6, 2019, the registrant had 30,947,423 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,091	$8,044
Restricted cash	312	312
Accounts receivable, less allowance of $2,084 and $850 in 2019 and 2018, respectively	8,474	11,112
Inventory	11,537	12,248
Prepaid expenses and other current assets	875	1,591
Total current assets	23,289	33,307
Property, plant, and equipment, net	1,340	1,975
Goodwill	2,926	2,926
Other assets	718	308
Total assets	$28,273	$38,516
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	6,604	5,953
Accrued liabilities	4,950	7,538
Deferred revenue, current portion	2,512	2,476
Total current liabilities	14,066	15,967
Deferred income taxes, net	71	77
Warranty accrual	701	447
Other liabilities	1,145	100
Term loan	13,356	10,836
Total liabilities	29,339	27,427
Commitments and contingencies — Note 11
Stockholders' (deficit) equity:
Preferred stock, par value $0.001 per share; 1,000 shares authorized; 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, par value $0.001 per share; 40,000 shares authorized, 21,954 and 21,072 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	22	21
Additional paid-in-capital	230,712	228,430
Accumulated other comprehensive loss	(840)	(670)
Accumulated deficit	(230,960)	(216,692)
Total stockholders' (deficit) equity	(1,066)	11,089
Total liabilities and stockholders' (deficit) equity	$28,273	$38,516

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenue	$8,646	$10,936	$27,617	$33,110
Cost of revenue	5,677	6,995	17,746	21,828
Gross profit	2,969	3,941	9,871	11,282
Operating expenses:
Sales and marketing	3,515	4,489	10,665	13,037
General and administrative	3,210	2,685	8,114	8,691
Engineering and development	1,126	1,277	3,665	3,927
Total operating expenses	7,851	8,451	22,444	25,655
Loss from operations	(4,882)	(4,510)	(12,573)	(14,373)
Loss on foreign currency transactions	19	73	68	53
Interest expense	551	33	1,559	80
Non-operating loss, net	570	106	1,627	133
Loss before income tax provision	(5,452)	(4,616)	(14,200)	(14,506)
Income tax provision	26	49	68	91
Net loss	(5,478)	(4,665)	(14,268)	(14,597)
Other comprehensive income item:
Foreign currency translation adjustment	(128)	3	(170)	(31)
Comprehensive loss	$(5,606)	$(4,662)	$(14,438)	$(14,628)
Net loss attributable to common stockholders	$(5,478)	$(4,665)	$(14,268)	$(14,597)
Net loss per share:
Basic	$(0.25)	$(0.23)	$(0.66)	$(0.71)
Diluted	$(0.25)	$(0.23)	$(0.66)	$(0.71)
Shares used in the calculation of net loss per share:
Basic	21,898	20,610	21,545	20,539
Diluted	21,898	20,610	21,545	20,539

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total stockholders' (deficit) equity, beginning balances	$3,784	$20,391	$11,089	$16,337
Common stock and additional paid-in capital:
Beginning balance	229,994	226,109	228,451	225,619
Issuance of common stock upon exercise of options	—	—	3	2
Stock offering costs	—	—	—	(38)
Liability award settlement	81	—	236	—
Stock-based compensation expense	659	607	1,835	1,133
Warrants issued in connection with debt instruments	—	—	209	—
Ending balance	230,734	226,716	230,734	226,716
Accumulated other comprehensive loss:
Beginning balance	(712)	(610)	(670)	(576)
Other comprehensive (loss) income	(128)	3	(170)	(31)
Ending balance	(840)	(607)	(840)	(607)
Accumulated deficit
Beginning balance	(225,482)	(205,108)	(216,692)	(195,176)
Net loss	(5,478)	(4,665)	(14,268)	(14,597)
Ending balance	(230,960)	(209,773)	(230,960)	(209,773)
Total stockholders' (deficit) equity, ending balances	$(1,066)	$16,336	$(1,066)	$16,336

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(14,268)	$(14,597)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	754	712
Gain on disposal of assets, net	—	(12)
Provision for bad debts	1,243	316
Provision for inventory excess and obsolescence	—	59
Amortization of discounts on lines of credit	103	31
Amortization of debt issuance costs	130	43
Stock-based compensation	1,974	1,862
Deferred income taxes	(6)	1
Earned interest income	2	—
Changes in operating assets and liabilities:
Accounts receivable	1,393	(1,591)
Inventory	711	(1,184)
Prepaid expenses and other current assets	1,011	940
Accounts payable and accrued liabilities	(1,157)	3,200
Deferred revenue	36	(370)
Net cash and cash equivalents used in operating activities	(8,074)	(10,590)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(138)	(110)
Proceeds from disposal of property, plant, and equipment	—	36
Net cash and cash equivalents used in investing activities	(138)	(74)
Cash Flows from Financing Activities:
Principal payments under capital lease obligation	—	(46)
Borrowings under line of credit	—	3,323
Payments under line of credit	—	(1,823)
Borrowings under term loan	2,500	—
Payments of debt issuance costs	(38)	(87)
Payments of equity offering costs	(50)	(138)
Proceeds from exercise of stock options	4	2
Net cash and cash equivalents provided by financing activities	2,416	1,231
Effect of exchange rate changes	(157)	(23)
Decrease in cash, cash equivalents and restricted cash	(5,953)	(9,456)
Cash, cash equivalents and restricted cash, beginning of period	8,356	11,896
Cash, cash equivalents and restricted cash, end of period	$2,403	$2,440
Supplemental cash flow disclosure:
Cash paid for interest	$1,315	$—
Cash paid for income taxes	$19	$31
Cash paid for operating leases	$606	$—
Non-cash accrual for capital expenditures	$4	$3
Non-cash accrual for equity offering costs	$191	$—
Non-cash right-of-use assets obtained in exchange for lease obligation	$824	$—
Non-cash settlement of performance award liability	$236	$—
Warrants issued in connection with debt instruments	$209	$—

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

BIOLASE, Inc. (“BIOLASE” and, together with its consolidated subsidiaries, the “Company”) is a medical device company that develops, manufactures, markets, and sells laser systems in dentistry and medicine. The Company’s products advance the practice of dentistry and medicine for patients and health care professionals. The Company’s proprietary dental laser systems allow dentists, periodontists, endodontists, oral surgeons, and other dental specialists to perform a broad range of minimally invasive dental procedures, including cosmetic, restorative, and complex surgical applications. The Company’s laser systems are designed to provide clinically superior results for many types of dental procedures compared to those achieved with drills, scalpels, and other conventional instruments. The Company has clearance from the Food and Drug Administration (“FDA”) to market and sell its laser systems in the United States and also have the necessary registration to market and sell its laser systems in Canada, the European Union, and many other countries outside the United States.

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

The consolidated results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in BIOLASE’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019 (the “2018 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred a loss from operations and a net loss, and used cash in operating activities for the three and nine months ended September 30, 2019. The Company’s recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2019, the Company was not in compliance with certain of its loan covenants relating to the SWK Loan (as defined below). In May 2019, SWK Funding, LLC granted the Company a waiver of such covenants. On May 7, 2019, the Company entered into an amendment of its Credit Agreement with SWK Funding, LLC to increase the total loan commitment in the SWK Loan from $12.5 million to $15.0 million, to revise certain of the financial covenants and to issue additional warrants to purchase the Company’s common stock. On September 30, 2019, the Company entered into a second amendment of its Credit Agreement with SWK Funding, LLC, to provide for a revolving loan facility, secured by a first lien security interest in the Company’s inventory and accounts receivable. On November 6, 2019, the Company entered into a third amendment to its Credit Agreement to further modify its loan covenants. See Notes 9 and 15 for additional information.

On October 28, 2019, BIOLASE, Inc. (the “Company”) entered into a loan and security agreement (the “Loan Agreement”) with Pacific Mercantile Bank, as lender (“Lender”), which provides for a revolving line of credit (the “PMB Loan”) in a maximum principal amount not to exceed the lesser of (i) $3 million or (ii) the sum of 90% of the Eligible Accounts (as defined in the Loan Agreement) plus 75% of the Eligible Inventory (as defined in the Loan Agreement, and subject to certain limitations set forth therein); provided that the maximum principal amount of the PMB Loan may be reduced from time to time in the Lender’s good faith business judgment as set forth in the Loan Agreement. Borrowings under the PMB Loan may be used for working capital. The PMB Loan matures on October 28, 2021, unless earlier terminated. See Note 15 for additional information.

On October 29, 2019, the Company successfully consummated an underwritten public offering of BIOLASE common stock and a concurrent private placement of BIOLASE Series E Participating Convertible Preferred Stock, resulting in net proceeds of approximately $7.8 million after deducting underwriter discounts and other fees and expenses. On November 5, 2019, the underwriters exercised their over-allotment option and the Company received approximately $0.6 million in additional proceeds from the sale of 1.1 million additional shares. See Note 15 for additional information.

As of September 30, 2019, the Company had working capital of approximately $9.2 million. The Company’s principal sources of liquidity as of September 30, 2019 consisted of approximately $2.4 million in cash, cash equivalents and restricted cash and $8.5 million of accounts receivable.

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

Reverse Stock Split

Except as the context otherwise requires, all share numbers and share price amounts (including exercise prices and closing market prices) contained in the unaudited financial statements and notes thereto reflect the one-for-five reverse stock split (“Reverse Stock Split”) effectuated by the Company on May 10, 2018. See Note 4 below for additional information.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in the 2018 Form 10-K. Management believes that there have been no significant changes during the nine months ended September 30, 2019 in the Company’s critical accounting policies from those disclosed in the 2018 Form 10-K.

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

The Company’s financial instruments, consisting of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, liability for patent litigation settlement, and the SWK Loan as discussed in Note 9, approximate fair value because of the liquid or short-term nature of these items.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the nine-month periods ended September 30, 2019 and 2018, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

The Company adopted Topic 842 in the first quarter of 2019 utilizing the modified retrospective transition method and a cumulative effect adjustment at the beginning of the first quarter of 2019. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of the right-to-use assets. The adoption of Topic 842 resulted in the recognition of right-of use assets of approximately $0.8 million after a $0.2 million adjustment for deferred rent, and lease liabilities for operating leases of approximately $1.0 million, and no cumulative effect adjustment on retained earnings on its unaudited Consolidated Balance Sheets nor material impact to its unaudited Consolidated Statements of Operations and Comprehensive Loss in the period of adoption. Right-of-use assets are included in Other assets, and lease liabilities are included in Accrued liabilities and in Other liabilities in the unaudited consolidated balance sheet for the period ended September 30, 2019. See Note 10 for additional information.

Recently Issued Accounting Standards

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for the Company beginning January 1, 2020. The Company is evaluating the impact of this standard on the Company’s consolidated financial statements, including accounting policies, processes, and systems.

NOTE 3 – REVENUE RECOGNITION

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in customer contracts include delivery of laser systems, imaging systems, and consumables as well as certain ancillary services such as training and extended warranties. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract and vary according to the arrangement. Because the customer typically agrees to a stated rate and price in the contract that does not vary over the life of the contract, the Company’s contracts do not contain variable consideration. The Company also establishes a provision for estimated warranty expense.

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

Revenue from products and services transferred to customers at a single point in time accounted for 77% and 81% of net revenue for the three and nine months ended September 30, 2019, respectively, and 85% and 85% for the three and nine months ended September 30, 2018, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale of laser systems, imaging systems, and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 23% and 19% of net revenue for the three and nine months ended September 30, 2019, respectively, and 15% and 15% for the three and nine months ended September 30, 2018, respectively. The majority of the Company’s revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $0.6 million and $0.7 million as of September 30, 2019 and December 31, 2018, respectively.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. The allowance for bad debts is based on an analysis of customer accounts and the Company’s historical experience with accounts receivable write-offs. In the third quarter of 2019, the Company increased its allowance for doubtful accounts reserve by approximately $1.1 million relating to our distributor in China.

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

	September 30,	December 31,
	2019	2018
Undelivered elements (training, installation, product and support services)	$566	$730
Extended warranty contracts	1,940	1,735
Deferred royalties	6	11
Total deferred revenue	2,512	2,476
Less long-term portion of deferred revenue	—	—
Deferred revenue — current	$2,512	$2,476

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at September 30, 2019 and December 31, 2018.

The amount of revenue recognized during the three-month period ended September 30, 2019 and September 30, 2018 and included in the opening contract liability balance related to undelivered elements was $0.1 million and $0.2 million, respectively. The amount of revenue recognized during the nine-month period ended September 30, 2019 and September 30, 2018 and included in the opening contract liability balance was $0.5 million and $0.8 million, respectively. Revenue recognized during 2018 and 2019 relating to deferred royalties was not material in either period.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States	$4,949	$6,953	$16,962	$19,810
International	3,697	3,983	10,655	13,300
	$8,646	$10,936	$27,617	$33,110

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue recognized over time	$1,997	$1,594	$5,267	$4,848
Revenue recognized at a point in time	6,649	9,342	22,350	28,262
Total	$8,646	$10,936	$27,617	$33,110

The Company’s sales by end market were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
End-customer	$3,727	$7,387	$11,068	$21,093
Distributors	4,919	3,549	16,549	12,017
	$8,646	$10,936	$27,617	$33,110

The Company provides the equipment and any related services directly to the customer. The Company has inventory risk before the equipment is transferred to a customer. The Company purchases and obtains the goods before obtaining a contract with a customer. The Company also has discretion in establishing the price sold to the customer for the equipment.

The percentages of the Company’s sales by product line were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Laser systems	59.8%	64.5%	58.1%	62.5%
Imaging systems	—%	3.5%	2.2%	4.0%
Consumables and other	17.1%	17.4%	20.6%	18.9%
Services	23.1%	14.6%	19.1%	14.6%
License fees and royalties	—%	—%	—%	—%
	100.0%	100.0%	100.0%	100.0%

Shipping and Handling Costs and Revenues

Shipping and freight costs are treated as fulfillment costs. For shipments to end-customers, the customer bears the shipping and freight costs and has control of the product upon shipment. For shipments to distributors, the distributor bears the shipping and freight costs, including insurance, tariffs and other import/export costs.

NOTE 4—STOCKHOLDERS’ (DEFICIT) EQUITY

On October 29, 2019, the Company successfully consummated an underwritten public offering of 7,820,000 shares of BIOLASE common stock and a concurrent private placement of 69,695 shares of BIOLASE Series E Participating Convertible Preferred Stock, and on November 5, 2019, the underwriters of the public offering exercised their over-allotment option to acquire additional shares of BIOLASE common stock. The underwritten public offering and concurrent private placement resulted in net proceeds of $8.4 million after deducting underwriter discounts and other fees and expenses. See Note 15 for additional information.

Reverse Stock Split

At BIOLASE’s annual meeting of stockholders on May 9, 2018 (the “2018 Annual Meeting”), BIOLASE stockholders approved an amendment to BIOLASE’s Restated Certificate of Incorporation, as amended, to effect the Reverse Stock Split and on May 10, 2018, the Company filed an amendment (the “Amendment”) to its Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, effective as of 11:59 p.m. on May 10, 2018. The Amendment also reduced the authorized shares of common stock from 200,000,000 shares to 40,000,000 shares. Prior year share and per share amounts have been adjusted to reflect the impact of the Reverse Stock Split.

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2016, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, and directors of the Company, as well as consultants. As of September 30, 2019, a total of approximately 3.1 million shares of the Company’s common stock have been authorized for issuance under the 2002 Plan, of which approximately 1.0 million shares of the Company’s common stock have been issued pursuant to options that were exercised and restricted stock units (“RSUs”) that were settled in common stock and 1.3 million shares of common stock have been reserved for outstanding options and unvested RSUs, and no shares are available for future grants.

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

Subject to the terms and conditions of the 2018 Plan, the number of shares authorized for grants under the 2018 Plan is 5.0 million. As of September 30, 2019, a total 3.9 million shares of the Company’s common stock have been reserved for outstanding options and unvested RSUs, and 1.1 million shares of common stock remain available for future grants.

The Company recognized stock-based compensation expense of $0.8 million and $0.5 million, for the three months ended September 30, 2019 and2018, respectively, and $1.9 million and $1.9 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, based on the grant-date fair value. As of nine months ended September 30, 2019 the Company had approximately $2.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that expense to be recognized over a weighted-average period of 1.69 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenue	$94	$127	$229	$289
Sales and marketing	173	134	411	368
General and administrative	442	258	1,167	932
Engineering and development	61	85	167	273
	$770	$604	$1,974	$1,862

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expected term	6.1 years	5.9 years	6.1 years	5.9 years
Volatility	85.4%	81.9%	85.4%	81.4%
Annual dividend per share	$—	$—	$—	$—
Risk-free interest rate	2.60%	2.90%	2.60%	2.50%

A summary of option activity for the nine months ended September 30, 2019 is as follows (in thousands, except per share data):

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value(1)
Options outstanding, December 31, 2018	1,623	$6.54		$—
Granted at fair market value	70	$2.08
Exercised	(2)	$2.10
Forfeited, cancelled, or expired	(332)	$7.27
Options outstanding at September 30, 2019	1,359	$6.14	5.63	$—
Options exercisable at September 30, 2019	1,080	$7.00	5.01	$—
Vested options expired during the period ended September 30, 2019	124	$9.08

(1) The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

A summary of unvested stock option activity for the nine months ended September 30, 2019 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2018	522	$2.11
Granted	70	$1.51
Vested	(229)	$2.55
Forfeited or cancelled	(84)	$2.39
Unvested options at September 30, 2019	279	$1.59

Cash proceeds, along with fair value disclosures related to grants, exercises and vested options are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Proceeds from stock options exercised	$—	$—	$3	$2
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$—	$—	$—
Weighted-average fair value of options granted during period	$—	$1.02	$1.53	$1.38
Total fair value of shares vested during the period	$—	$164	$683	$1,008

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

Restricted Stock Units

The Company granted approximately 1.9 million and 2.2 million RSUs during the three and nine months ended September 30, 2019, respectively.

A summary of unvested RSU activity for the nine months ended September 30, 2019 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs at December 31, 2018	2,163	$1.84
Granted	1,851	$2.08
Vested	(841)	$1.74
Forfeited or cancelled	(113)	$2.37
Unvested RSUs at September 30, 2019	3,060	$1.87

Warrants

The Company issues warrants to acquire shares of its common stock as approved by the Board. A summary of warrant activity for the nine months ended September 30, 2019 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2018	1,934	$6.62
Granted or Issued	149	$2.22
Exercised	—	$—
Forfeited, cancelled, or expired	—	$—
Warrants outstanding at September 30, 2019	2,083	$6.30
Warrants exercisable at September 30, 2019	2,083	$6.30
Vested warrants expired during the quarter ended September 30, 2019	—	$—

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

Outstanding stock options, RSUs and warrants to purchase approximately 5.6 million shares were not included in the calculation of diluted loss per share for the three and nine months ended September 30, 2019, as their effect would have been anti-dilutive. For the same 2018 periods, anti-dilutive outstanding stock options and warrants to purchase 3.2 million shares were not included in the computation of diluted loss per share.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$3,714	$3,590
Work-in-process	1,164	1,435
Finished goods	6,659	7,223
Inventory	$11,537	$12,248

Inventory includes write-downs for excess and obsolete inventory totaling approximately $0.8 million and $1.1 million as of September 30, 2019 and December 31, 2018, respectively.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2019	2018
Building	$203	$213
Leasehold improvements	2,003	2,004
Equipment and computers	7,421	7,277
Furniture and fixtures	634	634
Construction in progress	21	25
	10,282	10,153
Accumulated depreciation and amortization	(9,100)	(8,344)
	1,182	1,809
Land	158	166
Property, plant, and equipment, net	$1,340	$1,975

Depreciation and amortization expense related to property, plant, and equipment totaled $0.2 million and $0.8 million for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively.

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

As of September 30, 2019 and December 31, 2018, the Company had goodwill of $2.9 million. As of September 30, 2019 and December 31, 2018, all intangible assets have been fully amortized and no amortization expense was recognized during the three and nine months ended September 30, 2019 and 2018.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2019	2018
Payroll and benefits	$1,726	$2,400
Patent litigation settlement	—	1,500
Warranty accrual, current portion	954	861
Lease liability	476	—
Accrued professional services	992	1,044
Taxes	255	714
Accrued insurance premium	—	328
Customer deposits	82	21
Other	465	670
Total accrued liabilities	$4,950	$7,538

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties for the three and nine months ended September 30, 2019 and 2018 are included within accrued liabilities on the Consolidated Balance Sheets and were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance, beginning of period	$1,498	$1,359	$1,308	$1,190
Provision for estimated warranty cost	523	203	1,145	827
Warranty expenditures	(366)	(182)	(798)	(637)
Balance, September 30	1,655	1,380	1,655	1,380
Less warranty accrual, long-term	701	375	701	375
Total warranty accrual, current portion	$954	$1,005	$954	$1,005

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

NOTE 9—DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	September 30,	December 31,
	2019	2018
Term loan	$15,000	$12,500
Discount and debt issuance costs on term loan	(1,644)	(1,664)
Total long-term debt, net	$13,356	$10,836

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

As additional consideration for the lines of credit, the Company also issued to Western Alliance warrants to purchase shares of its common stock (the “Original Western Alliance Warrants”). The fair value of the Original Western Alliance Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 10 years; volatility of 91.49%; annual dividend per share of $0.00; and risk-free interest rate of 2.88%; and resulted in an estimated fair value of $0.1 million, which was recorded as a liability and resulted in a discount to the credit facilities at issuance. The discount was expensed to interest expense at the time the Business Financing Agreement was terminated, as discussed below.

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

On November 9, 2018, all outstanding borrowings, accrued interest and fees under the Business Financing Agreement were repaid with a portion of the proceeds under the Credit Agreement (as defined and described below), and the Business Financing Agreement was terminated. The Company recorded approximately $0.1 million of interest expense including unamortized debt issuance costs that were written-off upon extinguishment of the debt. As of September 30, 2019 and December 31, 2018, the Western Alliance Warrants remain outstanding and are classified in equity in the consolidated balance sheets.

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

The Credit Agreement contains financial and non-financial covenants requiring the Company to, among other things, (i) maintain unencumbered liquid assets of no less than $1.5 million or the sum of aggregate cash flow from operations less capital expenditures, (ii) achieve certain revenue and EBITDA levels during the first two years of the loan, (iii) limit future borrowing, investments and dividends, and (iv) submit monthly and quarterly financial reporting.

In connection with the SWK Loan, the Company paid approximately $1.0 million in debt issuance costs, including a $0.2 million loan origination fee, a $0.4 million finder’s fee, and $0.4 million in legal and other fees. These costs were recognized as a discount on the SWK Loan and are being amortized on a straight-line basis over the loan term which approximates the effective-interest method.

The Company recognized approximately $0.6 and $1.6 million in interest expense relating to the SWK Loan for the three and nine-month periods ended September 30, 2019, respectively. The weighted-average interest rate for the three months ended September 30, 2019 was 12.7%.

As of March 31, 2019, the Company was not in compliance with certain covenants in the Credit Agreement. In May 2019, SWK granted the Company a waiver of such covenants through September 30, 2019. On May 7, 2019, the Company and SWK agreed to amend the Credit Agreement (the “First Amendment) to increase the total commitment from $12.5 million to $15.0 million, and to revise the financial covenants to (a) adjust minimum revenue and EBITDA levels, (b) require the Company to have a shelf registration statement declared effective by the SEC before September 30, 2019, with a proposed maximum aggregate offering price of at least $10.0 million if the Company does not reach set minimum revenue levels for the three-month period ended June 30, 2019, and (c) require minimum liquidity of $1.5 million at all times. The First Amendment provides that if aggregate minimum revenue and EBITDA levels are not achieved by September 30, 2019, the minimum liquidity requirement will be increased to $3.0 million, until the Company has obtained additional equity or debt funding of no less than $5.0 million.

In connection with the amendment, the Company paid to SWK loan origination and other fees of approximately $0.1 million payable in cash and approximately $0.2 million in additional SWK Warrants (as defined below) to purchase the Company’s common stock. The Company paid an additional finder’s fee to Deal Partners Group (“DPG”) of approximately $0.1 million in cash and $0.1 million in additional DPG Warrants (as defined below) to purchase the Company’s common stock. The Company accounted for the First Amendment as a modification to existing debt and as a result, recognized the amounts paid to SWK in cash and SWK warrants as additional debt issuance costs. Amounts paid to DPG in cash and warrants relating to the First Amendment were expensed as incurred in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2019.

On August 20, 2019, BIOLASE, entered into a Letter Agreement (the “Letter Agreement”) with SWK, in connection with the Credit Agreement. Pursuant to the Letter Agreement, SWK agreed to waive the effect of the Company’s potential non-compliance with certain unencumbered liquid assets financial operating covenants as set forth in the Credit Agreement, and SWK agreed to forbear from exercising rights and remedies otherwise available to it in the event of such non-compliance through September 30, 2019, or earlier in the event of the consummation of an additional secured financing or an event of default under the Credit Agreement.

On September 30, 2019, the Company agreed to further amend the Credit Agreement (the “Second Amendment”) with SWK, in connection with that certain Credit Agreement, by and among the Company, SWK, and the lender parties thereto.  The Second Amendment provides for a revolving loan facility, secured by first lien security permitted inventory and accounts receivable revolving loan facility, secured by a first lien security interest in the Company’s inventory and accounts receivable, with a maximum principal amount of $5 million. In addition, SWK agreed to waive the effect of the Company’s non-compliance through October 31, 2019, with certain unencumbered liquid assets financial operating covenants as set forth in the Credit Agreement, and SWK agreed to forbear from exercising rights and remedies otherwise available to it in the event of the consummation of an additional equity or subordinated debt financing with gross proceeds of not less than $5 million or an event of a default under the Credit Agreement.

On November 6, 2019, the Company agreed to further amend the Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, SWK granted the Company a waiver of the Company’s non-compliance with certain financial covenants in the Credit Agreement. Also pursuant to the Third Amendment, the Company and SWK agreed to (i) revise financial covenants to adjust minimum revenue and EBITDA levels and (ii) remove the automatic increase of the minimum liquidity requirement based on certain aggregate minimum revenue and EBITDA levels as of September 30, 2019 (which was added pursuant to the First Amendment).

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

In connection with the Third Amendment, the Company consolidated the SWK Warrants issued to SWK on November 9, 2018 and May 7, 2019. The terms of the SWK Warrants remained the same.

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

The value of both of the SWK Warrants issued in 2018 and 2019 and the DPG Warrants issued in 2018, was recognized as a discount on the SWK Loan and is being amortized on a straight-line basis which approximates the effective-interest method, over the loan term of five years. The value of the DPG Warrants issued in 2019 in connection with the First Amendment were expensed in the three-month period ended September 30, 2019.

Additionally, based on the adoption of ASU 2017-11 in the fourth quarter of 2018, these warrants are classified as equity in the consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

The future minimum principal and interest payments as of September 30, 2019 are as follows (in thousands):

	Principal	Interest (1)
2019 (three months)	$—	$484
2020	—	1,931
2021	2,100	1,848
2022	2,800	1,517
2023	10,100	1,063
Total future payments	$15,000	$6,843

(1) estimated using LIBOR rates as at September 30, 2019

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

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

Nine Months Ended
September 30, 2019
Cash paid for operating lease liabilities	$606
Right-of-use assets obtained in exchange for new operating lease obligations	803
Weighted-average remaining lease term	1.4 years
Weighted-average discount rate	12.8%

The Company allocates lease cost amongst lease and non-lease components. The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

Due in 12 month period ended September 30,
2020	$484
2021	45
Thereafter	—
$529
Less imputed interest	(38)
Total lease liabilities	$491

Current operating lease liabilities	476
Non-current lease liabilities	15
Total lease liabilities	$491

As of September 30, 2019, right-of-use assets were $0.4 million and lease liabilities were $0.6 million. During the three and nine months ended September 30, 2019, the Company did not enter into any new lease arrangements, nor did it have any arrangements that had not commenced.

Future minimum rental commitments under lease agreements, as of September 30, 2019, with non-cancelable terms greater than one year for each of the periods ending September 30, are as follows (in thousands):

Period Ended September 30, 2019
2019 (three months)	$192
2020	314
2021	23
2022 and thereafter	—
Total future minimum lease obligations	$529

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

On January 25, 2019 (the “Effective Date”), BIOLASE entered into a settlement agreement (the “Settlement Agreement”) with CAO. Pursuant to the Settlement Agreement, CAO agreed to dismiss with prejudice the lawsuits filed by CAO against the Company in April 2012 and January 2018. In addition, CAO granted to the Company and its affiliates a non-exclusive, non-transferable (except as provided in the Settlement Agreement), royalty-free, fully-paid, worldwide license to the licensed patents for use in the licensed products and agreed not to sue the Company, its affiliates or any of its manufacturers, distributors, suppliers or customers for use of the licensed patents in the licensed products, and the parties agreed to a mutual release of claims. The Company has agreed (i) to pay to CAO, within five days of the Effective Date, $500,000 in cash, (ii) to issue to CAO, within 30 days of the Effective Date, 500,000 restricted shares of common stock of the Company (the “Stock Consideration”), and (iii) to pay to CAO, within 30 days of December 31, 2021, an amount in cash equal to the difference (if positive) between $1,000,000 and the value of the Stock Consideration on December 31, 2021. The Stock Consideration vests and becomes transferrable on December 31, 2021, subject to the terms of a restricted stock agreement to be entered into between the parties. The Company considered this a Type I subsequent event and recognized a $1.5 million contingent loss on patent litigation settlement in its statement of operations for the year ended December 31, 2018. In January 2019, the Company paid CAO $500,000 in cash. On January 31, 2019, the case was dismissed with prejudice. During the three and nine month periods ended September 30, 2019, the Company did not record any gain or loss on patent litigation which represents the change in fair value of the restricted stock to be issued to CAO. As of September 30, 2019, the total accrued liability is $1.0 million and is included in other long-term liabilities in the consolidated balance sheet.

NOTE 12—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three and nine months ended September 30, 2019, sales to customers in the United States accounted for approximately 57% and 61% of net revenue, respectively, and international sales accounted for approximately 43% and 39% of net revenue, respectively. No individual country, other than the United States, represented more than 10% of total net revenue during the three and nine months ended September 30, 2019 or 2018.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States	$4,949	$6,953	$16,962	$19,810
International	3,697	3,983	10,655	13,300
	$8,646	$10,936	$27,617	$33,110

Property, plant, and equipment by geographic location was as follows (in thousands):

	September 30,	December 31,
	2019	2018
United States	$1,060	$1,673
International	280	302
	$1,340	$1,975

NOTE 13—CONCENTRATIONS

Revenue from the Company’s products for the three and nine months ended September 30, 2019 and 2018 are as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
Laser systems	$5,167	59.8%	$7,055	64.5%	$16,047	58.1%	$20,678	62.5%
Imaging systems	4	—%	382	3.5%	619	2.2%	1,336	4.0%
Consumables and other	1,478	17.1%	1,902	17.4%	5,678	20.6%	6,239	18.9%
Services	1,994	23.1%	1,594	14.6%	5,264	19.1%	4,848	14.6%
License fees and royalties	3	—%	3	—%	9	—%	9	—%
Net revenue	$8,646	100.0%	$10,936	100.0%	$27,617	100.0%	$33,110	100.0%

No individual customer represented more than 10% of the Company’s net revenue for the three and nine months ended September 30, 2019 or 2018.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

There were no individual customers that represented more than 10% of the Company’s accounts receivable at September 30, 2019, and one individual customer that represented more than 10% of the Company’s accounts receivable at December 31, 2018.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and nine months ended September 30, 2019 and 2018. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three and nine months ended September 30, 2019, the Company recorded an income tax provision of $26,000 and $68,000, respectively, resulting in an effective tax rate of 0.02% and 0.3%, respectively. During the three and nine months ended September 30, 2018, the Company recorded an income tax provision of $49,000 and $91,000, respectively, resulting in an effective tax rate of 0.5% and 0.6%, respectively. The income tax provisions for the three and nine months ended September 30, 2019 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

NOTE 15—SUBSEQUENT EVENTS

Public Offering and Concurrent Private Placement

On October 29, 2019, BIOLASE sold 7,820,000 shares of its common stock in an underwritten public offering (the “Public Offering”) at a public offering price of $0.5750 per share and received net proceeds of approximately $4.2 million, after deducting underwriting discounts, but before deducting other fees and expenses. The Company granted the underwriters of the Public Offering an over-allotment option to purchase up to an additional 1,173,000 shares of common stock at the public offering price, less the underwriting discount, which the underwriters exercised on November 5, 2019, for which it received approximately $0.6 million, after deducting underwriting discounts. Concurrently with the Public Offering, the company sold to certain existing shareholders an aggregate of 69,565 shares of Series E Participating Convertible Preferred Stock, par value $0.001 per share, at a per share price of $57.50 in a private placement, and received gross proceeds of approximately $4.0 million, before deducting fees and expenses. Each share of Series E Preferred Stock will be convertible into 100 shares of common stock reflecting a conversion price equal to $0.5750 per share, subject to customary anti-dilution adjustments. The shares of Series E Participating Convertible Preferred Stock automatically convert into shares of common stock upon a stockholder vote to approve an amendment of BIOLASE’s charter to increase the number of authorized shares of BIOLASE common stock and satisfy Nasdaq requirements with respect to the issuance of common stock upon conversion of the Series E Participating Convertible Preferred Stock.

On November 5, 2019, the underwriters exercised their over-allotment option and the Company issued an additional 1.1 million shares for gross proceeds of approximately $0.6 million.

Loan Agreement

On October 28, 2019, BIOLASE entered into the Loan Agreement with Pacific Mercantile Bank, as Lender, which provides for the PMB Loan, a revolving line of credit in a maximum principal amount not to exceed the lesser of (i) $3 million or (ii) the sum of 90% of the Eligible Accounts (as defined in the Loan Agreement) plus 75% of the Eligible Inventory (as defined in the Loan Agreement, and subject to certain limitations set forth therein); provided that the maximum principal amount of the PMB Loan may be reduced from time to time in Lender’s good faith business judgment as set forth in the Loan Agreement. Borrowings under the PMB Loan may be used for working capital. The PMB Loan matures on October 28, 2021, unless earlier terminated.

BIOLASE’s obligations under the Loan Agreement are secured by a security interest in substantially all of BIOLASE’s property. No borrowings may be made under the Loan Agreement unless and until Exim Bank agrees to guarantee the PMB Loan and BIOLASE has entered into a borrower agreement with Exim Bank. Borrowings under the PMB Loan bear interest at a daily rate equal to the prime rate published in The Wall Street Journal, plus 1.5% per annum; provided, that the interest rate in effect on any day shall not be less than 6.0% per annum. Additionally, BIOLASE is required to pay an initial and annual fee of $52,500 to Exim Bank, as well as a termination fee equal to $30,000 in the event the Loan Agreement is terminated on or prior to October 28, 2020.

The Loan Agreement requires BIOLASE to maintain unrestricted cash at Lender plus unused availability under the PMB Loan in an amount equal to at least the Burn Rate (as defined in the Loan Agreement). In addition, the Loan Agreement contains customary affirmative and negative covenants for financings of its type (subject to customary exceptions). Upon the occurrence and during the continuation of an event of default (as described in the Loan Agreement), Lender may exercise any remedies available to it, including accelerating the repayment of the PMB Loan.

SWK Loan Amendment

On November 6, 2019, the Company agreed to further amend the Credit Agreement. Pursuant to the Third Amendment, SWK granted the Company a waiver of the Company’s non-compliance with certain financial covenants in the Credit Agreement. Also pursuant to the Third Amendment, the Company and SWK agreed to (i) revise financial covenants to adjust minimum revenue and EBITDA levels and (ii) remove the automatic increase of the minimum liquidity requirement based on certain aggregate minimum revenue and EBITDA levels as of September 30, 2019 (which was added pursuant to the First Amendment). In connection with the Third Amendment, the Company consolidated the SWK Warrants issued to SWK on November 9, 2018 and May 7, 2019. The terms of the SWK Warrants remained the same.

ITEM  2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and Diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. We also offer our Diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 144 issued and 79 pending U.S. and international patents, the majority of which are related to Waterlase technology. From 1998 through September 30, 2019, we sold over 40,000 laser systems in over 80 countries around the world. Contained in this total are approximately 13,200 Waterlase systems, including over 9,000 Waterlase MD, MDX, Express and iPlus systems.

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

Recent Developments

On November 9, 2018, we entered into a five-year secured Credit Agreement (the “Credit Agreement”) with SWK Funding, LLC (“SWK”), pursuant to which the Company has borrowed $12.5 million (the “SWK Loan”). On May 7, 2019, we entered into an amendment to our Credit Agreement (“First Amendment” with SWK Funding LLC to increase the total commitment in the SWK Loan, as defined and described in Part I, Item I, Note 9 – Debt, from $12.5 million to $15.0 million and to revise certain of the financial covenants. Also on May 7, 2019 in connection with such amendment, we issued warrants to purchase up to 115,175 shares of BIOLASE common stock to SWK Funding LLC and warrants to purchase up to 34,552 shares of BIOLASE common stock to Deal Partners Group. See Part I, Item I, Note 9 - Debt for additional information.

On August 20, 2019, we entered into a Letter Agreement (the “Letter Agreement”) with SWK, in connection with the Credit Agreement. Pursuant to the Letter Agreement, SWK agreed to waive the effect of our potential non-compliance with certain unencumbered liquid assets financial operating covenants as set forth in the Credit Agreement, and SWK agreed to forbear from exercising rights and remedies otherwise available to it in the event of such non-compliance through September 30, 2019, or earlier in the event of the consummation of an additional secured financing or an event of default under the Credit Agreement.

On September 30, 2019, we agreed to further amend the Credit Agreement (the “Second Amendment”) with SWK, in connection with that certain Credit Agreement, by and among us, SWK, and the lender parties thereto.  The Second Amendment provides for a revolving loan facility, secured by first lien security permitted inventory and accounts receivable revolving loan facility, secured by a first lien security interest in our inventory and accounts receivable, with a maximum principal amount of $5 million. In addition, SWK agreed to waive the effect of our non-compliance with certain unencumbered liquid assets financial operating covenants as set forth in the Credit Agreement, and SWK agreed to forbear from exercising rights and remedies otherwise available to it in the event of the consummation of an additional equity or subordinated debt financing with gross proceeds of not less than $5 million or an event of a default under the Credit Agreement.

On October 28, 2019, BIOLASE entered into a loan and security agreement (the “Loan Agreement”) with Pacific Mercantile Bank, as lender (“Lender”), which provides for a revolving line of credit (the “PMB Loan”) in a maximum principal amount not to exceed the lesser of (i) $3 million or (ii) the sum of 90% of the Eligible Accounts (as defined in the Loan Agreement) plus 75% of the Eligible Inventory (as defined in the Loan Agreement, and subject to certain limitations set forth therein); provided that the maximum principal amount of the PMB Loan may be reduced from time to time in Lender’s good faith business judgment as set forth in the Loan Agreement. Borrowings under the PMB Loan may be used for working capital. The PMB Loan matures on October 28, 2021, unless earlier terminated. See “Liquidity and Capital Resources” for additional detail.

On October 29, 2019 the Company successfully consummated an underwritten public offering of BIOLASE common stock and a concurrent private placement of BIOLASE Series E Participating Convertible Preferred Stock, resulting in net proceeds of approximately $7.8 million after deducting underwriter discounts and other fees and expenses. On November 5, 2019, the underwriters exercised their over-allotment option and the Company issued an additional 1.1 million shares for gross proceeds of approximately $0.6 million. See Part I, Item I, Note 15 for additional information.

On November 6, 2019, the Company agreed to further amend the Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, SWK granted the Company a waiver of the Company’s non-compliance with certain financial covenants in the Credit Agreement. Also pursuant to the Third Amendment, the Company and SWK agreed to (i) revise financial covenants to adjust minimum revenue and EBITDA levels and (ii) remove the automatic increase of the minimum liquidity requirement based on certain aggregate minimum revenue and EBITDA levels as of September 30, 2019 (which was added pursuant to the First Amendment). Also on November 6, 2019 in connection with such amendment, we consolidated the SWK Warrants issued to SWK on November 9, 2018 and May 7, 2019. The terms of the SWK Warrants remained the same.

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2018 Form 10-K. There have been no significant changes during the nine months ended September 30, 2019 in our critical accounting policies from those disclosed in Item 7 of the 2018 Form 10-K.

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

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
Net revenue	8,646	100.0%	10,936	100.0%	27,617	100.0%	33,110	100.0%
Cost of revenue	5,677	65.7%	6,995	64.0%	17,746	64.3%	21,828	65.9%
Gross profit	2,969	34.3%	3,941	36.0%	9,871	35.7%	11,282	34.1%
Operating expenses:
Sales and marketing	3,515	40.7%	4,489	41.0%	10,665	38.6%	13,037	39.4%
General and administrative	3,210	37.1%	2,685	24.6%	8,114	29.4%	8,691	26.2%
Engineering and development	1,126	13.0%	1,277	11.7%	3,665	13.3%	3,927	11.9%
Total operating expenses	7,851	90.8%	8,451	77.3%	22,444	81.3%	25,655	77.5%
Loss from operations	(4,882)	(56.5)%	(4,510)	(41.3)%	(12,573)	(45.5)%	(14,373)	(43.4)%
Non-operating loss	570	6.6%	106	1.0%	1,627	5.9%	133	0.4%
Loss before income taxes	(5,452)	(63.1)%	(4,616)	(42.3)%	(14,200)	(51.4)%	(14,506)	(43.8)%
Income tax provision	26	0.3%	49	0.4%	68	0.2%	91	0.3%
Net loss	$(5,478)	(63.3)%	$(4,665)	(42.7)%	$(14,268)	(51.7)%	$(14,597)	(44.1)%

Non-GAAP Disclosure

In addition to the financial information prepared in conformity with GAAP, we provide certain historical non-GAAP financial information. Management believes that these non-GAAP financial measures assist investors in making comparisons of period-to-period operating results and that, in some respects, these non-GAAP financial measures are more indicative of the Company’s ongoing core operating performance than their GAAP equivalents. In 2019, the Company revised its non-GAAP financial measures to include the change in allowance for doubtful accounts in an effort to better align its Adjusted EBITDA with our loan covenants and how management evaluates business performance. Prior year non-GAAP disclosures have been revised to conform to the current definition of Adjusted EBITDA.

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its evaluation of the Company’s core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation and amortization, stock-based compensation and allowance for doubtful accounts. Management uses adjusted EBITDA in its evaluation of the Company’s core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by the Company may be different from similarly named non-GAAP financial measures used by other companies.

The following table contains a reconciliation of non-GAAP net loss to GAAP net loss attributable to common stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
GAAP net loss attributable to common stockholders	$(5,478)	$(4,665)	$(14,268)	$(14,597)
Deemed dividend on convertible preferred stock	—	—	—	—
GAAP net loss	$(5,478)	$(4,665)	$(14,268)	$(14,597)
Adjustments:
Interest expense, net	551	33	1,559	80
Income tax provision	26	49	68	91
Depreciation and amortization	268	202	754	712
Change in allowance for doubtful accounts	1,131	87	1,243	316
Stock-based compensation	770	604	1,974	1,862
Adjusted EBITDA	$(2,732)	$(3,690)	$(8,670)	$(11,536)

Comparison of Results of Operations

Three months ended September 30, 2019 and 2018

Net Revenue: The following table summarizes our unaudited net revenues by category, including each category’s percentage of our total revenue, for the three months ended September 30, 2019 and 2018, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2019		2018		Change	Change
Laser systems	$5,167	59.8%	$7,055	64.5%	$(1,888)	(26.8)
Imaging systems	4	—%	382	3.5%	(378)	(99.0)
Consumables and other	1,478	17.1%	1,902	17.4%	(424)	(22.3)
Services	1,994	23.1%	1,594	14.6%	400	25.1
Total products and services	8,643	100.0%	10,933	100.0%	(2,290)	(20.9)
License fees and royalty	3	—%	3	—%	—	—
Net revenue	$8,646	100.0%	$10,936	100.0%	$(2,290)	(20.9)

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

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended September 30, 2019 and 2018, as well as the amount of change and percentage of change in each geographic revenue category, (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2019		2018		Change	Change
United States	$4,949	57.2%	$6,953	63.6%	$(2,004)	(28.8)
International	3,697	42.8%	3,983	36.4%	(286)	(7.2)
Net revenue	$8,646	100.0%	$10,936	100.0%	$(2,290)	(20.9)

Total net revenue decreased by $2.3 million or 21% during the three months ended September 30, 2019 as compared to the same period in 2018. In the U.S., net revenue decreased by $2.0 million, or 28.8%, primarily from laser systems sales, which decreased by $1.4 million, or 38.0%, during the three months ended September 30, 2019 compared to the same period in 2018. These decreases were largely due to open sales territories in the third quarter of 2019. Outside the U.S., net revenue declined by $0.3 million, or 7.2%, during the three months ended September 30, 2019 as compared to the same period in 2018, primarily due to the decline in sales of our laser products outside the U.S. of $0.5 million, or 14.0%, during the three months ended September 30, 2019 compared to the same period in 2018. Sales of consumables and other revenue, which consists of consumable products such as disposable tips during the three months ended September 30, 2019 was $3.5 million was consistent with the same period in 2018.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended September 30, 2019 and 2018, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2019		2018		Change	Change
Net revenue	$8,646	100.0%	$10,936	100.0%	$(2,290)	(20.9)
Cost of revenue	5,677	65.7%	6,995	64.0%	(1,318)	(18.8)
Gross profit	$2,969	34.3%	$3,941	36.0%	$(972)	(24.7)

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 24.7% decrease in gross profit for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, reflects the decline in our laser sales and the impact from a change in product mix .

Operating Expenses: The following table summarizes our unaudited operating expenses for the three months ended September 30, 2019 and September 30, 2018, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2019		2018		Change	Change
Sales and marketing	$3,515	40.7%	$4,489	41.0%	$(974)	(21.7)
General and administrative	3,210	37.1%	2,685	24.6%	525	19.6
Engineering and development	1,126	13.0%	1,277	11.7%	(151)	(11.8)
Total operating expenses	$7,851	90.8%	$8,451	77.3%	$(600)	(7.1)

The quarter-over-quarter total operating expenses are explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses during the three months ended September 30, 2019 decreased by $1.0 million or 21.7% as compared to the same period in 2018, primarily due to decreases in payroll and consulting related expenses of $0.6 million, stock-based compensation expense of $0.1 million, and marketing materials and advertising of $0.2 million. We expect sales and marketing expenses to decrease as a percentage of revenue through the remainder of 2019.

General and Administrative Expense. General and administrative expenses during the three months ended September 30, 2019 increased by $0.5 million or 19.6% compared to the same period in 2018, primarily due to an increase of $1.0 million in bad debt expense, partially offset by decreases in patent and legal fees of $0.5 million. We expect general and administrative expenses to decrease as a percentage of revenue through the remainder of 2019.

Engineering and Development Expense. Engineering and development expenses during the three months ended September 30, 2019 decreased by $0.2 million or 11.8% compared to the same period in 2018, primarily due to decreases in payroll and consulting-related expenses of $0.2. We expect engineering and development expenses to remain the same as a percentage of revenue through the remainder of 2019.

(Loss) Gain on Foreign Currency Transactions. We realized a $0.1million loss on foreign currency transactions during the three months ended September 30, 2019 compared to a $0.1 million loss on foreign currency transactions during the three months ended September 30, 2018, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense. Interest expense during the three months ended September 30, 2019 increased by $0.5 million primarily due to the interest and amortization of debt issuance costs relating to the SWK Loan we entered into in the fourth quarter of 2018. We expect interest expense to fluctuate depending on the movement in LIBOR through the remainder of 2019.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $26,000 for the three months ended September 30, 2019 as compared to a provision of $49,000 for the same period in the prior year. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Loss. Our net loss totaled approximately $5.5 million for the three months ended September 30, 2019 compared to a net loss of $4.7 million for the three months ended September 30, 2018.

Nine months ended September 30, 2019 and 2018

Net Revenue: The following table summarizes our unaudited net revenues by category, including each category’s percentage of our total revenue, for the nine months ended September 30, 2019 and 2018, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2019		2018		Change	Change
Laser systems	$16,047	57.4%	$20,678	62.5%	$(4,631)	(22.4)%
Imaging systems	619	3.2%	1,336	4.0%	(717)	(53.7)%
Consumables and other	5,678	22.2%	6,239	18.9%	(561)	(9.0)%
Services	5,264	17.2%	4,848	14.6%	416	8.6%
Total products and services	27,608	100.0%	33,101	100.0%	(5,493)	(16.6)%
License fees and royalty	9	—%	9	—%	—	—%
Net revenue	$27,617	100.0%	$33,110	100.0%	$(5,493)	(16.6)%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the nine months ended September 30, 2019 and 2018, as well as the amount of change and percentage of change in each geographic revenue category, (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2019		2018		Change	Change
United States	$16,962	61.4%	$19,810	59.8%	$(2,848)	(14.4)%
International	10,655	38.6%	13,300	40.2%	(2,645)	(19.9)%
Net revenue	$27,617	100.0%	$33,110	100.0%	$(5,493)	(16.6)%

Total net revenue decreased by $5.5 million or 16.6% during the nine months ended September 30, 2019 as compared to the same period in 2018. In the U.S., net revenue decreased by $2.8 million, or 14.4%, primarily from laser systems sales, which decreased by $2.0 million, or 20.8%, during the nine months ended September 30, 2019 compared to the same period in 2018. These decreases were largely due to open sales territories in the second and third quarters of 2019. Outside the U.S., net revenue declined by $2.6 million, or 19.9%, during the nine months ended September 30, 2019 as compared to the same period in 2018, primarily due to the decline in sales of our laser products outside the U.S. of $2.6 million, or 23.9%, during the nine months ended September 30, 2019 compared to the same period in 2018. Sales of consumables and other revenue, which consists of consumable products such as disposable tips decreased by $0.1 million, or 9.0%, during the nine months ended September 30, 2019 as compared to the same period in 2018.

Imaging systems revenue decreased by $0.7 million or 54.0% during the nine months ended September 30, 2019 as compared to the same period in 2018, primarily driven by our focus on laser sales.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the nine months ended September 30, 2019 and 2018, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2019		2018		Change	Change
Net revenue	$27,617	100.0%	$33,110	100.0%	$(5,493)	(16.6)%
Cost of revenue	17,746	64.3%	21,828	65.9%	(4,082)	(18.7)%
Gross profit	$9,871	35.7%	$11,282	34.1%	$(1,411)	(12.5)%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 1.6% decrease in gross profit as a percentage of revenue for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, reflects the decline in our laser sales which have a higher margin than our other product offerings.

Operating Expenses: The following table summarizes our unaudited operating expenses for the for the nine months ended September 30, 2019 and 2018, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2019		2018		Change	Change
Sales and marketing	$10,665	38.6%	$13,037	38.6%	$(2,372)	(18.2)%
General and administrative	8,114	29.4%	8,691	29.4%	(577)	(6.6)%
Engineering and development	3,665	13.3%	3,927	13.3%	(262)	(6.7)%
Total operating expenses	$22,444	81.3%	$25,655	77.5%	$(3,211)	(12.5)%

The period-over-period total operating expenses are explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses during the nine months ended September 30, 2019 decreased by $2.4 million or 18.2% as compared to the same period in 2018, primarily due to a decrease in payroll and consulting related expenses of $1.6 million, convention related expenses of $0.2 million, media materials and advertising of $0.2 million, and sales commissions of $0.2 million. We expect sales and marketing expenses to decrease as a percentage of revenue through the remainder of 2019.

General and Administrative Expense. General and administrative expenses during the nine months ended September 30, 2019 decreased by $0.6 million or 6.6% compared to the same period in 2018, primarily due to a decrease in patent and legal fees of $1.2 million, and payroll and consulting related expenses of $0.4 million, partially offset by an increase in provision for bad debts of $1.0 million. We expect general and administrative expenses to decrease as a percentage of revenue through the remainder of 2019.

Engineering and Development Expense. Engineering and development expenses during the nine months ended September 30, 2019 decreased by $0.3 million or 6.7% compared to the same period in 2018, primarily due to a $0.5 million decrease in payroll and consulting-related expenses, offset by increases in operating supplies and other miscellaneous costs of $0.1 million. We expect engineering and development expenses to decrease as a percentage of revenue through the remainder of 2019.

(Loss) Gain on Foreign Currency Transactions. We realized a $0.2 million loss on foreign currency transactions during the nine months ended September 30, 2019 compared to a $31,000 loss on foreign currency transactions during the nine months ended September 30, 2018, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense. Interest expense during the nine months ended September 30, 2019 increased by $1.5 million primarily due to the interest and amortization of debt issuance costs relating to the SWK Loan we entered into in the fourth quarter of 2018. We expect interest expense to fluctuate depending on the movement in LIBOR through the remainder of 2019.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $68,000 for the nine months ended September 30, 2019 and $91.000, for the nine months ended September 30, 2018. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Loss. Our net loss totaled approximately $14.3 million for the nine months ended September 30, 2019 compared to a net loss of $14.6 million for the nine months ended September 30, 2018.

Liquidity and Capital Resources

At September 30, 2019, we had approximately $2.4 million in cash, cash equivalents and restricted cash. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash, cash equivalents and restricted cash of $5.9 million at September 30, 2019 as compared to December 31, 2018, was primarily due to net cash used in operating activities of $8.1 million. The $8.1 million of net cash used in operating activities was primarily driven by our net loss of $14.3 million for the nine months ended September 30, 2019.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net cash flows used in operating activities	$(8,074)	$(10,590)
Net cash flows used in investing activities	(138)	(74)
Net cash flows provided by (used in) financing activities	2,416	1,231
Effect of exchange rate changes	(157)	(23)
Net change in cash, cash equivalents and restricted cash	$(5,953)	$(9,456)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the nine months ended September 30, 2019 totaled $8.1 million and was primarily comprised of our net loss of $14.3 million, partially offset by non-cash adjustments for depreciation and amortization expenses of $0.8 million and stock-based compensation expenses of $2.0 million, amortization of debt discount and issuance costs of $0.2 million, and provision for bad debts of $1.2 million. Changes in operating assets and liabilities were $2.0 million primarily due to a decrease in accounts payable and accrued liabilities of $1.0 million related to the timing of our payments and $0.5 million paid as part of the patent litigation settlement with CAO Group, Inc., as described in Part I, Item I, Note 11 – Commitments and Contingencies above, and a decrease in accounts receivable of $1.5 million, partially offset by a decrease in inventory of $0.7 million and a decrease in prepaid expenses and other current assets of $0.8 million.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 was minimal. We expect cash flows from investing activities to remain consistent through the remainder of 2019.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 increased by $1.2 million as compared to the same period in 2018, primarily due to the additional commitment on the SWK Loan of $2.5 million that occurred on May 7, 2019, partially offset by payments of debt issuance costs of approximately $38,000 as compared to the same period in 2018 in which the Company had approximately $1.5 million in net borrowings under its credit facility.

Effect of Exchange Rate

The effect of exchange rate on cash for the nine months ended September 30, 2019 was $157,000 and primarily due to fluctuations between the U.S. Dollar and the Euro.

Future Liquidity Needs

As of September 30, 2019, we had working capital of approximately $9.2 million. Our principal sources of liquidity as of September 30, 2019 consisted of approximately $2.4 million in cash, cash equivalents and restricted cash and $8.5 million of net accounts receivable.

On November 9, 2018, BIOLASE entered into a five-year secured Credit Agreement (the “Credit Agreement”) with SWK, pursuant to which BIOLASE has borrowed $12.5 million (the “SWK Loan”). $0.9 million of the proceeds from the SWK Loan were used to pay off all amounts owed to Western Alliance Bank under the Business Financing Agreement as described in Part I, Item I, Note 9 – Debt above, and we used the remaining proceeds to provide additional working capital to fund our growth initiatives, such as broadening our customer base and increasing the utilization of our products to drive recurring higher margin consumables revenue.

As of March 31, 2019, we were not in compliance with certain covenants in the Credit Agreement. In May 2019, SWK granted the Company a waiver of such covenants. On May 7, 2019, we and SWK amended the Credit Agreement (the “First Amendment”) to increase our total commitment under the SWK Loan from $12.5 million to $15.0 million and to revise certain of the financial covenants to (a) adjust minimum revenue and EBITDA levels, (b) require us to have a shelf registration statement declared effective by the SEC before September 30, 2019, with a proposed maximum aggregate offering price of at least $10.0 million, if we do not reach set minimum revenue levels for the three-month period ended September 30, 2019, and (c) require us to maintain minimum liquidity of $1.5 million at all times. The First Amendment provided that if aggregate minimum revenue and EBITDA levels are not achieved by September 30, 2019, the minimum liquidity requirement would be increased to $3.0 million, until we have obtained additional equity or debt funding of no less than $5.0 million.

In connection with the First Amendment, we paid to SWK loan origination and other fees of approximately $0.2 million payable in cash and approximately $0.3 million in warrants to purchase shares of BIOLASE common stock. We also paid an additional finder’s fee to Deal Partners Group, as described in Part I, Item I, Note 9 – Debt above of approximately $0.1 million in cash and $0.1 million in warrants to purchase shares of BIOLASE common stock.

On August 20, 2019, BIOLASE entered into a Letter Agreement (the “Letter Agreement”) with SWK, in connection with the Credit Agreement. Pursuant to the Letter Agreement, SWK agreed to waive the effect of the Company’s potential non-compliance with certain unencumbered liquid assets financial operating covenants as set forth in the Credit Agreement, and SWK agreed to forbear from exercising rights and remedies otherwise available to it in the event of such non-compliance through September 30, 2019, or earlier in the event of the consummation of an additional secured financing or an event of default under the Credit Agreement.

On September 30, 2019, the Company agreed to further amend the Credit Agreement (the “Second Amendment”). The Second Amendment provides for a revolving loan facility, secured by a first lien security interest in the Company’s inventory and accounts receivable, with a maximum principal amount of $5 million. In addition, SWK agreed to waive the effect of the Company’s non-compliance with certain unencumbered liquid assets financial operating covenants as set forth in the Credit Agreement, and SWK agreed to forbear from exercising rights and remedies otherwise available to it in the event of such non-compliance through October 31, 2019, or earlier in the event of the consummation of an additional equity or subordinated debt financing with gross proceeds of not less than $5 million, or an event of a default under the Credit Agreement.

On October 28, 2019, BIOLASE entered into a loan and security agreement (the “Loan Agreement”) with Pacific Mercantile Bank, as lender (“Lender”), which provides for a revolving line of credit (the “PMB Loan”) in a maximum principal amount not to exceed the lesser of (i) $3 million or (ii) the sum of 90% of the Eligible Accounts (as defined in the Loan Agreement) plus 75% of the Eligible Inventory (as defined in the Loan Agreement, and subject to certain limitations set forth therein); provided that the maximum principal amount of the PMB Loan may be reduced from time to time in Lender’s good faith business judgment as set forth in the Loan Agreement. Borrowings under the PMB Loan may be used for working capital. The PMB Loan matures on October 28, 2021, unless earlier terminated.

BIOLASE’s obligations under the Loan Agreement are secured by a security interest in substantially all of BIOLASE’s property. No borrowings may be made under the Loan Agreement unless and until Exim Bank agrees to guarantee the PMB Loan and BIOLASE has entered into a borrower agreement with Exim Bank. Borrowings under the PMB Loan bear interest at a daily rate equal to the prime rate published in The Wall Street Journal, plus 1.5% per annum; provided, that the interest rate in effect on any day shall not be less than 6.0% per annum. Additionally, BIOLASE is required to pay an initial and annual fee of $52,500 to Exim Bank, as well as a termination fee equal to $30,000 in the event the Loan Agreement is terminated on or prior to October 28, 2020.

The Loan Agreement requires BIOLASE to maintain unrestricted cash at Lender plus unused availability under the PMB Loan in an amount equal to at least the Burn Rate (as defined in the Loan Agreement). In addition, the Loan Agreement contains customary affirmative and negative covenants for financings of its type (subject to customary exceptions). Upon the occurrence and during the continuation of an event of default (as described in the Loan Agreement), Lender may exercise any remedies available to it, including accelerating the repayment of the PMB Loan.

On October 29, 2019, we successfully consummated an underwritten public offering of BIOLASE common stock and a concurrent private placement of BIOLASE Series E Participating Convertible Preferred Stock, and on November 5, 2019, the underwriters of the public offering exercised their over-allotment option to acquire additional shares of BIOLASE common stock. The underwritten public offering and concurrent private placement resulted in net proceeds of approximately $8.4 million after deducting underwriter discounts and other fees and expenses. See Part I, Item I, Note 15 – Subsequent Events for additional information.

On November 6, 2019, the Company agreed to further amend the Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, SWK granted the Company a waiver of the Company’s non-compliance with certain financial covenants in the Credit Agreement. Also pursuant to the Third Amendment, the Company and SWK agreed to (i) revise financial covenants to adjust minimum revenue and EBITDA levels and (ii) remove the automatic increase of the minimum liquidity requirement based on certain aggregate minimum revenue and EBITDA levels as of September 30, 2019 (which was added pursuant to the First Amendment).

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

Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

On August 9, 2017, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that, for the preceding 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). While the Company subsequently regained compliance with the minimum bid price requirement by effecting a reverse stock split, the Company’s common stock has recently traded at prices below $1.00 per share and there is no assurance that we will maintain compliance with this or any of the other Nasdaq continued listing requirements in the future.

As of September 30, 2019, we were not in compliance with Nasdaq requirements for stockholders’ equity because our stockholders’ equity on that date was below the $2.5 million required by Nasdaq Listing Rule 5550(b)(1). As of the date of this quarterly report on Form 10-Q, we believe that we have regained compliance with this requirement as a result of the October 29, 2019 public offering and concurrent private placement described elsewhere in this report. However, Nasdaq is continuing to monitor our ongoing compliance with the stockholders’ equity requirement and, if at the time we file our annual report on Form 10-K for the year ending December 31, 2019, we do not evidence compliance, our common stock may be subject to delisting.

If, in the future, we fail to comply with Nasdaq’s continued listing requirements, our common stock will be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. If we seek to implement a further reverse stock split in order to remain listed on The Nasdaq Capital Market, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock.

Future sales of shares of our common stock may depress the price of our shares.

The sales of a substantial amount of common stock in the public market in the future, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock and our ability to raise equity capital in the future. All of the shares of our common stock sold in our October 2019 underwritten public offering are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless the shares are purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. In addition, two of our stockholders held approximately 60% of our outstanding common stock, in the aggregate, as of September 30, 2019. Such stockholders also purchased the Series E Participating Convertible Preferred Stock in our October 2019 private placement. Substantially all of the shares of common stock currently held by those stockholders have been registered for resale under the Securities Act and, subject to certain limitations, including certain lock-up restrictions agreed to by those stockholders, all or a portion of such shares may be offered and sold to the public in the future. In addition, all such shares of common stock plus any shares of common stock issued as a result of the conversion of the Series E Participating Convertible Preferred Stock purchased by those stockholders are eligible for resale under, but subject to the “affiliate” restrictions of, Rule 144. If some or all of the shares held by those stockholders are sold, or if it is perceived that they will be sold, the market price of our common stock could decline.

ITEM 5.	OTHER INFORMATION

On November 6, 2019, the Company agreed to further amend the Credit Agreement. Pursuant to the Third Amendment, SWK granted the Company a waiver of the Company’s non-compliance with certain financial covenants in the Credit Agreement. Also pursuant to the Third Amendment, the Company and SWK agreed to (i) revise financial covenants to adjust minimum revenue and EBITDA levels and (ii) remove the automatic increase of the minimum liquidity requirement based on certain aggregate minimum revenue and EBITDA levels as of September 30, 2019 (which was added pursuant to the First Amendment). In connection with the Third Amendment, the Company consolidated the SWK Warrants issued to SWK on November 9, 2018 and May 7, 2019. The terms of the SWK Warrants remained the same.

ITEM 6.	EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

1.1	Underwriting Agreement, dated as of October 24, 2019, between the Registrant, The Benchmark Company, LLC and Dougherty & Company LLC, as underwriters		8-K	10/29/2019	1.1	10/30/2019

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.7	Certificate of Designations, Preferences and Rights of Series C Participating Convertible Preferred Stock of the Registrant		8-K	08/08/2016	3.1	08/08/2016

3.1.8	Certificate of Elimination of Series C Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.1	04/20/2017

3.1.9	Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.2	04/20/2017

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
3.1.10	Certificate of Designations, Preferences and Rights of Series E Participating Convertible Preferred Stock of the Registrant		8-K	10/29/2019	3.1	10/30/2019

3.2	Seventh Amended and Restated Bylaws of the Registrant, adopted on October 8, 2018		8-K	10/08/2018	3.1	10/09/2018

4.1	Form of Warrant issued on November 7, 2014 (attached as Exhibit A to the Securities Purchase Agreement, dated November 3, 2014, by and among the Registrant and the investors listed on Schedule I thereto)		8-K	11/03/2014	99.1	11/07/2014

4.2	Form of Warrant issued on August 8, 2016 (attached as Exhibit B to the Securities Purchase Agreement, dated August 1, 2016, by and among the Registrant and the investors listed on Schedule I thereto)		8-K	08/01/2016	99.1	08/02/2016

4.3	Form of Warrant issued April 18, 2017		DEF14A		D	05/19/2017

4.4	Warrant to Purchase Stock issued on March 6, 2018 to Western Alliance Bank		10-K	12/31/2017	4.4	03/14/2018

4.5	Warrant to Purchase Stock issued on September 27, 2018 to Western Alliance Bank		10-Q	09/30/2018	4.1	11/14/2018

4.6	Warrant to Purchase Stock issued on November 9, 2018 to SWK Funding LLC		10-Q	09/30/2018	4.2	11/14/2018

4.7	Warrant to Purchase Stock issued on May 7, 2019 to SWK Funding LLC		10-Q	03/31/2019	4.7	5/10/2019

4.8	Consolidated Amended and Restated Warrant to Purchase Common Stock, dated November 6, 2019, by and between the Registrant and SWK Funding, LLC	X

10.1	Letter Agreement, dated August 20, 2019, by and between the Registrant and SWK Funding LLC		S-1	09/04/2019	10.28	09/05/2019

10.2	Second Amendment to Credit Agreement, dated as of September 30, 2019, by and between the Registrant and SWK Funding LLC		S-1/A	10/04/2019	10.35	10/07/2019

10.3	Securities Purchase Agreement, dated as of October 24, 2019, by and among the Registrant and the investors listed on Schedule I thereto		8-K	10/29/2019	99.1	10/30/2019

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
10.4	Loan and Security Agreement, dated October 28, 2019, by and between the Registrant and Pacific Mercantile Bank		8-K	10/28/2019	10.1	11/01/2019

10.5	Third Amendment to Credit Agreement dated November 6, 2019, by and between Registrant and SWK Funding, LLC	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

X

*	Compensatory contract or arrangement.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE, INC.
(Registrant)

November 8, 2019	By:	/s/ Todd A. Norbe
Date		Todd A. Norbe
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2019	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)