Form 10-K
period 2019-12-31
BIOLASE, INC
filed 2020-03-30
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the Registrant’s common stock held by non-affiliates was $11,936,958 based on the last sale price of common stock on June 28, 2019.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock at par value $0.001 per share	BIOL	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act:

None.

As of March 20, 2020, there were 31,577,470 shares of the registrant’s common stock, par value $0.001 per share, and 69,565 shares of the registrant’s Series E Convertible Preferred Stock, par value $.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement related to its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIOLASE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”), particularly in Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the documents that we incorporate herein by reference, contain “forward-looking statements.” Such forward-looking statements include statements, predictions, or expectations regarding market opportunities, our plans for future products and services and enhancements of existing products and services, future market growth and our anticipated growth strategies, future demand for improved dental care and dental laser equipment, expansion of our international operations, compliance with laws and regulatory requirements, the impact of cost-saving measures and future decreases in expenses, statements regarding the effects of seasonality on revenue, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, anticipated use of proceeds from debt  or equity financing, use of working capital, plans to explore potential collaborations, potential acquisitions of products and technologies, effects of engineering and development efforts, plans to expand our field sales force, the development of distributor relationships, our ability to attract customers, the adequacy of our facilities, products and solutions from competitors, our ability to maintain product quality standards, protection of patents and other technology, the ability of third party payers to pay for costs of our products, limitations on capital expenditures, critical accounting policies and the impact of recent accounting pronouncements, recording tax benefits or other financial items in the future, plans, strategies, expectations, or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “outlook,” “potential,” “plan,” “seek” and similar expressions and variations or the negatives of these terms or other comparable terminology.

Forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information available to management as of the date on which this Form 10-K was filed with the Securities and Exchange Commission (the “SEC”) or as of the date on which the information incorporated by reference was filed with the SEC, as applicable, all of which are subject to change. Forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	doubt about our ability to continue as a going concern as of December 31, 2019;
•	the coronavirus outbreak, the effects of the COVID-19 pandemic and the actions taken to contain it;
•	losses that we have experienced for each of the past three years;
•	global economic uncertainty and volatility in financial markets;
•	inability to raise additional capital on terms acceptable to us;
•	our relationships with, and the efforts of, third-party distributors;
•	failure in our efforts to train dental practitioners or to overcome the hesitation of dentists and patients to adopt laser technologies;
•	inconsistencies between future data and our clinical results;
•	competition from other companies, including those with greater resources;
•	our inability to successfully develop and commercialize enhanced or new products that remain competitive with products or alternative technologies developed by others;
•	the inability of our customers to obtain third-party reimbursement for their use of our products;
•	limitations on our ability to use net operating loss carryforwards;
•	problems in manufacturing our products;
•	warranty obligations if our products are defective;
•	adverse publicity regarding our technology or products;
•	adverse events to our patients during the use of our products, regardless of whether caused by our products;

•	issues with our suppliers, including the failure of our suppliers to supply us with a sufficient amount or adequate quality of materials;
•	rapidly changing standards and competing technologies;
•	our inability to effectively manage and implement our growth strategies;
•	risks associated with operating in international markets, including potential liabilities under the Foreign Corrupt Practices Act (“FCPA”);
•	breaches of our information technology systems;
•	seasonality;
•	litigation, including the failure of our insurance policies to cover certain expenses relating to litigation and our inability to reach a final settlement related to certain litigation;
•	disruptions to our operations at our primary facility;
•	loss of our key management personnel or our inability to attract or retain qualified personnel;
•

risks and uncertainties relating to acquisitions, including difficulties integrating acquired businesses successfully into our existing operations and risks of discovering previously undisclosed liabilities;

•	continued failure to meet covenants in the Credit Agreement, dated as of November 9, 2018, (as amended from time to time, the “Credit Agreement”), by and between BIOLASE and SWK Funding, LLC;
•	interest rate risk, which could result in higher expense in the event of interest rate increases;
•	obligations to make debt payments under the Credit Agreement;
•	risks of foreclosure triggered by an event of default under the Credit Agreement;
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

Further information about factors that could materially affect the Company, including our results of operations, financial condition and stock price, is contained under the heading “Risk Factors” in Item 1A in this Form 10-K. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information, or changes to future results over time or otherwise.

PART I

Item 1.    Business

Overview

BIOLASE, Inc. (“BIOLASE” and, together with its consolidated subsidiaries, the “Company,” “we,” “our” or “us”) is  a leading provider of advanced laser systems for the dental industry. We develop, manufacture, market, and sell laser systems that provide significant benefits for dental practitioners and their patients. Our proprietary systems allow dentists, periodontists, endodontists, oral surgeons, and other dental specialists to perform a broad range of minimally invasive dental procedures, including cosmetic, restorative, and complex surgical applications. Our laser systems are designed to provide clinically superior results for many types of dental procedures compared to those achieved with drills, scalpels, and other conventional instruments. Potential patient benefits include less pain, fewer shots, faster healing, decreased fear and anxiety, and fewer appointments. Potential practitioner benefits include improved patient care and the ability to perform a higher volume and wider variety of procedures and generate more patient referrals.

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is the only effective, safe solution to preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We also offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 208 issued and 56 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through December 31, 2019, we sold over 41,000 laser systems in over 80 countries around the world, and we believe that Waterlase iPlus is the world’s best-selling all-tissue dental laser. We were originally formed as Societe Endo Technic, SA (“SET”) in 1984 in Marseilles, France, to develop and market various endodontic and laser products. In 1987, SET merged into Pamplona Capital Corp., a public holding company incorporated in Delaware. In 1994, we changed our name to BIOLASE Technology, Inc. and in 2012, we changed our name to BIOLASE, Inc. Since 1998, we have been the global leading innovator, manufacturer, and marketer of dental laser systems.

We also manufacture and sell consumable products and accessories for our laser systems. Our Waterlase and diode systems use disposable laser tips of differing sizes and shapes depending on the procedure being performed. We also market flexible fibers and hand pieces that dental practitioners replace after initially purchasing laser systems. For our Epic systems, we sell teeth whitening gel kits. During the year ended December 31, 2019, the sale of lasers accounted for approximately 60% of our total sales, and consumables, accessories, and services accounted for approximately 40% of our total sales.

We currently operate in a single reportable business segment. We had net revenues of $37.8 million, $46.2 million, and $46.9 million, in 2019, 2018, and 2017, respectively, and we had net losses of $17.9 million, $21.5 million, and $16.9 million for the same periods, respectively. We had total assets of $31.7 million and $38.5 million as of December 31, 2019 and 2018, respectively. As discussed below, our business in 2020 has been materially adversely affected by the novel coronavirus outbreak and the COVID-19 pandemic.

Recent Developments

Impact of Coronavirus (COVID-19) on Our Operations

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The novel coronavirus has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures have included dental office closures in Europe and the United States for all but emergency procedures. Our salespeople have been unable to call on dental customers during these closures. In addition, most dental shows and workshops scheduled in the first and second quarters of 2020 have been canceled. More than half of our sales each quarter typically occur in the last three weeks of the quarter. Given the dental office closures in Europe and the United States during the last three weeks of the first quarter of 2020, management anticipates a substantial decrease in sales for the quarter. As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from our operations during the first quarter of 2020 will be less than we anticipated. Moreover, there is no assurance that sales will return to normal levels during the second quarter of 2020 or at any time thereafter. As of the date of the filing of this annual report on Form 10-K, management is evaluating all options to conserve cash and to obtain additional debt or equity financing and/or enter into a collaborative arrangement or sale of assets, to permit the Company to continue operations. See Item 1A — “Risk Factors” for additional information regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.

Launch of Epic Hygiene

On December 9, 2019, the Company launched its new Epic Hygiene laser. The laser was granted Food and Drug Administration (FDA) clearance in December 2019.

Epic Hygiene is the Company’s latest innovation in proven Epic laser technology, which is designed to manage non-surgical periodontitis and increase clinical production. The system includes proven step-by-step clinical protocols, including pocket therapy and perio debridement, for implementation.

Epic Hygiene now gives dental hygienists the ability to offer dental laser technology to their patients, including minimally invasive and less painful treatments that are designed to allow for quicker procedures and faster recovery times. Each system includes hygiene specific training, turnkey practice guidebooks with step-by-step practice integration tips, as well as access to exclusive on-call Epic expert support, with clinicians to provide peer to peer support.

Deficiency Letter from NASDAQ

On December 3, 2019, BIOLASE received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the NASDAQ Stock Market, LLC (“NASDAQ”) notifying BIOLASE that it violated the continued listing requirements of NASDAQ listing rule 5550(a)(2). In accordance with NASDAQ rules, BIOLASE has been provided an initial period of 180 calendar days, or until June 1, 2020 (the “Compliance Date”), to submit a plan to regain compliance.

If BIOLASE does not regain compliance by the Compliance Date and is not eligible for an additional compliance period at that time, the Staff will provide written notification to BIOLASE that its common stock may be delisted. BIOLASE intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule.

Election of Additional Board Member

On November 14, 2019, BIOLASE’s board of directors elected Michael DiTolla to the Board.

Public Offering of Common Shares and Private Placement of Unregistered Preferred Shares

On October 29, 2019, BIOLASE consummated the sale of 7,820,000 shares of its common stock at a price to the public of $0.5750 per share in a public offering and in addition, granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,173,000 shares of common stock at the public offering price, less the underwriting discount.

On October 29, 2019, BIOLASE also sold to existing to investors affiliated with Jack W. Schuler and Oracle Investment Management, Inc., 69,565 unregistered shares of BIOLASE Series E Participating Convertible Preferred Stock (“Series E Preferred Stock”) at a price of $57.50 per share in a concurrent private placement. At the closing, BIOLASE received approximately $4.2 million in net proceeds from the common stock offering, after deducting the underwriting discount, and approximately $4.0 million in gross proceeds from the concurrent private placement, resulting in total net proceeds from the offering and private placement of approximately $8.2 million.

On November 5, 2019, the underwriters exercised their over-allotment option to purchase an additional 1,173,000 shares of BIOLASE common stock at a share price of $0.5750 per share for approximately $0.6 million in net proceeds, after deducting the underwriting discount.

Revolving Credit Facility

On October 28, 2019, BIOLASE entered into a loan and security agreement (the “Loan Agreement”) with Pacific Mercantile Bank, as lender (the “Lender”), which provides for a revolving line of credit (the “PMB Loan”) secured by substantially all of the Company’s assets, with a maximum principal amount of $3.0 million. Borrowings under the PMB Loan may be used for working capital. The PMB Loan matures on October 28, 2021, unless earlier terminated. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Revolving Credit Facility.”

Term Loan

On November 9, 2018, the Company initially entered into the Credit Agreement with SWK Funding LLC (“SWK”), pursuant to which the Company has borrowed $12.5 million (the “SWK Loan”).  The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. The Company subsequently amended the Credit Agreement (the “First Amendment”) to increase the total commitment under the Credit Agreement from $12.5 million to $15.0 million and to revise certain of the financial covenants.

On September 30, 2019, the Company agreed to further amend the Credit Agreement (the “Second Amendment”). The Second Amendment provides for a revolving loan facility, secured by a first lien security interest in the Company’s inventory and accounts receivable, with a maximum principal amount of $5 million. In addition, SWK agreed to waive the effect of the Company’s non-compliance with certain unencumbered liquid assets financial operating covenants as set forth in the Credit Agreement, and SWK agreed to forbear from exercising rights and remedies otherwise available to it in the event of such non-compliance through October 31, 2019, or earlier in the event that an additional equity or subordinated debt financing is consummated with gross proceeds of not less than $5 million, or in the event of a default under the Credit Agreement.

On November 6, 2019, the Company agreed to further amend the Credit Agreement. Pursuant to the Third Amendment, SWK granted the Company a waiver of the Company’s non-compliance with certain financial covenants in the Credit Agreement. Also pursuant to the Third Amendment, the Company and SWK agreed to (i) revise financial covenants to adjust minimum revenue and EBITDA levels and (ii) remove the automatic increase of the minimum liquidity requirement based on certain aggregate minimum revenue and EBITDA levels as of September 30, 2019 (which was added pursuant to the First Amendment). In connection with the Third Amendment, the Company consolidated the warrants issued to SWK on November 9, 2018 and May 7, 2019. The terms of the warrants issued to SWK were consolidated and the price adjusted to $1.00. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Term Loan.”

As of December 31, 2019, the Company was not in compliance with debt covenants and obtained a waiver as part of a Fourth Amendment to Credit Agreement (“Fourth Amendment”) in March 2020. We do not anticipate that we will regain compliance by March 31, 2020, therefore we reclassified the Term Loan from a long-term liability to a current liability in the consolidated balance sheets. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Term Loan.”

Industry Background

General

Dental procedures, including medical and cosmetic treatment, are performed on hard tissue, such as bone and teeth, and soft tissue, such as gum and other oral tissue.

An estimated one-third of the worldwide population avoids going to the dentist because of “dental anxiety or fear,” according to DentaVox. Such anxiety causes dental conditions, such as gum disease, to go under-diagnosed, under-treated, and under-managed. Due to the limitations associated with traditional and alternative dental instruments, we believe there is a large market opportunity for all-tissue dental laser systems that provide superior clinical outcomes, reduce the need to use anesthesia, help reduce trauma, pain, and discomfort associated with dental procedures, and increase patient acceptance for treatment protocols. We also believe there is a growing awareness among consumers globally of the value and importance of oral health and its connections to overall systemic health and wellness. The American Academy of Periodontology estimates that over 60 million people in the U.S. alone have periodontitis, and studies indicate a link between periodontitis and other health conditions such as heart disease, diabetes, and stroke.

As of 2018, according to the American Dental Association, there were 199,486 active private dental practitioners in the U.S. An April 2019 study published by Grandview Research estimated the global dental equipment market to be $7.7 billion in 2018 and projected it to grow at a compound annual rate of 4.5% through 2025. Factors cited contributing to the growth include rising demand for dental procedures, prevalence of dental disorders, a rising geriatric population, and demand for preventive, restorative, and surgical services. The study also highlighted that dental laser equipment is expected to be the fastest growing segment with compound annual growth of 6.8% over the forecast period. We believe that all-tissue laser systems have penetrated only 7% of U.S. dental practices and 1.4% worldwide, and we estimate a market opportunity in excess of $50 billion.

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

Our Products

Our laser systems can provide dental professionals with enhanced capabilities for minimally invasive treatment. Our product offering consists of the following:

Waterlase all-tissue laser systems.     Our all-tissue Waterlase dental laser systems currently consist of the new Waterlase Express, our flagship Waterlase iPlus, and the Waterlase MD and MDX. Each of these systems features proprietary laser crystal technology that produces energy with specific absorption and tissue interaction characteristics specifically designed for dental procedures. It is minimally invasive and can precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums and skin, without the heat, vibration, bleeding, or pressure associated with traditional dental treatments. By combining the laser light and water, our Waterlase systems can eliminate the need for anesthesia in most cases and result in faster healing times compared to traditional methods of treatment, both of which could lead to improved patient-reported outcomes.

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

Diode soft-tissue laser systems.    Our diode soft tissue laser systems currently consist of the Epic Hygiene, Epic Pro, Epic X, Epic 10 and iLase diode lasers that perform soft tissue, hygiene, cosmetic procedures, teeth whitening, and provide temporary pain relief. Epic X, Epic 10, and iLase systems feature our proprietary 940nm wavelength and Epic Pro features our proprietary 940nm plus 980nm wavelength with patented pulse technology called ComfortPulse, which is designed for added patient comfort. iLase was the first “personal” laser with no wires, footswitch, or cumbersome cables to manage. Epic 10 is a portable, powerful diode laser that facilitates clinical versatility with surgical, pain therapy, and whitening capabilities and provides an exceptional laser with an attractive value proposition. In December 2014, we introduced the Epic X diode laser, an enhanced soft tissue laser system featuring upgrades and improvements from our Epic 10. Epic Pro, released in 2016, is a soft-tissue diode laser with Super Thermal Pulse and Automatic Power Control features for enhanced patient comfort and clinical outcomes. The iLase, Epic X, Epic10, and Epic Pro are FDA-cleared in the United States, CE mark-approved in Europe, and approved for sale in more than 80 other countries for dental uses. In the United States, we also have regulatory clearance for dermatological, aesthetic, and other general surgery uses.

Our Epic Hygiene, which we introduced on December 9, 2019, is designed to manage non-surgical periodontitis and increase clinical production. The system includes proven step-by-step clinical protocols, including pocket therapy and perio debridement, for easy implementation.

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

We use an integrated approach to manufacturing, including the assembly of tips, laser hand pieces, fiber assemblies, laser heads, electro-mechanical subassembly, final assembly, and testing. We obtain components and subassemblies for our products from third-party suppliers, the majority of which are located in the United States. We generally purchase components and subassemblies from a limited group of suppliers through purchase orders. In general, we rely on these purchase orders and do not have written supply contracts with many of our key suppliers. Three key components used in our Waterlase system (power suppliers, laser crystals, and fiber components) are each supplied by separate single-source suppliers. In recent years, we have not experienced material delays from the suppliers of these three key components. However, an unexpected interruption from a single-source supplier could cause manufacturing delays, re-engineering, significant costs, and sales disruptions, any of which could have a material adverse effect on our operations. We regularly seek to identify and qualify alternate source suppliers for our key components, including but not limited to those noted above. There can be no assurance, however, that we will successfully identify and qualify an alternate source supplier for any of our key components or that we could enter into an agreement with any such alternate source supplier on terms acceptable to us.

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

The following table summarizes our net revenues by category for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

	Years Ended December 31,
	2019		2018		2017
Laser systems	$22,842	60.4%	$29,733	64.4%	$29,121	67.9%
Imaging systems	619	1.6%	1,694	3.7%	3,685	5.9%
Consumables and other	7,164	19.0%	8,287	18.0%	7,332	13.3%
Services	7,162	19.0%	6,429	13.9%	6,660	12.6%
Total products and services	37,787	100.0%	46,143	100.0%	46,798	99.7%
License fees and royalty	12	—%	12	0%	128	0.3%
Net revenue	$37,799	100.0%	$46,155	100.0%	$46,926	100.0%

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$22,814	$28,661	$29,296
International	$14,985	17,494	17,630
	$37,799	$46,155	$46,926

International revenue accounts for a significant portion of our total revenue and accounted for approximately 40%, 38%, and 38% of our net revenue in 2019, 2018, and 2017, respectively. No individual country outside the United States represented more than 10% of our net revenue during the years ended December 31, 2019, 2018, and 2017.

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

Customer Concentration.    We sell our products through our field sales force, agents, and distributors. For the years ended December 31, 2019, 2018, and 2017, sales to our largest distributor worldwide accounted for approximately 4%, 4%, and 4%, respectively, of our net revenue. We had no customers that represented over 10% of our total outstanding accounts receivable as of December 31, 2019, and we had one customer that represented more than 10% of our total outstanding accounts receivable as of December 31, 2018.

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

Engineering and Product Development

Engineering and product development activities are essential to maintaining and enhancing our business. We believe our engineering and product development team has demonstrated its ability to develop innovative products that meet evolving market needs. As of December 31, 2019, our engineering and product development group consists of 10 individuals with medical device or laser development experience, including one Ph.D. During the years ended December 31, 2019, 2018, and 2017, our engineering and product development expenses totaled approximately $4.8 million, $5.2 million, and $6.2 million, respectively. Our current engineering and product development activities are focused on developing new product platforms, improving our existing products and technology and extending our product range in order to provide dental practitioners and patients with new and improved protocols or procedures that are less painful and have clinically superior results. Some examples of the improvements we are pursuing for our laser systems include faster cutting speed, improved ease of use, less need for anesthesia, interconnectivity, and an expanded portfolio of consumable products for use with our laser systems. Our engineering and product development activities encompass both fundamental and applied fields. We seek to improve methods to perform clinical procedures through the use of new laser wavelengths, laser operation modes and accessories.

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

Intellectual Property and Proprietary Rights

We believe that to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patents, trademarks, trade secrets, copyrights and other intellectual property rights to protect our intellectual property. We have developed a patent portfolio internally, and to a lesser extent through acquisitions and licensing, that covers many aspects of our product offerings. As of December 31, 2019, we had approximately 208 issued patents and 56 pending patent applications in the United States, Europe and other countries. While we hold a variety of patents that cover a broad range of technologies and methods, the majority of these patents provide market protection for our core technologies incorporated in our laser systems and related accessories. Existing patents related to our core technology, which are at various stages of being incorporated into our products, are scheduled to expire as follows:  4 in 2020, with the majority of the remaining patents having expiration dates ranging from 2025 to 2036. With approximately 56 patent applications pending, we expect the number of new grants to exceed the number of patents expiring. We do not expect the expiration of the expired or soon-to-expire patents to have a material adverse effect on our business, financial condition, or results of operations.

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

Health Care Fraud and Abuse

As a medical device manufacturer, our operations and interactions with health care providers, including dentists, are subject to extensive laws and regulations imposed at the federal, state, and local level in the U.S., including, but not limited to, those discussed in this Form 10-K. In the U.S., there are federal and state anti-kickback statutes that generally prohibit the payment or receipt of kickbacks, bribes, or other remuneration in exchange for the referral of patients or other health-related business. For example, the federal Anti-Kickback Statute is a criminal statute that prohibits anyone from, among other things, knowingly and willfully offering, paying, soliciting, or receiving any bribe, kickback, or other remuneration intended to induce a referral for the furnishing of, or the purchase, order, or recommendation of, any item or service reimbursable under the Federal health care programs (“FHCPs”), including Medicare, Medicaid, and TRICARE. Recognizing that the federal Anti-Kickback Statute is broad and potentially applicable to many commonplace arrangements, the U.S. Congress and the Office of Inspector General (“OIG”) within the Department of Health and Human Services (“HHS”) have created statutory “exceptions” and regulatory “safe harbors” to the federal Anti-Kickback Statute. Exceptions and safe harbors exist for a number of arrangements relevant to our business, including, among other things, certain payments to bona fide employees, certain discount and rebate arrangements, and certain payment arrangements with health care providers, assuming all elements of the relevant exception/safe harbor have been satisfied. Although an arrangement that fits squarely into one or more of these exceptions or safe harbors generally will not be subject to prosecution, OIG has also cautioned in various contexts that even where each component of an arrangement has been structured to satisfy a safe harbor, the components, as part of an overall arrangement, may still violate the federal Anti-Kickback Statute. However, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the federal Anti-Kickback Statute. Rather, OIG and/or other government enforcement authorities will examine the facts and circumstances relevant to the specific arrangement to determine whether it involves the sorts of abuses that the statute was designed to combat. Violations of this federal law constitute a felony offense punishable by imprisonment, criminal fines of up to $25,000, civil fines of up to $74,792 per violation (as adjusted for annual inflation) and three times the amount of the unlawful remuneration, and exclusion from Medicare, Medicaid, and other FHCPs. Exclusion of a manufacturer like us would preclude any FHCP from paying for the manufacturer’s products. In addition, pursuant to the changes made by the Affordable Care Act, a claim resulting from a violation of the federal Anti-Kickback Statute may serve as the basis for a false claim under the federal Civil False Claims Act. Many states also have their own laws that parallel and implicate anti-kickback restrictions but may apply regardless of whether any FHCP business is involved. Federal and state anti-kickback laws may affect our sales, marketing and promotional activities, educational programs, pricing and discount practices and policies, and relationships with dental and medical providers by limiting the kinds of arrangements we may have with hospitals, alternate care market providers, physicians, dentists, and others in a position to purchase or recommend our products.

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

Employees

At December 31, 2019, the Company employed approximately 157 people. Our employees are not represented by any collective bargaining agreement, and we believe our employee relations are good.

Executive Officers of the Registrant

The executive officers of the Company are elected each year at the meeting of our Board, which follows the annual meeting of stockholders, and at other Board meetings, as appropriate.

At March 18, 2020, the executive officers of the Company were as follows:

Name	Age	Position
Todd A. Norbe	52	President and Chief Executive Officer
John R. Beaver	58	Executive Vice President and Chief Financial Officer

Todd A. Norbe joined the Board in June 2018 and was named President and Chief Executive Officer in August 2018. Prior to joining the Company as a Director in June 2018, Mr. Norbe was the President, North America of KaVo Kerr, a subsidiary of the Danaher Corporation, where he held executive leadership positions from 2006 to 2018, including President of Kerr North America, and Vice President and General Manager, Metrex Medical – Sybron Dental Specialties. Mr. Norbe holds a Bachelor of Science degree in Marketing from Bloomsburg University and a Master of Business Administration in Management from Fairleigh Dickinson University.

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

Additional Information

BIOLASE®, ZipTip®, ezlase®, eztips®, ComfortPulse®, Waterlase®, Waterlase Dentistry®, Waterlase Express®, iLase®, iPlus®, Epic®, Epic Pro®, Epic HygieneTM, WCLI®, World Clinical Laser Institute®, Waterlase MD®, Waterlase Dentistry®, and EZLase® are registered trademarks of BIOLASE, and Pedolase™ is a trademark of BIOLASE. All other product and company names are registered trademarks or trademarks of their respective owners.

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

RISK FACTORS

Investing in our common stock involves substantial risks. You should carefully consider the following risk factors before making an investment decision. Additional risks and uncertainties not presently known to us or that we presently consider to be immaterial could also adversely affect us. If any of those risks or uncertainties come to fruition, our business, financial condition, results of operations, cash flows, and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Operations

Although our consolidated financial statements have been prepared on a going concern basis, our management believe that our recurring losses and negative cash flows from operations and other factors, including the ongoing impact of the COVID-19 pandemic on our business, have raised substantial doubt about our ability to continue as a going concern as of December 31, 2019.

Our audited consolidated financial statements for the fiscal year ended December 31, 2019 were prepared on a going concern basis in accordance with generally accepted accounting principles in the United States. The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Thus, our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our recurring losses, negative cash flow, need for additional capital and the uncertainties surrounding our ability to raise such capital, raise substantial doubt about our ability to continue as a going concern. As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from our operations during the first quarter of 2020 will be less than we anticipated. Moreover, there is no assurance that sales will return to normal levels during the second quarter of 2020 or at any time thereafter. As of the date of the filing of this annual report on Form 10-K, management is evaluating all options to conserve cash and to obtain additional debt or equity financing and/or enter into a collaborative arrangement or sale of assets, to permit the Company to continue operations. Furthermore, in order for us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through distributors, establish profitable operations through increased sales, decrease expenses, generate cash from operations or raise additional funds when needed. We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through expansion of our product offerings, continuing to expand and develop our field sales force and distributor relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of our advanced medical technologies, and reducing expenses. If we are unable to raise additional capital, increase sales or reduce expenses we will be unable to continue to fund our operations, develop our products, realize value from our assets, or discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our common stock. In line with this, our independent registered public accounting firm included an explanatory paragraph in their report accompanying our consolidated financial statements for the year ended December 31, 2019.

The novel coronavirus outbreak and COVID-19 pandemic have already materially adversely affected, and are likely to continue to materially adversely affect, our business, results of operations and financial condition. In addition, similar risks related to health epidemics and other outbreaks or pandemics may adversely affect our business, results of operations and financial condition.

We face risks related to health epidemics and other outbreaks, including the global outbreak of the novel coronavirus and the disease caused by it, COVID-19. In the first quarter of 2020, the spread of the novel coronavirus has led to disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets. In addition, efforts to contain the COVID-19 pandemic have led to travel restrictions, prohibitions on public gatherings and closures of dental offices and clinics throughout much of Europe and the United States. As a result, most dental shows and workshops scheduled in the first and second quarters of 2020 have been canceled, and our salespeople have been unable to call on dental customers during such closures. We rely on sales of our products to generate cash, and to the extent that we are unable to sell our products due to efforts to contain COVID-19 or otherwise, our liquidity and capital resources have been, and will continue to be, materially adversely affected. In particular, closures near the end of a quarter (like those that occurred during March 2020) have a material adverse impact, given that more than half of our sales for each quarter typically occur during the last three weeks of the quarter. As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from our operations during the first quarter of 2020 will be less than we anticipated. Moreover, there is no assurance that sales will return to normal levels during the second quarter of 2020 or at any time thereafter. As of the date of the filing of this annual report on Form 10-K, management is evaluating all options to conserve cash and to obtain additional debt or equity financing and/or enter into a collaborative arrangement or sale of assets, to permit the Company to continue operations.

We have experienced net losses for each of the past three years and we could experience additional losses and have difficulty achieving profitability in the future.

We had an accumulated deficit of approximately $234.5 million at December 31, 2019. We recorded net losses of approximately $17.9 million, $21.5 million, and $16.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. In order to achieve profitability, we must increase net revenue through new sales and control our costs. Failure to increase our net revenue and decrease our costs could cause our stock price to decline and could have a material adverse effect on our business, financial condition, and results of operations.

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

We will need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we could be unable to execute our business plan.

As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from our operations during the first quarter of 2020 will be insufficient to fund continuing operations. As a result, we will need to raise additional funds through the issuance of equity or debt securities in the public or private markets, or through a collaborative arrangement or sale of assets. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for our business. Any future issuance of equity securities or securities convertible into equity securities could result in substantial dilution to our stockholders, and the securities issued in such a financing could have rights, preferences or privileges senior to those of our common stock. In addition, if we raise additional funds through debt financing, we could be subject to debt covenants that place limitations on our operations. We could not be able to raise additional capital on reasonable terms, or at all, or we could use capital more rapidly than anticipated. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers, we could lose revenue and market share and we may have to curtail our capital expenditures. The following factors, among others, could affect our ability to obtain additional financing on favorable terms, or at all:

•	our results of operations;
•	general economic conditions and conditions in the dental or medical device industries, including as a result of the COVID-19 pandemic and efforts to contain it;
•	the perception of our business in the capital markets;
•	our ratio of debt to equity;
•	our financial condition;
•	our business prospects; and
•	interest rates.

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

We rely on exclusive and non-exclusive third-party distributors for a portion of our sales in North America and a majority of our sales in countries outside of the U.S. For the fiscal years ended December 31, 2019, 2018, and 2017, revenue from distributors accounted for approximately 33%, 34%, and 32% of our total net revenue, respectively. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products, and we face significant challenges and risks in expanding, training, and managing our third-party distributors, particularly given their geographically dispersed operations. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations, and, regardless of the resources they commit, they may not be successful. From time to time, we may face competition or pricing pressure from one or more of our non-exclusive distributors in certain geographic areas where those distributors are selling inventory to the same customer base as us. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributor in a timely manner or on terms agreeable to us, if at all. If we are not able to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, or if we experience a significant reduction in, cancellation, or change in the size and timing of orders from our distributors, our revenues could decline significantly and lead to an inability to meet operating cash flow requirements, which would have a material adverse effect on our business, financial condition, and results of operations.

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

In order to grow our business, we must expand our manufacturing capabilities to produce the systems and accessories necessary to meet any demand we may experience. We could encounter difficulties in increasing the production of our products, including problems involving production capacity and yields, quality control and assurance, component supply, and shortages of qualified personnel. In addition, before we can begin commercial manufacture of our products, we must ensure our manufacturing facilities, processes, and quality systems, and the manufacture of our laser systems, comply with FDA regulations governing facility compliance, quality control, and documentation policies and procedures. In addition, our manufacturing facilities are subject to periodic inspections by the FDA, as well as various state agencies and foreign regulatory agencies. From time to time, we could expend significant resources in obtaining, maintaining, and addressing our compliance with these requirements. Our success will depend in part upon our ability to manufacture our products in compliance with the FDA’s Quality System Regulation and other regulatory requirements. We have experienced quality issues with components of our products supplied by third parties, and we could continue to do so. Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our product sales, cash collections from customers, and our ability to meet operating cash flow requirements, which could have a material adverse effect on our business, financial condition, and results of operations.

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

International sales comprise a significant portion of our net revenue, and we intend to continue to pursue and expand our international business activities. For the fiscal years ended December 31, 2019, 2018, and 2017, international sales accounted for approximately 40%, 38%, and 38% of our net revenue, respectively. Political, economic, and health conditions outside the United States, could make it difficult for us to increase our international revenue or to operate abroad. For example, efforts to contain the outbreak of COVID-19 in Asia and Europe included travel restrictions and closures of dental offices and clinics, significantly adversely impacting our international sales in the first quarter of 2020.

In addition, international operations are subject to many inherent risks, which could have a material adverse effect on our revenues and operating cash flow, including among others:

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

•	global economic, political, and social events, including international conflicts and acts of terrorism, including the recent outbreak of COVID-19.

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

Continued failure to meet covenants in the Credit Agreements with our debt agreements could result in acceleration of our payment obligations thereunder, and we may not be able to find alternative financing.

Under the Credit Agreement dated November 9, 2018 (as amended from time to time, the “Credit Agreement”), between BIOLASE, Inc. and SWK Funding, LLC (“SWK”), we are required to maintain a specified amount of consolidated unencumbered liquid assets as of the end of each fiscal quarter, generate minimum levels of revenue as of the end of each period specified in the Credit Agreement and maintain specified levels of consolidated EBITDA as of the end of each period specified in the Credit Agreement. Our ability to comply with these covenants may be affected by factors beyond our control. Pursuant to the terms and conditions of the Second Amendment to the Credit Agreement, dated as of September 30, 2019, between BIOLASE and SWK, SWK agreed to waive the BIOLASE’s non-compliance with the consolidated unencumbered liquid assets requirement for the quarter ended September 30, 2019, subject to the satisfaction of certain conditions prior to October 31, 2019. In connection with such amendment, SWK agreed that we could enter into a revolving loan facility in an amount up to $5,000,000 that would be secured by our inventory and accounts receivable, subject to the terms and conditions set forth in that amendment. On October 28, 2019, the Company entered into a loan and security agreement with Pacific Mercantile Bank (“PMB Loan”), which provides a revolving line of credit. The PMB Loan In addition, the Loan and Security Agreement dated October 28, 2019 (“PMB Loan”), between BIOLASE and Pacific Mercantile Bank requires the Company to maintain certain levels of liquidity and to raise at least $5.0 million through the sale of equity securities before December 31, 2019. In the fourth quarter of 2019, the Company consummated the sale of approximately 9.0 million shares of its common stock for gross proceeds of $5.2 million and the sale of approximately 70 shares of our Series E Convertible Preferred Stock for gross proceeds of approximately $4.0 million. Our ability to comply with the covenants in our debt agreements may be affected by factors beyond our control, including, without limitation, the impact of the COVID-19 pandemic and efforts taken to contain it. Pursuant to four separate amendments to the Credit Agreement, SWK has agreed to waive BIOLASE’s non-compliance with certain financial covenants in the Credit Agreement as of March 31, 2019, September 30, 2019, December 31, 2019 and March 31, 2020. We were not in compliance with the financial covenants in the Credit Agreement as of December 31, 2019, and we do not anticipate that we will regain compliance by March 31, 2020. In light of the recent uncertainty of the COVID-19 pandemic and its impact on our financial results, we reclassified the Term Loan from a long-term liability to a current liability in the consolidated balance sheets. There is no assurance that we will be able to obtain similar waivers of non-compliance in the future.

If we fail to comply with the covenants contained in the Credit Agreement or if the Required Lenders (as defined in the Credit Agreement) contend that we have failed to comply with these covenants or any other restrictions, it could result in an event of default under the Credit Agreement, which would permit or, in certain events, require SWK to declare all amounts outstanding thereunder to be immediately due and payable. There can be no assurances that we will be able to repay all such amounts or able to find alternative financing in an event of a default. Even if alternative financing is available in an event of a default under the Credit Agreement, it may be on unfavorable terms, and the interest rate charged on any new borrowings could be substantially higher than the interest rate under the Credit Agreement, thus adversely affecting cash flows, results of operations, and ultimately, our ability to meet operating cash flow requirements.

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

The restrictive covenants in the Credit Agreement and the PMB Loan and BIOLASE’s obligation to make debt payments under these loans may limit our operating and financial flexibility and may adversely affect the Company’s business, financial condition, and results of operations.

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

Such restrictive covenants in the Credit Agreement and the PMB Loan and our repayment obligations under the Credit Agreement could have adverse consequences to us, including:

•	limiting our ability to use cash;
•	limiting our flexibility in operating our business and planning for, or reacting to, changes in our business and our industry;
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

To secure the performance of our obligations under the Credit Agreement, we granted SWK security interests in substantially all of the assets of BIOLASE and certain of our foreign and domestic subsidiaries. In addition, the PMB Loan is secured by substantially all of the Company’s assets. We were not in compliance with the financial covenants in the Credit Agreement as of December 31, 2019, and we do not anticipate that we will regain compliance by March 31, 2020. Pursuant to four separate amendments to the Credit Agreement, SWK has agreed to waive BIOLASE’s non-compliance with certain financial covenants in the Credit Agreement as of March 31, 2019, September 30, 2019, December 31, 2019 and March 31, 2020. However, there is no assurance that we will be able to obtain similar waivers of non-compliance in the future. Our failure to comply with the terms of the Credit Agreement could result in an event of default thereunder. In that event, SWK will have the option to (and, in certain circumstances, will have the obligation to) foreclose on the assets of BIOLASE and certain of our subsidiaries pledged as collateral under the Credit Agreement or the other documents executed in connection with the Credit Agreement. The foreclosure on the Company’s assets could severely and negatively impact our business, financial condition, and results of operations.

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

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports, and current reports. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of the NASDAQ, expose us to lawsuits, and restrict our ability to access financing on favorable terms, or at all.

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

In 2019, we identified a material weakness in our internal control over financial reporting, specifically, our controls relating  to the accounting for our Series E Convertible Preferred Stock. During our review of the consolidated financial statements as of December 31, 2019, we determined that the classification of the Series E Convertible Preferred Stock on the consolidated balance sheet was incorrect and that due to the fact that the Series E Convertible Preferred Stock is redeemable at the control of the stockholder, it should have been classified as mezzanine equity pursuant to the accounting guidance in Accounting Standards Codification Topic 480 – “Distinguishing Liabilities from Equity,” and not a component of permanent equity.  We believe that these control deficiencies were a result of and misinterpretation of the terms and conditions of the Preferred Stock Agreement which led to the misclassification. The error was corrected and the material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, the Company’s management concluded that at December 31, 2019,  the Company’s internal control over financial reporting was not effective.

If we fail to remediate the material weakness in a timely manner or any failure to maintain compliance with the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could, negatively impact the trading price of our stock, and adversely affect investors’ confidence in the Company and our ability to access capital markets for financing.

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

Our future success depends, in part, on our ability to obtain and maintain patent protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others. We rely on patents to establish and maintain proprietary rights in our technology and products. We currently possess a number of issued patents and patent applications with respect to our products and technology. However, we cannot ensure that any additional patents will be issued, that the scope of any patent protection will be effective in helping us address our competition, or that any of our patents will be held valid if subsequently challenged. It is also possible that our competitors could independently develop similar or more desirable products, duplicate our products, or design products that circumvent our patents. The laws of foreign countries may not protect our products or intellectual property rights to the same extent as the laws of the United States. In addition, there have been recent changes in the patent laws and rules of the U.S. Patent and Trademark Office, and there could be future proposed changes that, if enacted, have a significant impact on our ability to protect our technology and enforce our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitive position could be adversely affected, and there could be a material adverse effect on sales, cash collections, and our ability to meet operating cash flow requirements.

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

If we develop new products and applications or make any significant modifications to our existing products or labeling, we will need to obtain additional regulatory clearances or approvals. Any modification that could significantly affect a product’s safety or effectiveness, or that would constitute a change in its intended use, will require a new FDA 510(k) clearance, or could require a premarket approval (“PMA”) application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA is obtained. If 510(k) clearance is denied and a PMA application is required, we could be required to submit substantially more data and conduct human clinical testing and would very likely be subject to a significantly longer review period.

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

We are directly or indirectly, through our customers, subject to extensive regulation by both the federal government and the states and foreign countries in which we conduct our business. The laws that directly or indirectly affect our ability to operate our business include, but are not limited to, the following:

•

the Federal Food, Drug, and Cosmetic Act, which regulates the design, testing, manufacture, labeling, marketing, distribution, and sale of prescription drugs and medical devices and which includes the Radiation Control for Health and Safety Act, under which the FDA has established reporting, recordkeeping, and performance requirements for laser products;

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
•

the Physician Payments Sunshine Act, which requires us to report annually to the CMS certain payments and other transfers of value we make to U.S.-licensed physicians, dentists, and teaching hospitals;

•

the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits companies and their intermediaries from paying anything of value to foreign officials to influence any decision of the foreign official in his/her official capacity or to secure any other improper advantage to obtain or retain business;

•	HIPAA and HITECH implementing regulations, which govern the use, disclosure, and safeguarding of PHI;
•	state privacy laws that protect the confidentiality of patient information;
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

On December 3, 2019, we received a deficiency letter from the Listing Qualifications Department of The NASDAQ stating that, for the preceding 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ pursuant to NASDAQ Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with NASDAQ rules,  we have been provided an initial period of 180 calendar days, or until June 1, 2020 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, the Staff will provide written notification to us that it complies with the Bid Price Rule.

If we do not regain compliance with the Bid Price Rule by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to provide written notice of our intention to cure the deficiency during the additional compliance period, by effecting a reverse stock split, if necessary, provided that it meets the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement.

If we do not regain compliance with the Bid Price Rule by the Compliance Date and are not eligible for an additional compliance period at that time, the Staff will provide written notification to us that our common stock may be delisted. At that time, we may appeal the Staff’s delisting determination to a NASDAQ Listing Qualifications Panel.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule. However, we may not regain compliance with the Bid Price Rule or any of the other NASDAQ continued listing requirements in the future.

If, in the future, we fail to comply with NASDAQ’s continued listing requirements, our common stock will be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. If we seek to implement a further reverse stock split in order to remain listed on NASDAQ, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock.

The liquidity and trading volume of our common stock could be low, and our ownership is concentrated.

The liquidity and trading volume of our common stock has at times been low in the past and could again be low in the future. If the liquidity and trading volume of our common stock is low, this could adversely impact the trading price of our shares, our ability to issue stock and our stockholders’ ability to obtain liquidity in their shares. The issuance of common stock by us in 2013, 2014, 2016, 2017 and 2019 involved a significant issuance of stock to a limited number of investors, significantly increasing the concentration of our share ownership in a few holders.

Two of our stockholders hold approximately 62% of our outstanding common stock, in the aggregate, as of December 31, 2019. Such stockholders also purchased Series E Preferred Stock in a private placement concurrent with our public offering of common stock. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. The concentration of ownership also contributes to the low trading volume and volatility of our common stock.

Our stock price has been, and could continue to be, volatile.

There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations could negatively affect the market price of our stock. The market price and volume of our common stock could fluctuate, and in the past has fluctuated, more dramatically than the stock market in general. During the 12 months ended December 31, 2019, the market price of our common stock has ranged from a high of $2.78 per share to a low of $0.47 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects or other factors. Some factors, in addition to the other risk factors identified above, that could have a significant effect on our stock market price include but are not limited to the following:

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

You could experience substantial dilution of your investment as a result of future sales of our equity, subsequent exercises of our outstanding warrants and options, or the future grant of equity by us.

As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from our operations during the first quarter of 2020 will be less than we anticipated. Moreover, there is no assurance that sales will return to normal levels during the second quarter of 2020 or at any time thereafter. As of the date of the filing of this annual report on Form 10-K, management is evaluating all options to conserve cash and to obtain additional debt or equity financing and/or enter into a collaborative arrangement or sale of assets, to permit the Company to continue operations. Moreover, we may choose to raise additional capital from time to time, even if we believe we have sufficient funds for our current or future operating plans. During 2019 we consummated an underwritten public offering of approximately 9.0 million shares of BIOLASE common stock and a private placement of 69,565 shares of our Series E Preferred Stock, resulting in net proceeds of approximately $7.8 million after deducting underwriter discounts and other fees and expenses. During 2017, we sold approximately 6.9 million shares of common stock in a rights offering and private placement with gross proceeds totaling approximately $22.5 million. During 2016, we sold approximately 1.8 million shares of common stock in private placements with gross proceeds totaling approximately $10.0 million. During 2014, we sold approximately 4.5 million shares of common stock in private placements with gross proceeds totaling approximately $52.0 million. To the extent that we raise additional funds through the future sale of equity or convertible securities, the issuance of such securities will result in dilution to our stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in the offering. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

In addition, you could experience substantial dilution of your investment as a result of subsequent exercises of outstanding warrants and outstanding options and vesting of restricted stock units issued as compensation for services performed by employees, directors, consultants, and others, warrants issued in past sales of our equity, or the grant of future equity-based awards. As of December 31, 2019, an aggregate of 6,613,000 shares of common stock were reserved for issuance under our equity incentive plans, 1,287,000 of which were subject to options outstanding as of that date at a weighted-average exercise price of $5.77 per share and 3,679,000 of which were subject to restricted stock units outstanding or expected to be issued under our leadership bonus program as of that date. Of the 4,966,000 stock options and restricted stock units outstanding, 1,033,000 stock options were vested and exercisable. In addition, as of December 31, 2019, 2,083,000 shares of our common stock were subject to warrants at a weighted-average exercise price of $6.30 per share and 500,000 shares were expected to be issued under our restricted stock agreement with CAO Group, Inc., relating to the Confidential Settlement Agreement, dated January 25, 2019, by and between BIOLASE and CAO Group, Inc. Additionally, the 69,565 shares of Series E Convertible Preferred Stock are convertible into 6,956,500 shares of our common stock if converted.  To the extent that outstanding warrants or options are exercised or the convertible preferred stock is converted, our existing stockholders could experience dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers could further dilute our stockholders’ interests in the Company.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2019, we owned or leased a total of approximately 60,000 square feet of space worldwide. We lease our corporate headquarters and manufacturing facility, which consists of approximately 57,000 square feet in Irvine, California. Our lease expires on June 30, 2020. For additional information, see Note 7 to the consolidated financial statements.

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

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against BIOLASE in the District of Utah alleging that BIOLASE’s ezlase dental laser infringes on U.S. Patent No. 7,485,116 (the “116 Patent”). On September 9, 2012, CAO amended its complaint, adding claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that BIOLASE issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The amended complaint sought injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. Until January 24, 2018, this lawsuit was stayed in connection with the USPTO proceedings relating to the 116 Patent, which proceedings ultimately culminated in a January 27, 2017 decision by the United States Court of Appeals for the Federal Circuit, affirming the findings of the Patent Trial and Appeal Board, which were generally favorable to the Company. On January 25, 2018, CAO moved for leave to file a second amended complaint to add certain claims, which filing the Company is not opposing. This matter was transferred to the Central District of California and consolidated with the matter described below.

On January 23, 2018, CAO filed a lawsuit against BIOLASE in the Central District of California alleging that BIOLASE’s diode lasers infringe on U.S. Patent Nos. 8,337,097, 8,834,497, 8,961,040 and 8,967,883. The complaint sought injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest.

On January 25, 2019 BIOLASE entered into a confidential settlement agreement with CAO, which provided that the lawsuits and claims (described above) were dismissed with prejudice with each party to bear its own costs and attorneys’ fees. See Note 7 to the consolidated financial statements for additional information.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “BIOL.”

As of March 18, 2020, the closing price of our common stock on the NASDAQ Capital Market was $0.41 per share, and the number of stockholders of record was 72. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our stock is held of record through brokerage firms in “street name.”

Dividend Policy

We intend to retain our available funds from earnings and other sources for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Additionally, we are prohibited from declaring and paying dividends under our Credit Agreement with SWK.  As a result, we do not anticipate paying any stock dividends in 2020. Our dividend policy may be changed at any time, and from time to time, by our Board. We did not pay or declare any dividends in 2019, 2018, or 2017.

Equity Compensation Plan Information

At our annual meeting of stockholders held on May 9, 2018, the Company’s stockholders approved the BIOLASE, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”), which was amended by Amendment No. 1 to the 2018 Plan, approved by the Company’s stockholders on September 21, 2018 and Amendment No. 2 to the 2018 Plan, approved by the Company’s stockholders on May 15, 2019. The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders. The 2018 Plan replaced the BIOLASE, Inc. 2002 Stock Incentive Plan, (as amended, the “2002 Plan”), with respect to future awards.

The 2002 Plan and the 2018 Plan are designed to attract and retain the services of individuals essential to the Company’s long-term growth and success. The following table summarizes information as of December 31, 2019 with respect to the shares of our common stock that may be issued upon exercise of options, warrants or rights under the 2002 Plan and the 2018 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and release of Restricted Stock Units	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column)*
Equity Compensation Plan Approved by Stockholders	4,597,000	5.94	424,101
Equity Compensation Plan Not Approved by Stockholders	—	—	—
Total	4,597,000	$5.94	424,101

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

Overview

We are  a leading provider of advanced laser systems for the dental industry. We develop, manufacture, market, and sell laser systems that provide significant benefits for dental practitioners and their patients. Our proprietary systems allow dentists, periodontists, endodontists, oral surgeons, and other dental specialists to perform a broad range of minimally invasive dental procedures, including cosmetic, restorative, and complex surgical applications. Our laser systems are designed to provide clinically superior results for many types of dental procedures compared to those achieved with drills, scalpels, and other conventional instruments. Potential patient benefits include less pain, fewer shots, faster healing, decreased fear and anxiety, and fewer appointments. Potential practitioner benefits include improved patient care and the ability to perform a higher volume and wider variety of procedures and generate more patient referrals.

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is the only effective, safe solution to preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We also offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 208 issued and 56 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through December 31, 2019, we sold over 41,000 laser systems in over 80 countries around the world. Contained in this total are approximately 13,400 Waterlase systems, including over 8,900 Waterlase MD, MDX, Express and iPlus systems.

Consistent with our goal to focus our energies on strengthening our leadership, and worldwide competitiveness and increasing the amount of attention we pay to our professional customers and their patients, we have made strategic personnel additions to our senior management team.

Recent Developments

Impact of Coronavirus (COVID-19) on Our Operations

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The novel coronavirus has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures have included dental office closures worldwide for all but emergency procedures, for the  most part. The ability of our salespeople to call on dental customers during these closures has been greatly limited. In addition, most dental shows and workshops scheduled in the first and second quarters of 2020 have been canceled. More than half of our sales each quarter typically occur in the last three weeks of the quarter. As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from our operations during the first quarter of 2020 will be less than we anticipated. Moreover, there is no assurance that sales will return to normal levels during the second quarter of 2020 or at any time thereafter. As of the date of the filing of this annual report on Form 10-K, management is evaluating all options to conserve cash and to obtain additional debt or equity financing and/or enter into a collaborative arrangement or sale of assets, to permit the Company to continue operations. See Item 1A — “Risk Factors” for additional information regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.

Launch of Epic Hygiene

On December 9, 2019, we launched its new Epic Hygiene laser. The laser was granted Food and Drug Administration (“FDA”)clearance in December 2019.

Epic Hygiene is our latest innovation in proven Epic laser technology, which is designed to manage non-surgical periodontitis and increase clinical production. The system includes proven step-by-step clinical protocols, including pocket therapy and perio debridement, for implementation.

Epic Hygiene gives dental hygienists the ability to offer dental laser technology to their patients, including minimally invasive and less painful treatments that are designed to allow for quicker procedures and faster recovery times. Each system includes hygiene specific training, turnkey practice guidebooks with step-by-step practice integration tips, as well as access to exclusive on-call Epic expert support, with clinicians to provide peer to peer support.

Election of Additional Board Member

On November 14, 2019, BIOLASE’s board of directors (the “Board”) elected Michael DiTolla to the Board.   Pursuant to the terms of the 2018 Plan, upon his election to our Board, Dr. DiTolla received an automatic award of 98,378 restricted stock units, which fully vest on May 15, 2020. Upon vesting, each unit will be settled with one share of BIOLASE common stock.

Public Offering of Common Shares and Private Placement of Unregistered Preferred Shares

On October 29, 2019, we consummated the sale of 7,820,000 shares of its common stock at a price to the public of $0.5750 per share in a public offering and in addition, granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,173,000 shares of common stock at the public offering price, less the underwriting discount.

On October 29, 2019, BIOLASE also sold to existing investors affiliated with Jack W. Schuler and Oracle Investment Management, Inc., 69,565 unregistered shares of BIOLASE Series E Participating Convertible Preferred Stock (“Series E Preferred Stock”) at a price of $57.50 per share in a concurrent private placement. At the closing, BIOLASE received approximately $4.2 million in net proceeds from the common stock offering, after deducting the underwriting discount, and approximately $4.0 million in gross proceeds from the concurrent private placement, resulting in total net proceeds from the offering and private placement of approximately $8.2 million.

On November 5, 2019, the underwriters exercised their over-allotment option to purchase an additional 1,173,000 shares of common stock at a share price of $0.5750 per share for approximately $0.6 million in net proceeds, after deducting the underwriting discount.

Term Loan

On November 9, 2018, the we initially entered into the Credit Agreement with SWK Funding LLC (“SWK”), pursuant to which we borrowed $12.5 million (the “SWK Loan”). Our obligations under the Credit Agreement are secured by substantially all of our assets. We subsequently amended the Credit Agreement (the “First Amendment”) to increase the total commitment under the Credit Agreement from $12.5 million to $15.0 million and to revise certain of the financial covenants. In connection with the Credit Agreement, we issued warrants to SWK (the “SWK Warrants”) on November 9, 2018 to purchase up to 372,023 shares of BIOLASE common stock and on May 7, 2019, to purchase up to 115,175 shares of BIOLASE common stock. The SWK Warrants were immediately exercisable and expire 7 years after the applicable issuance date. The exercise price of the SWK Warrants issued on November 9, 2018 is $1.34, and the exercise price of the SWK Warrants issued on May 7, 2019 is $2.17, both of which were based on the average closing price of BIOLASE common stock for the ten trading days immediately preceding the applicable issuance date.

On September 30, 2019, we agreed to further amend the Credit Agreement (the “Second Amendment”). The Second Amendment provides for a revolving loan facility, secured by a first lien security interest in the our inventory and accounts receivable, with a maximum principal amount of $5 million. In addition, SWK agreed to waive the effect of the our non-compliance with certain unencumbered liquid assets financial operating covenants as set forth in the Credit Agreement, and SWK agreed to forbear from exercising rights and remedies otherwise available to it in the event of such non-compliance through October 31, 2019, or earlier in the event that an additional equity or subordinated debt financing is consummated with gross proceeds of not less than $5 million, or in the event of a default under the Credit Agreement. In connection with the amendment, we paid to SWK loan origination and other fees of approximately $0.1 million payable in cash and approximately $0.2 million in additional SWK Warrants to purchase BIOLASE common stock.

On November 6, 2019, the we agreed to further amend the Credit Agreement (“Third Amendment”). Pursuant to the Third Amendment, SWK granted us a waiver of our non-compliance with certain financial covenants in the Credit Agreement. Also pursuant to the Third Amendment, we and SWK agreed to (i) revise financial covenants to adjust minimum revenue and EBITDA levels and (ii) remove the automatic increase of the minimum liquidity requirement based on certain aggregate minimum revenue and EBITDA levels as of September 30, 2019 (which was added pursuant to the First Amendment). In connection with the Third Amendment, we consolidated the SWK Warrants and adjusted the price to $1.00 per share issued to SWK on November 9, 2018 and May 7, 2019.

As of December 31, 2019, we were not in compliance with debt covenants and obtained a waiver as part of a Fourth Amendment to Credit Agreement (“Fourth Amendment”) in March 2020. We do not anticipate that we will regain compliance by March 31, 2020, we reclassified the term loan balance to a current liability in the consolidated balance sheets. Additionally, there was uncertainty surrounding the impact of COVID-19 on our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Term Loan.”

Revolving Credit Facility

On October 28, 2019, we entered into a loan and security agreement (the “Loan Agreement”) with Pacific Mercantile Bank, as lender (the “Lender”), which provides for a revolving line of credit (the “PMB Loan”). Borrowings under the PMB Loan may be used for working capital. The PMB Loan matures on October 28, 2021, unless earlier terminated. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources – Revolving Credit Facility.”

Deficiency Letter from NASDAQ

On December 3, 2019, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the NASDAQ Stock Market, LLC (“NASDAQ”) notifying BIOLASE that it violated the continued listing requirements of NASDAQ listing rule 5550(a)(2). In accordance with NASDAQ rules, BIOLASE has been provided an initial period of 180 calendar days, or until June 1, 2020 (the “Compliance Date”), to submit a plan to regain compliance.

If BIOLASE does not regain compliance by the Compliance Date and is not eligible for an additional compliance period at that time, the Staff will provide written notification to BIOLASE that its common stock may be delisted. BIOLASE intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance.

Ability to Continue as a Going Concern

2019 was a year of continued transformation for us, positioning ourselves to further execute on our strategic goals of returning BIOLASE to a successful growing company and continuing as the clear worldwide industry leader in the dental laser segment. Although we made improvements throughout the year, it will take time for the financial statements to reflect the changes and as such, for the three years ended December 31, 2019 we have reported recurring losses from operations and have not generated cash from operations. Our level of cash used in operations, the potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital or to service our existing debt, raise substantial doubt about our ability to continue as a going concern. As a result, the opinion we have received from our independent registered public accounting firm, on our consolidated financial statements, contains an explanatory paragraph stating that there is a substantial doubt regarding our ability to continue as a going concern.

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

As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from our operations during the first quarter of 2020 will be less than we anticipated. Moreover, there is no assurance that sales will return to normal levels during the second quarter of 2020 or at any time thereafter. As of the date of the filing of this annual report on Form 10-K, management is evaluating all options to conserve cash and to obtain additional debt or equity financing and/or enter into a collaborative arrangement or sale of assets, to permit the Company to continue operations. If we become unable to continue as a going concern, we may have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our common stock.

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

Revenue Recognition. Revenue for sales of products and services is derived from contracts with customers. The products and services promised in customer contracts include delivery of laser systems, imaging systems, and consumables as well as certain ancillary services such as product training and support for extended warranties. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract and vary according to the arrangement. Because the customer typically agrees to a stated rate and price in the contract that does not vary over the life of the contract, our contracts do not contain variable consideration.  We establish a provision for estimated warranty expense. For further information on warranty, see the discussion under “Warranty Cost” below.

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

Revenue from products and services transferred to customers at a single point in time accounted for 81%, 86% and 85% of net revenue for the years ended December 31, 2019, 2018, and 2017, respectively. The majority of the revenue recognized at a point in time is for the sale of laser systems, imaging systems, and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 19%, 14%, and 15% of net revenue for the years ended December 31, 2019, 2018, and 2017, respectively. The majority of our revenue that is recognized over time relates to training and extended warranties.

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

Accounting for Stock-Based Payments.   Stock-based compensation expense is estimated at the grant date of the award, is based on the fair value of the award and is recognized ratably over the requisite service period of the award. For restricted stock units we estimate the fair value of the award based on the number of awards and the fair value of our common stock on the grant date and apply an estimated forfeiture rate. For stock options, we estimate the fair value of the option award using the Black-Scholes option pricing model. This option-pricing model requires us to make several assumptions regarding the key variables used to calculate the fair value of its stock options. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their grant dates. Since July 1, 2005, we have used a dividend yield of zero, as we do not intend to pay cash dividends on our common stock in the foreseeable future. The most critical assumptions used in calculating the fair value of stock options are the expected life of the option and the expected volatility of our common stock. The expected life is calculated in accordance with the simplified method, whereby for service-based awards, the expected life is calculated as a midpoint between the vesting date and expiration date. We use the simplified method, as there is not a sufficient history of share option exercises. We believe the historic volatility of our common stock is a reliable indicator of future volatility, and accordingly, a stock volatility factor based on the historical volatility of our common stock over a lookback period of the expected life is used in approximating the estimated volatility of new stock options. Compensation expense is recognized using the straight-line method for all service-based employee awards and graded amortization for all performance-based awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations. Forfeitures are estimated at the time of the grant and revised in subsequent periods as actual forfeitures differ from those estimates. During the year ended December 31, 2019, we applied a forfeiture rate of 10.0% and 48.73% to awards granted to executives and employees, respectively,

Valuation of Inventory.    Inventory is valued at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. We periodically evaluate the carrying value of inventory and maintain an allowance for excess and obsolete inventory to adjust the carrying value as necessary to the lower of cost or net realizable value. We evaluate quantities on hand, physical condition, and technical functionality, as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. Unfavorable changes in estimates of excess and obsolete inventory would result in an increase in cost of revenue and a decrease in gross profit.

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

Valuation of Goodwill and Other Intangible Assets.    Goodwill and other intangible assets with indefinite lives are not subject to amortization but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill as of June 30, 2019 and concluded there had been no impairment in goodwill. We closely monitor our stock price and market capitalization and perform such analysis when events or circumstances indicate that there may have been a change to the carrying value of those assets.

Warranty Cost.    We provide warranties against defects in materials and workmanship of our laser systems for specified periods of time. For the years ended December 31, 2019, 2018, and 2017 laser systems sold were covered by our warranty for a period of up to two years from the date of sale by us or the distributor to the end-user. In 2017, for Waterlase systems sold domestically and purchased in 2017 or later, we decreased the warranty period from two years to one year. Laser systems sold internationally were covered by our warranty for a period of up to 28 months from the date of sale to the international distributor.  Estimated warranty expenses are recorded as an accrued liability with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long-term warranty accrual. Our overall accrual is based on our historical experience and our expectation of future conditions, taking into consideration the location and type of customer and the type of laser, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. Additional factors that may impact our warranty accrual include changes in the quality of materials, leadership and training of the production and services departments, knowledge of the lasers and workmanship, training of customers, and adherence to the warranty policies. Additionally, an increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the accrual and a decrease in gross profit. We offer extended warranties on certain imaging products. However, all imaging products are initially covered by the manufacturer’s warranties.

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

Income Taxes.    Based upon our operating losses during 2019, 2018, and 2017 and the available evidence, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2019 will not be realized in the near term. Consequently, we have established a valuation allowance against our net deferred tax asset totaling approximately $53.2 million and $46.9 million as of December 31, 2019 and 2018, respectively. In this determination, we considered factors such as our earnings history, future projected earnings, and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

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

Results of Operations

The following table sets forth certain data from our operating results for each of the years ended December 31, 2019, 2018, and 2017, expressed in thousands and as percentages of revenue:

	Years Ended December 31,
	2019		2018		2017
Products and services revenue	$37,787	100.0%	$46,143	100.0%	$46,798	99.7%
License fees and royalty revenue	12	—%	12	—%	128	0.3%
Net revenue	37,799	100.0%	46,155	100.0%	46,926	100.0%
Cost of revenue	23,511	62.2%	29,260	63.4%	31,800	67.8%
Gross profit	14,288	37.8%	16,895	36.6%	15,126	32.2%
Operating expenses:
Sales and marketing	14,396	38.1%	18,121	39.3%	16,718	35.6%
General and administrative	10,748	28.4%	11,771	25.5%	9,712	20.7%
Engineering and development	4,765	12.6%	5,203	11.3%	6,229	13.3%
Disposal of internally developed software	—	—%	1,185	2.6%	505	1.1%
Loss on patent litigation settlement	—	—%	1,500	3.2%	—	—%
Total operating expenses	29,909	79.1%	37,780	81.9%	33,164	70.7%
Loss from operations	(15,621)	(41.3)%	(20,885)	(45.2)%	(18,038)	(38.5)%
Non-operating (loss) gain, net	(2,278)	(6.0)%	(568)	(1.2)%	605	1.3%
Loss before income tax provision	(17,899)	(47.4)%	(21,453)	(46.5)%	(17,433)	(37.2)%
Income tax provision (benefit)	(44)	(0.1)%	63	0.1%	(582)	(1.2)%
Net loss	$(17,855)	(47.2)%	$(21,516)	(46.6)%	$(16,851)	(36.0)%

The following table summarizes our net revenues by category for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

	Years Ended December 31,
	2019		2018		2017
Laser systems	$22,842	60.4%	$29,733	64.4%	$29,121	62.0%
Imaging systems	619	1.6%	1,694	3.7%	3,685	7.9%
Consumables and other	7,164	19.0%	8,287	18.0%	7,332	15.6%
Services	7,162	19.0%	6,429	13.9%	6,660	14.2%
Total products and services	37,787	100.0%	46,143	100.0%	46,798	99.7%
License fees and royalty	12	—%	12	—%	128	0.3%
Net revenue	$37,799	100.0%	$46,155	100.0%	$46,926	100.0%

Non-GAAP Disclosure

In addition to the financial information prepared in conformity with GAAP, we provide certain historical non-GAAP financial information. Management believes that these non-GAAP financial measures assist investors in making comparisons of period-to-period operating results and that, in some respects, are indicative of our ongoing core performance.. In 2019, we revised our non-GAAP financial measures to include the change in allowance for doubtful accounts in an effort to better align Adjusted EBITDA with our loan covenants and how management evaluates business performance. Prior year non-GAAP disclosures have been revised to conform to the current definition of Adjusted EBITDA.

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation and amortization, stock-based compensation and allowance for doubtful accounts. Management uses adjusted EBITDA in its evaluation of the our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by us may be different from similarly named non-GAAP financial measures used by other companies.

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Years Ended December 31,
	2019	2018	2017
GAAP net loss attributable to common stockholders	$(17,855)	$(21,516)	$(20,829)
Deemed dividend on convertible preferred stock	—	—	3,978
GAAP net loss	$(17,855)	$(21,516)	$(16,851)
Adjustments:
Interest expense (income), net	2,157	510	(42)
Income tax provision (benefit)	(44)	63	(582)
Depreciation and amortization	982	945	1,203
Disposal of internally developed software	—	1,185	505
Loss on patent litigation settlement	—	1,500	—
Stock-based and other non-cash compensation	2,742	2,768	2,207
Change in allowance for doubtful accounts	1,695	—	—
Adjusted EBITDA	$(10,323)	$(14,545)	$(13,560)

Comparison of Results of Operations

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Net Revenue.    Net revenue for the year ended December 31, 2019 was $37.8 million, a decrease of $8.4 million, or 18%, as compared with net revenue of $46.2 million for the year ended December 31, 2018. Domestic revenues were $22.8 million, or 60% of net revenue, for the year ended December 31, 2019 compared to $28.7 million, or 62% of net revenue, for the year ended December 31, 2018. International revenues for year ended December 31, 2019 were $15.0 million, or 40% of net revenue, compared to $17.5 million, or 38% of net revenue for year ended December 31, 2018. Given the recent dental office closures, we expect our first quarter for the year ended December 31, 2020, to be lower.

The decrease in year-over-year net revenue primarily resulted from decreases in domestic sales due to open sales territories, which were the result of strategic decisions we made to realign a significant portion of our U.S. sales force and change the culture through increased transparency and accountability.  As of result of these decisions, we had approximately one-third of our sales territories open.

Laser system net revenues decreased by approximately $6.9 million, or 23%, for the year ended December 31, 2019 compared to the same period in 2018. The laser systems revenue decrease was driven by a 28% decrease in domestic revenue and a 18% decrease in international revenue. The decrease in domestic revenue was primarily due to the open sales territories discussed above.

Imaging system net revenue decreased by approximately $1.0 million, or 63%, for the year ended December 31, 2019 as compared to the same period in 2018 and is due to our decision in 2018 to exit this business.

Consumables and other net revenue, which includes products such as disposable tips and shipping revenue, decreased approximately $1.1 million, or 14%, for the year ended December 31, 2019, as compared to the same period in 2018. The decrease was driven primarily by the drop in total net revenue for the year ended December 31, 2019 as compared to the same period in 2018.

Cost of Revenue.    Cost of revenue decreased by $5.7 million, or approximately 20%, to $23.5 million, or 62% of net revenue for the year ended December 31, 2019, compared to cost of revenue of $29.3 million, or 63% of net revenue, for the same period in 2018. The decrease in cost of revenue for the year ended December 31, 2019 as compared to the same period in 2018 is primarily due to the decline is sales for the year ended December 31, 2019.

Gross Profit.    Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the year ended December 31, 2019 was $14.3 million, or 38% of net revenue, a decrease of approximately $2.6 million, or 15%, as compared with gross profit of $16.9 million, or 37% of net revenue, for the same period in 2018. The decrease in gross profit is commensurate with the decline in sales, while the increase in gross profit percentage was primarily due to our continued efforts at cost reduction.

Operating Expenses.    Operating expenses for the year ended December 31, 2019 were $29.9 million, or 79% of net revenue, a decrease of approximately $7.9 million, or 21%, as compared with $37.8 million, or 82% of net revenue, for the same period in 2018. See the following expense categories for further explanations.

Sales and Marketing Expense.    Sales and marketing expense for the year ended December 31, 2019 decreased by $3.7 million, or 21%, to $14.4 million, or 38% of net revenue, as compared with $18.1 million, or 39% of net revenue, during the year ended December 31, 2018. The decrease for the year ended December 31, 2019 was primarily a result of decreases in payroll and consulting-related expense of $2.4 million primarily due to lower headcount from the open territories, advertising and marketing expense of $0.5 million as we continued to use more digital media, other including travel and entertainment expenses of $0.6 million, and sales commission of $0.2 million.

General and Administrative Expense.    General and administrative expense for the year ended December 31, 2019 decreased by $1.0 million, or 9%, to $10.7 million, or 28% of net revenue, as compared with $11.8 million, or 25.5% of net revenue, for the same period in 2018. The decrease in general and administrative expense was primarily due to decreases in patent and legal expense of $1.4 million, payroll and consulting-related expense of $0.6 million, other expenses including bank fees of $0.3 million, offset by an increase in provision for doubtful accounts of $1.2 million, as compared to the same period in 2018. The increase in the provision for doubtful accounts relates to balances owed from our distributor in China. We do not expect similar increases in our allowance for doubtful accounts going forward, however, as previously discussed, there were uncertainties surrounding the impact of the COVID-19 pandemic on our financial results that we are not reasonably able to predict. We expect general and administrative expenses to decrease as a percentage of revenue in 2020 primarily due to decreased legal expenses.

Engineering and Development Expense.    Engineering and development expense for the year ended December 31, 2019 decreased by $0.4 million, or 8%, to $4.8 million, or 13% of net revenue, as compared with $5.2 million, or 11% of net revenue, for the same period in 2018. The decrease was primarily related to decreased payroll and consulting-related expense of $0.2 million, and operating supplies expense of $0.2 million as compared to the same period in 2018. We expect to continue our investment in engineering and development activity. However, our primary focus will be on our sales and marketing efforts. Therefore, we expect engineering and development expenses to decrease as a percentage of revenue in 2019.

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions.    We recognized a $0.1 million loss on foreign currency transactions for the year ended December 31, 2019 compared to a $0.1 million loss for the same period in 2018, due to exchange rate fluctuations primarily between the U.S. dollar and the Euro.

Interest Income (Expense), Net.    Net interest expense increased by $1.7 million to $2.2 million for the year ended December 31, 2019 compared to $0.5 million of net interest expense for the same period in 2018. The increase in interest expense was the result of the interest relating to the SWK Loan we entered into in 2018.

Provision (benefit) for Income Taxes.    Our provision for income taxes was a benefit of $44,000 for the year ended December 31, 2019, an increase of $0.1 million as compared with our provision for income taxes of $63,000 for the same period in 2018. The decrease in our provision for 2019 is primarily due to the release of our valuation allowance against our deferred tax asset in our European subsidiary.

Net Loss.    For the reasons stated above, our net loss was $17.9 million for the year ended December 31, 2019 compared to a net loss of $21.5 million for the same period in 2018. The decrease in net loss of approximately $3.7 million, or 17%, was primarily due to the decline in operating expenses.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Net Revenue.    Net revenue for the year ended December 31, 2018 was $46.2 million, a decrease of $0.8 million, or 2%, as compared with net revenue of $46.9 million for the year ended December 31, 2017. Domestic revenues were $28.7 million, or 62% of net revenue, for the year ended December 31, 2018 compared to $29.3 million, or 62% of net revenue, for the same period in 2017. International revenues for the year ended December 31, 2018 were $17.5 million, or 38% of net revenue, compared to $17.6 million, or 38% of net revenue for the same period in 2017.

The decrease in year-over-year net revenue resulted from decreases in worldwide imaging systems, services, and royalty revenue and was partially offset by increases of 2% and 13% in worldwide laser system and consumables and other revenue, respectively.

Laser system net revenues increased by approximately $0.6 million, or 2%, for the year ended December 31, 2018 compared to the same period in 2017. The laser systems revenue increase was driven by a 7% increase in domestic revenue which was partially offset by 3% decline in international revenue. The increase in domestic laser revenues is primarily due to our increased sales efforts in our model markets as well as the rest of the U.S.

Imaging system net revenue decreased by approximately $2.0 million, or 54%, for the year ended December 31, 2018 compared the same period in 2017. This decrease was primarily driven by a one-time study club purchase in 2017 and our renewed focus on laser sales in 2018.

Consumables and other net revenue, which includes products such as disposable tips and shipping revenue, increased approximately $1.0 million, or 13%, for the year ended December 31, 2018, as compared to the same period in 2017. The increase in consumables and other net revenue was primarily driven by an increase of approximately 12% in domestic sales, which is attributed to our growing laser customer base.

License fees and royalty revenue decreased by approximately $0.1 million or 91%, for the year ended December 31, 2018 compared to the same period in 2017 primarily due to winding down of the previously disclosed Fotona Proizvodnja Optoelektronskih Naprav D.D. and Fotona LLC intellectual property litigation.

Cost of Revenue.    Cost of revenue decreased by $2.5 million, or approximately 8%, to $29.3 million, or 63% of net revenue for the year ended December 31, 2018, compared to cost of revenue of $31.8 million, or 68% of net revenue, for the same period in 2017. The decrease in cost of revenue for the year ended December 31, 2018 as compared to the same period in 2017 is primarily due to product mix. For the year ended December 31, 2018, we sold fewer imaging systems which have lower profit margin leading to an overall decline in cost of revenue as a percentage of revenue from the same period in 2017.

Gross Profit.    Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the year ended December 31, 2018 was $16.9 million, or 37% of net revenue, an increase of approximately $1.8 million, or 12%, as compared with gross profit of $15.1 million, or 32% of net revenue, for the same period in 2017. The increase in gross profit reflects new customer growth and a favorable change in product mix with an increase in laser sales, which have higher average selling prices and higher profit margins than our other product offerings.

Operating Expenses.    Operating expenses for the year ended December 31, 2018 were $37.8 million, or 82% of net revenue, an increase of approximately $4.6 million, or 14%, as compared with $33.2 million, or 71% of net revenue, for the same period in 2017. See the following expense categories for further explanations.

Sales and Marketing Expense.    Sales and marketing expense for the year ended December 31, 2018 increased by $1.4 million, or 8%, to $18.1 million, or 39% of net revenue, as compared with $16.7 million, or 36% of net revenue, during the same period in 2017. The increase for the year ended December 31, 2018 was primarily a result of increases in payroll and consulting-related expense of $0.7 million, advertising and marketing expense of $0.4 million, share-based compensation of $0.3 million and commissions of $0.1 million; the increases were partially offset by a decrease in convention related costs of $0.3 million.

General and Administrative Expense.    General and administrative expense for the year ended December 31, 2018 increased by $2.0 million, or 21%, to $11.8 million, or 25% of net revenue, as compared with $9.7 million, or 21% of net revenue, for the same period in 2017. The increase in general and administrative expense was primarily due to increases in patent and legal expense of $0.9 million, payroll and consulting-related expense of $0.5 million, provision for doubtful accounts of $0.4 million, and other general expenses of $0.2 million, while share-based compensation was consistent with the same period in 2017.

Engineering and Development Expense.    Engineering and development expense for the year ended December 31, 2018 decreased by $1.0 million, or 16%, to $5.2 million, or 11% of net revenue, as compared with $6.2 million, or 13% of net revenue, for the same period in 2017. The decrease was primarily related to decreased payroll and consulting-related expense of $0.4 million and decreased supplies expense of $0.4 million. The decrease in payroll and consulting-related expense resulted primarily from decreased salaries and wages of $0.3 million. The decrease in supplies expense resulted primarily from decreased operating supplies of $0.3 million.

Disposal of internally developed software.  For the year ended December 31, 2018, we recognized a $1.2 million loss on disposal of internally developed software costs.  During 2018, it was determined that capitalized website development costs were impaired due to the fact that further development of the tools would not be pursued. For the same period in 2017, we recognized a $0.5 million loss on disposal of internally developed software resulting from our decision to stop implementation of a new ERP system.

Loss on patent litigation settlement.   For the year ended December 31, 2018, we recognized a contingent loss of $1.5 million relating to the patent litigation claim with CAO. Under a confidential settlement agreement, CAO agreed to dismiss with prejudice the previously-disclosed lawsuits filed by CAO against BIOLASE and grant BIOLASE a non-exclusive, non-transferable (except as provided in such confidential settlement agreement), royalty free, fully paid, worldwide license to the licensed patents for use in the licensed products that were the subject of the litigation. BIOLASE agreed to pay $500,000 in cash and 500,000 restricted shares of our common stock, which will vest on December 31, 2021. If upon December 31, 2021, the fair value of the shares issued to CAO is less than $1 million, BIOLASE will pay the difference between the value of the stock on December 31, 2021 and $1 million in cash.

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions.    We recognized a $0.1 million loss on foreign currency transactions for the year ended December 31, 2018 compared to a $0.5 million gain for the same period in 2017, due to exchange rate fluctuations primarily between the U.S. dollar and the Euro.

Interest Income (Expense), Net.    Net interest expense increased by $0.6 million to $0.5 million for the year ended December 31, 2018 compared to $0.1 million of net interest income for the same period in 2017. The increase in interest expense was the result of $0.3 million in interest relating to the SWK Loan and interest expense of $0.2 million relating to our Business Financing Agreement with Western Alliance Bank. We repaid the borrowings under our Business Financing Agreement in the fourth quarter of For the year ended December 31, 2018 with the proceeds from the SWK Loan.

Provision (benefit) for Income Taxes.    Our provision for income taxes was $0.1 million for the year ended December 31, 2018, an increase of $0.7 million as compared with our benefit for income taxes of $0.6 million for the same period in 2017. The increase in our provision for 2018 is primarily due to the one-time impact of the Tax Cuts and Jobs Act of 2017 had upon adoption for the same period in 2017.

Net Loss.    For the reasons stated above, our net loss was $21.5 million for the year ended December 31, 2018 compared to a net loss of $16.9 million for the same period in 2017. The increase in net loss of approximately $4.7 million, or 28%, was primarily due to increased loss from operations of $2.8 million, including non-cash expenses consisting of the $1.5 million loss relating to the CAO patent infringement settlement and the $0.7 million increase in loss on disposal of internally developed software. Net loss for the year ended December 31, 2018 also included increased legal expenses of $0.9 million and an increase in interest expense of $0.6 million, which were offset by decreases in engineering payroll and consulting expenses and supplies costs of $1.0 million.

Liquidity and Capital Resources

At December 31, 2019, we had approximately $6.1 million in cash and cash equivalents, including restricted cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash and cash equivalents by $2.3 million from December 31, 2018 was primarily due to cash used in operating and investing activities of $12.8 million and $0.2 million, respectively, and the effect of exchange rates on cash of $0.1 million, partially offset by cash provided by financing activities of $10.6 million. The $12.8 million of net cash used in operating activities in 2019 was primarily driven by our net loss of $17.9 million during the year.

At December 31, 2019, we had approximately $14.7 million in working capital. Our principal sources of liquidity at December 31, 2019, consisted of approximately $6.1 million in cash, cash equivalents and restricted cash, and $8.8 million of net accounts receivable, and $2.7 million of unused availability under the PMB Loan as further described below. However, under the Credit Agreement, we are required to maintain at least $3.0 million of cash and availability under the Loan Agreement.

We have reported recurring losses from operations and have not generated cash from operations for the three years ended December 31, 2019. Our level of cash used in operations, the potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from our operations during the first quarter of 2020 will be less than we anticipated. Moreover, there is no assurance that sales will return to normal levels during the second quarter of 2020 or at any time thereafter. As of the date of the filing of this annual report on Form 10-K, management is evaluating all options to conserve cash and to obtain additional debt or equity financing and/or enter into a collaborative arrangement or sale of assets, to permit the Company to continue operations.

Furthermore, in order for us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end users and through distributors, establish profitable operations through increased sales, decrease expenses, generate cash from operations, or obtain additional funds when needed. We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through expansion of our product offerings, continuing to expand and develop our field sales force and distributor relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of our advanced medical technologies, and reducing expenses.

Term Loan

On November 9, 2018, we entered into a five-year secured Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“SWK”), pursuant to which we borrowed $12.5 million (“SWK Loan”). Our obligations under the Credit Agreement are secured by substantially all of the our assets. Under the terms of the Credit Agreement, repayment of the loan is interest-only for the first two years, paid quarterly with the option to extend the interest-only period. Principal repayments will begin in the second quarter of 2021 and will be approximately $0.7 million quarterly until the loan matures in the fourth quarter of 2023. The loan bears interest at London Interbank Bank Offered Rate (“LIBOR”) plus 10% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists. Approximately $0.9 million of the proceeds from the SWK Loan were used to pay off all amounts owed to Western Alliance under the Business Financing Agreement. In connection with the Credit Agreement, we issued warrants to SWK (the “SWK Warrants”) on November 9, 2018 to purchase up to 372,023 shares of BIOLASE common stock and on May 7, 2019, to purchase up to 115,175 shares of BIOLASE common stock. The SWK Warrants were immediately exercisable and expire 7 years after the applicable issuance date. The exercise price of the SWK Warrants issued on November 9, 2018 is $1.34, and the exercise price of the SWK Warrants issued on May 7, 2019 is $2.17, both of which were based on the average closing price of BIOLASE common stock for the ten trading days immediately preceding the applicable issuance date.

The Credit Agreement contains financial and non-financial covenants requiring us to, among other things, (i) maintain unencumbered liquid assets of no less than $1.5 million or (B) the sum of aggregate cash flow from operations less capital expenditures, ii) achieve certain revenue and EBITDA levels during the first two years of the loan, (iii) limit future borrowing, investments and dividends, and (iv) submit monthly and quarterly financial reporting.

As of March 31, 2019, we were not in compliance with certain covenants in the Credit Agreement, as described in Note 9 to the consolidated financial statements included in Item 8 of this 10-K, and in May 2019, SWK granted us a waiver of such covenants. On May 7, 2019, we and SWK agreed to amend the Credit Agreement (the “First Amendment) to increase the total commitment from $12.5 million to $15.0 million, and to revise the financial covenants to (a) adjust minimum revenue and EBITDA levels, (b) require the us to have a shelf registration statement declared effective by the Securities and Exchange Commission before September 30, 2019, with a proposed maximum aggregate offering price of at least $10.0 million if we do not reach set minimum revenue levels for the three-month period ended September 30, 2019, and (c) require minimum liquidity of $1.5 million at all times. The First Amendment provides that if aggregate minimum revenue and EBITDA levels are not achieved by September 30, 2019, the minimum liquidity requirement will be increased to $3.0 million, until we have obtained additional equity or debt funding of no less than $5.0 million. In connection with the amendment, we paid to SWK loan origination and other fees of approximately $0.1 million payable in cash and approximately $0.2 million in additional SWK Warrants to purchase BIOLASE common stock.

On September 30, 2019, we entered into the Second Amendment to Credit Agreement (the “Second Amendment”) with SWK, in connection with that certain Credit Agreement, by and among us, SWK, and the lender parties thereto.  The Second Amendment amends the Credit Agreement to provide for a permitted inventory and accounts receivable revolving loan facility, secured by a first lien security interest in our inventory and accounts receivable, with a maximum principal amount of $5.0 million and with such other material terms and conditions acceptable to SWK in its commercially reasonable discretion. In addition, SWK agreed to waive the effect of our non-compliance with certain unencumbered liquid assets financial operating covenants as set forth in the Credit Agreement, and SWK agreed to forbear from exercising rights and remedies otherwise available to it in the event of such non-compliance through October 31, 2019, or earlier in the event that an additional equity or subordinated debt financing is consummated with gross proceeds of not less than $5.0 million, or in the event of a default under the Credit Agreement. The Second Amendment contains representations, warranties, covenants, releases, and conditions customary for a forbearance and credit agreement amendment of this type.

On November 6, 2019, we agreed to further amend the Credit Agreement. Pursuant to the Third Amendment, SWK granted the us a waiver of our non-compliance with certain financial covenants in the Credit Agreement. Also pursuant to the Third Amendment, we and SWK agreed to (i) revise financial covenants to adjust minimum revenue and EBITDA levels and (ii) remove the automatic increase of the minimum liquidity requirement based on certain aggregate minimum revenue and EBITDA levels as of September 30, 2019 (which was added pursuant to the First Amendment). In connection with the Third Amendment, we consolidated the SWK Warrants issued to SWK on November 9, 2018 and May 7, 2019, and price was adjusted to $1.00.

As of December 31, 2019, we were was not in compliance with debt covenants and obtained a waiver as part of a Fourth Amendment to Credit Agreement (“Fourth Amendment”) in March 2020. Because we do not anticipate we will regain compliance by March 31, 2020, we reclassified the Term Loan from a long-term liability to a current liability in the consolidated balance sheets. Additionally, there were uncertainties surrounding the impact of the COVID-19 pandemic on our financial results. The details of the Fourth Amendment and uncertainties surrounding the impact of COVID-19 on our business are contained in Note 11 to the consolidated financial statements included in Item 8 of this 10-K.

Revolving Credit Facility

On October 28, 2019, BIOLASE, Inc. entered into a loan and security agreement (the “Loan Agreement”) with Pacific Mercantile Bank, as lender (“Lender”), which provides for a revolving line of credit (the “PMB Loan”), secured by substantially all of the Company’s assets, with a maximum principal amount not to exceed the lesser of (i) $3 million or (ii) the sum of 90% of the Eligible Accounts (as defined in the Loan Agreement) plus 75% of the Eligible Inventory (as defined in the Loan Agreement, and subject to certain limitations set forth therein); provided that the maximum principal amount of the PMB Loan may be reduced from time to time in the Lender’s good faith business judgment as set forth in the Loan Agreement. Borrowings under the PMB Loan may be used for working capital. The PMB Loan matures on October 28, 2021, unless earlier terminated.

Our obligations under the Loan Agreement are secured by a security interest in substantially all of the our property. No borrowings may be made under the Loan Agreement unless and until Exim Bank agrees to guarantee the PMB Loan and we have entered into a borrower agreement with Exim Bank.

Borrowings under the PMB Loan bear interest at a daily rate equal to the prime rate published in the Wall Street Journal, plus 1.5% per annum; provided, that the interest rate in effect on any day shall not be less than 6.0% per annum. Additionally, we are required to pay an initial and annual fee of $52,500 to Exim Bank, as well as a termination fee equal to $30,000 in the event the Loan Agreement is terminated on or prior to October 28, 2020.

The Loan Agreement requires us to maintain unrestricted cash at Lender plus unused availability under the PMB Loan in an amount equal to at least the Burn Rate. “Burn Rate” means our net profit/net loss plus depreciation plus amortization plus stock-based compensation, measured on a trailing three month basis. In addition, the Loan Agreement contains customary affirmative and negative covenants for financings of its type (subject to customary exceptions).

The Loan Agreement provides that the occurrence of any of the following events (subject to applicable cure periods, if any) will constitute an event of default: payment default, loans in excess of the credit limit, breach of representation or warranty, covenant breach, incurrence of certain liens, certain events with respect to the collateral, cross-defaults to certain other indebtedness or obligations secured by liens, a Material Adverse Change (as defined in the Loan Agreement) or a breach of a material agreement that may reasonably result in a Material Adverse Change, final judgement in excess of a certain monetary threshold, certain events of bankruptcy or insolvency, any guarantee or pledge ceasing to be in effect, payment of certain subordinated debt, a Change in Control (as defined in the Loan Agreement), a change in the our President, Chief Executive Officer, or Chief Financial Officer under certain circumstances, a change in two or more members of our Board of Directors within 90 days under certain circumstances, or any felony indictment of any of our directors, officers or significant stockholders. Upon the occurrence and during the continuation of an event of default, the Lender may exercise any remedies available to it, including accelerating the repayment of the PMB Loan.

As of December 31, 2019, we had approximately $2.7 million of unused availability under this facility.

Public Offering of Common Shares and Private Placement of Unregistered Preferred Shares

On October 29, 2019, we consummated the sale of 7,820,000 shares of BIOLASE common stock at a price to the public of $0.5750 per share in an underwritten public offering and in addition, granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,173,000 shares of BIOLASE common stock at the public offering price, less the underwriting discount.

On October 29, 2019, we also sold to existing to investors affiliated with Jack W. Schuler and Oracle Investment Management, Inc., 69,565 unregistered shares of the our Series E Preferred Stock at a price of $57.50 per share in a concurrent private placement. Each share of preferred stock is automatically convertible into 100 shares of common stock at a conversion price equal to $0.5750 per share, subject to customary anti-dilution adjustments, at such time as BIOLASE increases the amount of its authorized common stock to permit the full conversion.

At the closing, we received approximately $4.2 million in net proceeds from the common stock offering, after deducting the underwriting discount, and approximately $4.0 million in gross proceeds from the concurrent private placement, resulting in total net proceeds from the offering and private placement of approximately $8.2 million.

On November 5, 2019, the underwriters exercised their over-allotment option to purchase an additional 1,173,000 shares of BIOLASE common stock at a share price of $0.5750 per share for approximately $0.6 million in net proceeds, after deducting the underwriting discount.

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

Consolidated Cash Flows

The following table summarizes our statements of cash flows for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net cash (used in) provided by:
Operating activities	$(12,746)	$(14,147)	$(18,412)
Investing activities	(207)	(522)	(747)
Financing activities	10,721	11,235	21,618
Effect of exchange rates on cash	(23)	(106)	262
Net change in cash and cash equivalents	$(2,255)	$(3,540)	$2,721

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Cash used in operating activities for the year ended December 31, 2019 decreased by $1.4 million compared to the same period in 2018 and was primarily due to a decrease in net loss of $3.7 million, offset by an increase in adjustments to reconcile net loss to cash and cash equivalents of $1.2 million which included a $1.3 million increase in the provision for bad debts, a decrease in the loss on patent litigation of $1.5 million related to the CAO patent litigation settlement in the prior year, an decrease in loss on disposal of internally developed software of $0.7 million, a $0.2 million increase in the provision for inventory obsolescence.  Additionally, net changes in operating assets and liabilities resulted in an increase of $1.1 million to operating cash flows in for the year ended December 31, 2019 driven primarily by a $2.1 million change in accounts receivable and a $5.0 million decrease in accounts payable and accrued liabilities. Cash used in operating activities for the same period in 2018 totaled $14.2 million and was primarily comprised of a net loss of $21.5 million and adjustments to reconcile net loss to net cash and cash equivalents of $7.4 million.

Cash used in investing activities for the year ended December 31, 2019 totaled $0.2 million compared to $0.5 million for the same period in 2018. The $0.3 million decrease in net cash used in investing activities was due to our continued efforts to effectively manage resources. We expect capital expenditures for 2020 to increase for the year ended December 31, 2020 as we make new investments in leasehold improvements.

Cash provided by financing activities decreased by $0.5 million to $10.7 million compared to the same period in 2018 and was primarily due to the sale of our common stock in a public offering and the sale of our Series E Convertible Preferred Stock in a private placement during the fourth quarter of 2019 compared to the net proceeds from the SWK Loan during the year ended December 31, 2018. See Notes 6 and 8 to the consolidated financial statements for more information.

The $0.1 million effect of exchange rate on cash for the year ended December 31, 2019 was due to a recognized loss on foreign currency transactions, primarily driven by changes in the Euro during the year ended December 31, 2018.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Cash used in operating activities for the year ended December 31, 2018 decreased by $4.3 million compared to the same period in 2017 and was primarily due to an increase in net loss of $4.7 million, offset by an increase in adjustments to reconcile net loss to cash and cash equivalents of $3.5 million which included a $1.5 million loss related to the CAO patent litigation settlement, an increase in loss on disposal of internally developed software of $0.7 million, a $0.6 million increase in share-based compensation, and an increase of $0.7 million in deferred income taxes and a $0.5 million decrease in provision for inventory reserves.  Additionally, net changes in operating assets and liabilities resulted in an increase of $5.4 million to operating cash flows in the year ended December 31, 2018 driven primarily by $6.8 million change in accounts payable and accrued liabilities from the same period in 2017 due to the timing of payments made in 2017 as compared to the year ended December 31, 2018. Cash used in operating activities for the same period in 2017 totaled $18.4 million and was primarily comprised of net loss of $16.9 million, adjustments to reconcile net loss to net cash and cash equivalents of $3.8 million and cash outflow from net changes in assets and liabilities of $5.4 million. The $5.4 million net decrease in our operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities of $5.0 million related to the timing of our payments.

Cash used in investing activities for the year ended December 31, 2018 totaled $0.5 million compared to $0.7 million for the same period in 2017. The $0.2 million decrease in net cash used in investing activities was due to our continued efforts to effectively manage resources.

Cash provided by financing activities decreased by $10.4 million compared to the same period in 2017 and was primarily due to the difference in the net proceeds from our rights offering in the same period in 2017.

The $0.1 million effect of exchange rate on cash for the year ended December 31, 2018 was due to a recognized loss on foreign currency transactions, primarily the Euro currency conversion rates during the year ended December 31, 2018.

Contractual Obligations

Leases

We lease our primary facility under a non-cancellable operating lease that expires in April 2020.  In January 2020, we entered into two new non-cancellable operating leases.

On January 22, 2020, the Company entered into a five-year real property lease agreement for an approximately 11,000 square foot facility in Corona, California where it will move its manufacturing operations. The lease commences on July 1, 2020. Future minimum rent payments under this lease are approximately $0.5 million.

On February 4, 2020, the Company also entered into a sixty-six month real property lease agreement for office space of approximately 11,000 square feet of office space in Foothill Ranch, California.  The lease commences on July 1, 2020. Future minimum rent payments under this lease are approximately $2.1 million.

Loans

On November 9, 2018, we entered into the Credit Agreement with SWK, which provides us with the SWK Loan, a variable-rate term loan in the amount of $12.5 million. The SWK Loan bears interest at LIBOR plus 10% and is interest-only for the first two years of the five-year loan term, with the possibility of extending the interest-only period beyond two years. Principal repayments will begin in 2021, and will be approximately $0.7 million per quarter until the loan matures in November 2023.

On October 28, 2019, we entered into the Loan Agreement with Pacific Mercantile Bank, as lender, which provides us with the PMB Loan. Borrowings under the PMB Loan may be used for working capital. The PMB Loan matures on October 29, 2021, unless earlier terminated. There were no draws on the PMB Loan as of December 31, 2019.

Purchase Obligations

Purchase obligations relate to purchase orders with suppliers that we expect to complete primarily during the year ended December 31, 2019. In conformity with current GAAP, purchase obligations are not reported in the consolidated balance sheet as of December 31, 2019.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2019, for the years ended as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total
Operating lease obligations	$282	$45	$—	$—	$327
Purchase obligations	9,482	351	—	—	9,833
SWK Loan interest (1)	1,873	3,265	2,455	—	7,593
SWK Loan principal	—	4,900	10,100	—	15,000
Total	$11,637	$8,561	$12,555	$—	$32,753

(1) estimated using LIBOR rates as at December 31, 2019

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

We identified a material weakness in internal control related to ineffective financial statement close process controls as they relate to the accounting for our Series E Convertible Preferred Stock. During our review of the consolidated financial statements as of December 31, 2019, we determined that the classification of the Series E Convertible Preferred Stock on the consolidated balance sheet was incorrect and that due to the fact that the Series E Convertible Preferred Stock is redeemable at the control of the stockholder, it should have been classified as mezzanine equity pursuant to the accounting guidance in Accounting Standards Codification Topic 480 – “Distinguishing Liabilities from Equity,” and not a component of permanent equity.  We believe that these control deficiencies were a result of a misinterpretation of the terms and conditions of the Certificate of Designations with respect to the Series E Convertible Preferred Stock Agreement which led to the misclassification. The error was corrected and the material weakness did not result in any misstatements to the consolidated financial statements, and the correction of the error did not result in any changes to previously released financial results. Based on this material weakness, the Company’s management concluded that at December 31, 2019,  the Company’s internal control over financial reporting was not effective.

Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated and operate, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) additional levels of review; (ii) additional training; and (iii) use of external consultants on highly technical accounting matters; and (iv) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.  We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

Based on the fact that this is an isolated incident and there have been no other indications over the design and effectiveness of our internal controls, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. BDO LLP has issued an unqualified opinion on our consolidated financial statements, which is included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

Except for the material weakness identified during the fourth quarter, there have been no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On March 25, 2020, the Company agreed to further amend the Credit Agreement. Pursuant to the Fourth  Amendment to the Credit Agreement, SWK granted the Company a waiver of the Company’s non-compliance with certain financial covenants contained in the Credit Agreement. Also pursuant to the Fourth Amendment, the Company and SWK agreed to (i) revise financial covenants to adjust minimum revenue and EBITDA levels and (ii) revise the financial covenant with respect to required unencumbered liquid assets.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is included in Part I of this Form 10-K under “Item 1. Business — Executive Officers of the Registrant.” In addition, the information set forth under the caption “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement for the Company’s 2020 annual meeting of stockholders (the “Proxy Statement”) is incorporated by reference herein.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1)	Financial Statements:

(2)	Financial Statement Schedule:
Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2019, 2018, and 2017	S- 1

All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

The exhibits filed as a part of this Annual Report on Form 10-K are listed in the accompanying Exhibit Index on page 57.

Item 16.     Form 10-K Summary

None

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.5	Certificate of Designations, Preferences and Rights of Series C Participating Convertible Preferred Stock of the Registrant		8-K	08/08/2016	3.1	08/08/2016

3.1.6	Certificate of Elimination of Series C Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.1	04/20/2017

3.1.7	Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.2	04/20/2017

3.1.8	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.9	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.10	Certificate of Designations, Preferences and Rights of Series E Participating Convertible Preferred Stock of the Registrant		S-1/A	10/07/2019	3.1.10	10/07/2019

3.2	Seventh Amended and Restated Bylaws of the Registrant, adopted on October 8, 2018		8-K	10/08/2018	3.1	10/09/2018

4.1	Form of Warrant Issued on November 7, 2014 (attached as Exhibit A to the Securities Purchase Agreement, dated November 3, 2014, among the Registrant and the investors listed on Schedule I thereto)		8-K	11/03/2014	99.1	11/07/2014

4.2	Form of Warrant Issued on August 8, 2016 (attached as Exhibit B to the Securities Purchase Agreement, dated August 1, 2016, among the Registrant and the investors listed on Schedule I thereto)		8-K	08/01/2016	99.1	08/02/2016

4.3	Form of Warrant Issued on April 18, 2017		DEF14A	06/30/2017	D	05/19/2017

4.4	Warrant to Purchase Stock Issued on March 6, 2018 to Western Alliance Bank		10-K	12/31/2017	4.4	03/14/2018

4.5	Warrant to Purchase Stock Issued on November 9, 2018 to Western Alliance Bank		10-Q	09/30/2018	4.1	11/14/2018

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
4.6	Warrant to Purchase Stock Issued on November 9, 2018 to SWK Funding LLC		10-Q	09/30/2018	4.2	11/14/2018

4.7	Warrant to Purchase Stock Issued on May 7, 2019 to SWK Funding LLC		10-Q	03/31/2019	4.7	05/10/2019

4.8	Consolidated Amended and Restated Warrant to Purchase Common Stock, dated November 9, 2019, by and between the Registrant and SWK Funding LLC

4.9	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act	X

10.1*	2002 Stock Incentive Plan, as amended		DEF14A	05/06/2016	A	04/07/2016

10.2*	Form of Stock Option Agreement under the 2002 Stock Incentive Plan (attached as Exhibit A to the Notice of Grant of Stock Option under the 2002 Stock Incentive Plan – Discretionary Option Grant Program)		10-K	12/31/2004	10.26	07/19/2005

10.3*	Form of Option Award Notice for California Employees under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.2	11/06/2015

10.4*	Form of Option Award Notice for Non-California Employees under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.3	11/06/2015

10.5*	Form of Option Award Notice for Non-Employee Directors under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.4	11/06/2015

10.6*	Form of Restricted Stock Unit Award Notice for Non-Employee Directors under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.5	11/06/2015

10.7*	2018 Long-Term Incentive Plan		DEF14A	05/09/2018	A	04/05/2018

10.8*	First Amendment to 2018 Long-Term Incentive Plan		DEF14A	09/21/2018	B	08/24/2018

10.9*	Second Amendment to 2018 Long-Term Incentive Plan		DEF14A	05/15/2019	A	04/10/2019

10.10	Lease, dated January 10, 2006, by and between the Registrant and The Irvine Company LLC		8-K	01/10/2006	10.1	01/17/2006

10.11	Third Amendment to Lease, dated March 16, 2015, by and between the Registrant and The Irvine Company LLC		10-Q	03/31/2015	10.3	05/01/2015

10.12	Lease dated January 22, 2020 by and between the Registrant and Foothill Corporate I MT, LLC	X

10.13	Lease dated January 22, 2020 by and between the Registrant and Green River Properties, LLC	X

10.14*	Form of Indemnification Agreement between the Registrant and its officers and directors		10-Q	09/30/2005	10.1	11/09/2005

10.15*	Form of Stock Option Agreement for inducement grants made to John R. Beaver on September 30, 2017		8-K	09/30/2017	10.1	10/03/2017

10.16*	Employment Agreement, dated August 7, 2018, by and between the Registrant and Todd Norbe		8-K	08/07/2018	10.1	08/08/2018

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.17	Confidential Settlement Agreement, dated January 25, 2019, by and between the Registrant and CAO Group, Inc.		10-K	12/31/2018	10.28	03/08/2019

10.18	Standstill Agreement, dated November 10, 2015, by and among the Registrant, Jack W. Schuler, Renate Schuler and the Schuler Family Foundation		8-K	11/10/2015	99.1	11/12/2015

10.19	Standstill Agreement, dated November 10, 2015, by and among the Registrant and Larry N. Feierg, Oracle Partners, L.P., Oracle Institutional Partners, L.P., Oracle Ten Fund Master, L.P., Oracle Associates, LLC, and Oracle Investment Management, Inc.		8-K	11/10/2015	99.2	11/12/2015

10.20	Amendment to Standstill Agreement, dated August 1, 2016, by and among the Registrant, Jack W. Schuler, Renate Schuler and the Schuler Family Foundation		8-K	08/01/2016	99.2	08/02/2016

10.21	Amendment to Standstill Agreement, dated August 1, 2016, by and among the Registrant, Larry N. Feinberg, Oracle Partners, L.P., Oracle Institutional Partners, L.P., Oracle Ten Fund Master, L.P., Oracle Associates, LLC and Oracle Investment Management, Inc.		8-K	08/01/2016	99.3	08/02/2016

10.22	Amendment to Standstill Agreement, dated November 9, 2017, by and among the Registrant, Jack W. Schuler, Renate Schuler and the Schuler Family Foundation		8-K	11/09/2017	99.1	11/09/2017

10.23	Amendment to Standstill Agreement, dated November 9, 2017, by and among the Registrant, Larry N. Feinberg, Oracle Partners, L.P., Oracle Institutional Partners, L.P., Oracle Ten Fund Master, L.P., Oracle Associates, LLC and Oracle Investment Management, Inc.		8-K	11/09/2017	99.2	11/09/2017

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.24	Credit Agreement dated November 9, 2018, by and between the Registrant and SWK Funding LLC		10-Q	09/30/2018	10.6	11/14/2018

10.25	First Amendment to Credit Agreement, dated May 7, 2019, by and between the Registrant and SWK LLC		10-Q	03/31/2019	10.8	05/10/2019

10.26	Letter Agreement, dated August 20, 2019, by and between the Registrant and SWK Funding LLC		S-1	09/04/2019	10.28	09/05/2019

10.27	Second Amendment to Credit Agreement, dated as of September 30, 2019, by and between the Registrant and SWK Funding LLC		S-1/A	11/09/2017	99.2	11/09/2017

10.28	Third Amendment to Credit Agreement, dated September 30, 2019, by and between the Registrant and SWK Funding LLC		10-Q	09/30/2019	10.5	11/12/2019

10.29	Fourth Amendment to Credit Agreement, dated as of March 25, 2020 by and between the Registrant and SWK Funding LLC	X

10.30	Loan and Security Agreement, dated as of October 28, 2019, by and between Registrant and Pacific Mercantile Bank		10-Q	10/28/2019	10.1	11/01/2019

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101

The following financial information from the Company’s Annual Report on Form 10-K, for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language:

(i) Consolidated Balance Sheets,

(ii) Consolidated Statements of Operations and Comprehensive Loss,

(iii) Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit),

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

BIOLASE, INC., a Delaware Corporation (registrant)

Dated: March 27, 2020	By:	/s/ TODD A. NORBE
Todd A. Norbe
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ TODD A. NORBE	President and Chief Executive Officer (Principal Executive Officer) and Director	March 27, 2020
Todd A. Norbe

/s/ JOHN R. BEAVER	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2020
John R. Beaver
/s/ DR. MIKE DITOLLA	Director	March 27, 2020
Dr. Mike DiTolla
/s/ DR. RICHARD B. LANMAN	Director	March 27, 2020
Dr. Richard B. Lanman
/s/ DR. JONATHAN T. LORD	Director	March 27, 2020
Dr. Jonathan T. Lord
/s/ JESS ROPER	Director	March 27, 2020
Jess Roper

/s/ GARRETT SATO	Director	March 27, 2020
Garrett Sato

/s/ DR. ELAINE WAGNER	Director	March 27, 2020
Dr. Elaine Wagner

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

Shareholders and Board of Directors

BIOLASE, Inc.

Irvine, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BIOLASE, Inc. ( the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, redeemable preferred stock and stockholders’ equity, cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative cash flows from operations and has uncertainties regarding the Company’s ability to meet its debt covenants and service its debt.  These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification (“ASC”) 842 - Leases.

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

Costa Mesa, California

March 27, 2020

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,789	$8,044
Restricted cash	312	312
Accounts receivable, less allowance of $ 2,531 and $850 in 2019 and 2018, respectively	8,760	11,112
Inventory	10,995	12,248
Prepaid expenses and other current assets	1,163	1,591
Total current assets	27,019	33,307
Property, plant, and equipment, net	1,193	1,975
Goodwill	2,926	2,926
Right of use asset	276	—
Other assets	433	308
Total assets	$31,847	$38,516
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,332	$5,953
Accrued liabilities	4,744	7,538
Deferred revenue	2,237	2,476
Term loan	13,466	—
Total current liabilities	25,779	15,967
Deferred income taxes, net	78	77
Deferred revenue	358	—
Warranty accrual	245	447
Other liabilities	1,045	100
Term loan	—	10,836
Total liabilities	27,505	27,427
Commitments and contingencies —Note 7
Redeemable preferred stock:
Preferred stock, par value $0.001 per share; 1,000 shares authorized, 70 and 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	$3,965	$—
Total redeemable preferred stock	3,965	—
Stockholders' equity:
Common stock, par value $0.001 per share; 40,000 and 40,000 shares authorized, 31,439 and 21,972, shares issued and outstanding as of December 31, 2019 and 2018, respectively	31	21
Additional paid-in capital	235,594	228,430
Accumulated other comprehensive loss	(701)	(670)
Accumulated deficit	(234,547)	(216,692)
Total stockholders' equity	377	11,089
Total liabilities, redeemable preferred stock and stockholders' equity	$31,847	$38,516

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Products and services revenue	$37,787	$46,143	$46,798
License fees and royalty revenue	12	12	128
Net revenue	37,799	46,155	46,926
Cost of revenue	23,511	29,260	31,800
Gross profit	14,288	16,895	15,126
Operating expenses:
Sales and marketing	14,396	18,121	16,718
General and administrative	10,748	11,771	9,712
Engineering and development	4,765	5,203	6,229
Disposal of internally developed software	—	1,185	505
Loss on patent litigation settlement	—	1,500	—
Total operating expenses	29,909	37,780	33,164
Loss from operations	(15,621)	(20,885)	(18,038)
(Loss) gain on foreign currency transactions	(121)	(58)	563
Interest (expense) income, net	(2,157)	(510)	42
Non-operating (loss) gain, net	(2,278)	(568)	605
Loss before income tax provision	(17,899)	(21,453)	(17,433)
Income tax provision (benefit)	(44)	63	(582)
Net loss	(17,855)	(21,516)	(16,851)
Other comprehensive income (loss) items:
Foreign currency translation adjustments	(31)	(94)	300
Comprehensive loss	$(17,886)	$(21,610)	$(16,551)

Net loss	$(17,855)	$(21,516)	$(16,851)
Deemed dividend on convertible preferred stock	—	—	(3,978)
Net loss attributable to common stockholders	$(17,855)	$(21,516)	$(20,829)

Net loss per share attributable to common stockholders:
Basic	$(0.77)	$(1.05)	$(1.41)
Diluted	$(0.77)	$(1.05)	$(1.41)
Shares used in the calculation of net loss per share:
Basic	23,201	20,588	14,752
Diluted	23,201	20,588	14,752

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands)

	Redeemable Preferred Stock		Stockholders' Equity
	Series E
	Convertible Preferred		Common Stock and Additional				Accumulated Other		Total
	Stock		Paid-in Capital		Convertible Preferred Stock		Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Loss	Deficit	Equity
Balances, January 1, 2017	—	—	13,513	201,266	—	—	(876)	(178,325)	22,065
Exercise of stock options, net	—	—	—	3	—	—	—	—	3
Stock-based compensation	—	—	—	2,145	—	—	—	—	2,145
Issuance of stock from RSUs, net	—	—	81	—	—	—	—	—	—
Issuance of Series D participating convertible preferred stock and warrants, net of issuance cost of $251	—	—	—	2,026	81	8,214	—	—	2,026
Beneficial conversion feature of Series D participating convertible preferred stock	—	—	—	1,952	—	(1,952)	—	—	1,952
Deemed dividend related to beneficial conversion feature of Series D participating convertible preferred stock	—	—	—	(3,978)	—	3,978	—	—	(3,978)
Issuance of common stock upon conversion of Series D participating convertible preferred stock	—	—	1,613	10,240	(81)	(10,240)	—	—	10,240
Issuance of stock from rights offering, net	—	—	5,261	11,358	—	—	—	—	11,358
Net loss	—	—	—	—	—	—	—	(16,851)	(16,851)
Foreign currency translation adjustment	—	—	—	—	—	—	300	—	300
Balances, December 31, 2017	—	—	20,468	225,012	—	—	(576)	(195,176)	29,260
Exercise of stock options, net	—	—	1	3	—	—	—	—	3
Fees for rights offering	—	—	—	(38)	—	—	—	—	(38)
Stock-based compensation	—	—	—	2,627	—	—	—	—	2,627
Issuance of stock from RSUs, net	—	—	603	—	—	—	—	—	—
Warrant issued in connection with debt instruments	—	—	—	847	—	—	—	—	847
Net loss	—	—	—	—	—	—	—	(21,516)	(21,516)
Foreign currency translation adjustment	—	—	—	—	—	—	(94)	—	(94)
Balances, December 31, 2018	—	—	21,072	228,451	—	—	(670)	(216,692)	11,089
Issuance of Series E Convertible Preferred Stock, net of issuance costs of $35	70	3,965	—	—	—	—	—	—	—
Exercise of stock options, net	—	—	2	4	—	—	—	—	4
Issuance of Common Stock in public offering, net of issuance costs of $920	—	—	8,993	4,250	—	—	—	—	4,250
Stock-based compensation	—	—	—	2,395	—	—	—	—	2,395
Issuance of stock from RSUs, net	—	—	1,372	364	—	—	—	—	364
Warrant issued in connection with debt instruments	—	—	—	161	—	—	—	—	161
Net loss	—	—	—	—	—	—	—	(17,855)	(17,855)
Foreign currency translation adjustment	—	—	—	—	—	—	(31)	—	(31)
Balances, December 31, 2019	70	3,965	31,439	235,625	—	—	(701)	(234,547)	377

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net loss	$(17,855)	$(21,516)	$(16,851)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	982	945	1,203
Loss on disposal of assets, net	—	1,228	505
Provision for bad debts, net	1,695	469	40
Provision for inventory excess and obsolescence	413	166	623
Amortization of discount on debt	140	202	—
Amortization of debt issuance costs	188	126	—
Loss on patent litigation settlement	—	1,500	—
Stock-based compensation	2,742	2,768	2,207
Warrants issued to consultants	48	—	—
Deferred income taxes	7	(27)	(694)
Earned interest income, net	2	1	(42)
Changes in operating assets and liabilities:
Accounts receivable	655	(1,458)	(337)
Inventory	840	(127)	419
Prepaid expenses and other current assets	439	(25)	(11)
Accounts payable, accrued and other liabilities	(3,156)	1,762	(5,077)
Deferred revenue	114	(161)	(397)
Net cash and cash equivalents used in operating activities	(12,746)	(14,147)	(18,412)
Cash Flows From Investing Activities:
Purchases of property, plant, and equipment	(207)	(558)	(747)
Proceeds from disposal of property, plant, and equipment	—	36	—
Net cash and cash equivalents used in investing activities	(207)	(522)	(747)
Cash Flows From Financing Activities:
Principal payments under capital lease obligation	—	(46)	(146)
Borrowings under lines of credit	—	3,696	—
Payments under lines of credit	—	(3,696)	—
Proceeds from term loan	2,500	12,500	—
Payments of debt issuance costs	(133)	(1,058)	—
Proceeds from equity offerings	9,171	—	21,761
Payments of fees for shelf registration	(821)	(164)	—
Proceeds from exercise of stock options	4	3	3
Net cash and cash equivalents provided by financing activities	10,721	11,235	21,618
Effect of exchange rate changes	(23)	(106)	262
(Decrease) increase in cash and cash equivalents	(2,255)	(3,540)	2,721
Cash, cash equivalents and restricted cash, beginning of year	8,356	11,896	9,175
Cash, cash equivalents and restricted cash, end of year	$6,101	$8,356	$11,896
Supplemental cash flow disclosure - cash paid
Interest paid	$1,784	$23	$1
Interest received	$—	$—	$74
Income taxes paid	$35	$44	$164
Cash paid for operating leases	$797	$—	$—
Supplemental cash flow disclosure - Non-cash investing and financing activities
Accrued capital expenditures	$18	$31	$102
Loss on patent litigation settlement	$—	$1,500	$—
Settlement of liability awards with RSUs	$201	$—	$—
Right of Use Assets obtained in exchange for a lease liability	$276	$—	$—
Equity financing costs in accounts payable	$129	$—	$—
Warrants issued in connection with debt instruments	$161	$847	$—

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The Company

BIOLASE, Inc. (“BIOLASE” and, together with its consolidated subsidiaries, the “Company”) incorporated in Delaware in 1987, is a leading provider of advanced laser systems for the dental industry that develops, manufacture, markets, and sells laser systems that provide significant benefits for dental practitioners and their patients.

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

The Company’s financial instruments, consisting of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and SWK Loan (as defined below), approximate fair value because of the liquid or short-term nature of these items or market interest rates as of December 31, 2019.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the years ended December 31, 2019, 2018, and 2017, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

Liquidity and Management’s Plans

The Company has reported losses from operations of $15.6 million, $20.9 million, and $18.0 million for the years ended December 31, 2019, 2018, and 2017, respectively, and has not generated cash from operations for the years ended December 31, 2019, 2018, and 2017. During the year ended December 31, 2017, the principal sources of liquidity for the Company were its net proceeds from the December 5, 2017, April 18, 2017 and August 8, 2017 sales by the Company of $11.4 million, $10.2 million, and $9.5 million, respectively, of unregistered shares of the Company’s equity securities. During the year ended December 31, 2018, the Company also received liquidity from the Credit Agreement (as defined and described in Note 6) with SWK Funding, LLC which provided borrowings of $12.5 million but required the repayment of the Business Financing Agreement (as defined and described in Note 6) with Western Alliance Bank, which provided borrowings up to $6.0 million.

As of December 31, 2019, the Company was not in compliance with debt covenants of the Credit Agreement with SWK Funding, LLC and obtained a waiver as part of a Fourth Amendment to Credit Agreement (“Fourth Amendment”) in March 2020. The Company does not anticipate it will regain compliance by March 31, 2020, therefore the Company has reclassified the Term Loan from a long-term liability to a current liability in the consolidated balance sheets. The details of the Fourth Amendment are contained in Note 11 to these consolidated financial statements.

On October 28, 2019, BIOLASE, Inc. (the “Company”) entered into a loan and security agreement with Pacific Mercantile Bank, as lender , which provides for a revolving line of credit. See Note 6 for additional information.

On October 29, 2019, BIOLASE consummated the sale of 7,820,000 shares of its common stock at a price to the public of $0.5750 per share in a public offering and in addition, granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,173,000 shares of common stock at the public offering price, less the underwriting discount.

On October 29, 2019, BIOLASE also sold to existing to investors 69,565 unregistered shares of the Company’s Series E Convertible Preferred Stock (“Series E Preferred Stock”) at a price of $57.50 per share in a concurrent private placement. Each share of preferred stock is automatically convertible into 100 shares of common stock at a conversion price equal to $0.5750 per share, subject to customary anti-dilution adjustments, at such time as BIOLASE increases the amount of its authorized common stock to permit the full conversion.

At the closing and after exercise of the underwriter’s overallotment option, BIOLASE received approximately $4.2 million in net proceeds from the common stock offering, after deducting the underwriting discount, and approximately $4.0 million in gross proceeds from the concurrent private placement, resulting in total net proceeds from the offering and private placement of approximately $8.2 million.

On November 5, 2019, the underwriters exercised their over-allotment option to purchase an additional 1,173,000 shares of common stock at a share price of $0.5750 per share for approximately $0.6 million in net proceeds, after deducting the underwriting discount.

Additional capital requirements may depend on many factors, including, among other things, the rate at which business grows, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will enter into any such equity or debt financings in the future or that the required capital will be available on acceptable terms, if at all, or that any such financing activity will not be dilutive to its stockholders.

The Company’s recurring losses, level of cash used in operations, potential need for additional capital and the uncertainties surrounding its ability to meet its debt covenants and service its debt, or raise additional capital, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Additionally, there are uncertainties surrounding the impact of COVID-19 on the Company’s business and operations. The details of these uncertainties are contained in Note 11 to these consolidated financial statements.

At December 31, 2019, the Company had approximately $14.7 million in working capital. The Company’s principal sources of liquidity at December 31, 2019 consisted of approximately $6.1 million in cash, cash equivalents, and restricted cash, and $8.8 million of net accounts receivable.

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

Restricted Cash

Restricted cash represents $0.2 million relating to a revolving 90-day certificate of deposit maintained by the Company as collateral in connection with corporate credit cards and $0.1 million relating to its commercial credit card servicing agreement with Western Alliance Bank. At December 31, 2019 and 2018, the restricted cash balance was $0.3 million and $0.3 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the same total reported in the consolidated statements of cash flows (in thousands):

	For the years ended December 31,
	2019	2018
Cash and cash equivalents	$5,789	$8,044
Restricted cash	312	312
Total cash, cash equivalents, and restricted cash in the consolidated statement of cash flows	$6,101	$8,356

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

Depreciation expense for the years ended December 31, 2019, 2018, and 2017 totaled approximately $1.0 million, $0.9 million and $1.2 million, respectively. The Company recognized losses on disposal of internally developed software of $0, $1.2 million and $0.5 million during the years ended December 31, 2019, 2018 and, 2017, respectively.

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

Redeemable Preferred Stock

The Company classifies convertible preferred stock that is redeemable at the stockholder’s discretion as mezzanine equity.  In 2019, the Company issued 69,565 shares of its Series E Convertible Preferred Shares to two stockholder’s who own over 60% of the common stock of the Company for a share price of $57.50 per share and a par value of $0.001 per share.  Each share of the Series E Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock upon exercised. Additional details are discussed further in Note 8 to these consolidated financial statements.

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

Revenue from products and services transferred to customers at a single point in time accounted for 81%, 86%, and 85% of net revenue for the years ended December 31, 2019, 2018, and 2017, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale laser systems, imaging systems, and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 19%, 14%, and 15% of net revenue for the years ended December 31, 2019, 2018, and 2017, respectively. The majority of our revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $0.6 million and $0.7 million as of December 31, 2019 and 2018, respectively.

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

	December 31,
	2019	2018
Undelivered elements (training, installation, product and support services)	$559	$730
Extended warranty contracts	2,063	1,735
Deferred royalties	—	11
Total deferred revenue	2,622	2,476
Less: long-term portion of deferred revenue	385	—
Deferred revenue – current	$2,237	$2,476

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the years ended December 31, 2019 and 2018.

The amount of revenue recognized during the years ended December 31, 2019 and December 31, 2018 that was included in the opening contract liability balance related to undelivered elements was $0.5 million and $0.8 million, respectively. The amounts related to extended warranty contracts was $0.7 million and $0.8 million, for the years ended December 31, 2019 and December 31, 2018, respectively. Deferred royalties was $0 and $11,000 for the years ended December 31, 2019 and December 31, 2018, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$22,814	$28,661	$29,296
International	14,985	17,494	17,630
	$37,799	$46,155	$46,926

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Revenue recognized over time	7,174	6,441	7,123
Revenue recognized at a point in time	$30,625	$39,714	$39,803
Total	$37,799	$46,155	$46,926

The Company’s sales by end market is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
End-customer	$25,173	$30,478	$31,886
Distributors	12,626	15,677	15,040
	$37,799	$46,155	$46,926

Shipping and Handling Costs and Revenues

Shipping and freight costs are treated as fulfillment costs. For shipments to end-customers, the customer bears the shipping and freight costs and has control of the product upon shipment. For shipments to distributors, the distributor bears the shipping and freight costs, including insurance, tariffs and other import/export costs.

Provision for Warranty Expense

The Company provides warranties against defects in materials and workmanship of its laser systems for specified periods of time. For the years ended December 31, 2019 and 2018, laser systems sold were covered by the warranty for a period of up to two years from the date of sale by the Company or the distributor to the end-user. In 2017, for Waterlase systems sold domestically and purchased in 2017 or later, the Company decreased the warranty period from two years to one year. Laser systems sold internationally were covered by the warranty for a period of up to 28 months from the date of sale to the international distributor. Estimated warranty expenses are recorded as an accrued liability with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long-term warranty accrual. The Company’s overall accrual is based on its historical experience and management’s expectation of future conditions, taking into consideration the location and type of customer and the type of laser, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. Additional factors that may impact the Company’s warranty accrual include changes in the quality of materials, leadership and training of the production and services departments, knowledge of the lasers and workmanship, training of customers, and adherence to the warranty policies. Additionally, an increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the accrual and a decrease in gross profit. All imaging products are initially covered by the manufacturer’s warranties. However, the Company offers extended warranties on certain imaging products.

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties for the years ended December 31 are included within accrued liabilities on the Consolidated Balance Sheets and were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance, January 1	$1,308	$1,190	$1,706
Provision for estimated warranty cost	806	901	492
Warranty expenditures	(1,004)	(783)	(1,008)
Balance, December 31	1,110	1,308	1,190
Less: long-term portion of warranty accrual	245	447	70
Current portion of warranty accrual	$865	$861	$1,120

Advertising Costs

Advertising costs are expensed as incurred and totaled approximately $0.5 million, $0.6 million and $0.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Engineering and Development

Engineering and development expenses are generally expensed as incurred and consist of engineering personnel salaries and benefits, prototype supplies, contract services, and consulting fees related to product development.

Stock-Based Compensation

During the years ended December 31, 2019, 2018, and 2017, the Company recognized compensation cost related to stock options of $2.7 million, $2.8 million, and $2.2 million, respectively, based on the grant-date fair value. In 2019, $0.4 million of the total stock compensation cost related to performance-based awards was recognized as a liability. The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of revenue	$293	$420	$207
Sales and marketing	557	535	235
General and administrative	1,662	1,440	1,469
Engineering and development	230	373	296
	$2,742	$2,768	$2,207

As of December 31, 2019 and 2018, the Company had $2.7 million and $2.8 million, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under its existing plans. The $2.7 million in cost is expected to be recognized over a weighted-average period of 1.54 years as of December 31, 2019.

Stock-based compensation expense is estimated at the grant date of the award, is based on the fair value of the award and is recognized ratably over the requisite service period of the award. For restricted stock units (“RSUs”) the Company estimates the fair value of the award based on the number of awards and the fair value of BIOLASE common stock on the grant date, and applies an estimated forfeiture rate. For stock options, the Company estimates the fair value of the option award using the Black-Scholes option pricing model. This option-pricing model requires the Company to make several assumptions regarding the key variables used to calculate the fair value of its stock options. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their grant dates. Since July 1, 2005, the Company has used a dividend yield of zero, as it does not intend to pay cash dividends on its common stock in the foreseeable future. The most critical assumptions used in calculating the fair value of stock options is the expected life of the option and the expected volatility of the Company’s common stock. The expected life is calculated in accordance with the simplified method, whereby for service-based awards the expected life is calculated as a midpoint between the vesting date and expiration date. The Company uses the simplified method, as there is not a sufficient history of share option exercises. For performance-based awards, the expected life equals the life of the award. Management believes that the historic volatility of the Company’s common stock is a reliable indicator of future volatility, and accordingly, a stock volatility factor based on the historical volatility of the Company’s common stock over a lookback period of the expected life is used in approximating the estimated volatility of new stock options. Compensation expense is recognized using the straight-line method for all service-based employee awards and graded amortization for all performance-based awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations. Forfeitures are estimated at the time of the grant and revised in subsequent periods as actual forfeitures differ from those estimates. The Company applied a forfeiture rate of 10.05% and 48.73% to awards granted to executives and employees, respectively, during the year ended December 31, 2019.

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended December 31,
	2019	2018	2017
Expected term (years)	5.97	5.87	5.51
Volatility	85%	81%	79%
Annual dividend per share	$—	$—	$—
Risk-free interest rate	2.55%	2.54%	1.99%

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

Net Loss Per Share — Basic and Diluted

Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net income (loss) per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Income is adjusted for any deemed dividends to preferred stockholders to compute income available to common stockholders.

Outstanding stock options, restricted stock units and warrants to purchase approximately 6,922,000, 5,862,000, and 3,384,000 shares were not included in the calculation of diluted loss per share amounts for the years ended December 31, 2019, 2018, and 2017, respectively, as their effect would have been anti-dilutive. Also excluded is the 6,965,500 common shares that will be issued upon conversion of the 69,565 Series E Convertible Preferred Shares discussed further below and in Note 8.

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

Adopted Accounting Standards

In February 2016, the FASB established ASU Topic 842 – Leases, by issuing ASU Topic No. 2016-02, which requires lessees to recognize lease on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU Topic 2018-11 – Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and a lease liability for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. On January 1, 2019, the Company adopted Topic 842, using the modified-retrospective approach as discussed in Note 7, and as a result recognized a right-of-use asset of approximately $0.8 million as adjusted for deferred rent at the date of adoption of $0.2 million, and a lease liability of approximately $1.0 million. No cumulative-effect adjustment to retained earnings was required upon adoption of Topic 842.

Accounting Standards To Be Adopted

First Quarter of 2020

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal-use software license). The guidance provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The guidance also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. Early adoption is permitted. The Company is currently evaluating the impact that adopting this new accounting standard will have on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. This ASU was issued because the London Interbank Offered Rate (LIBOR) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. At the end of 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). The Company is currently evaluating the impact that adopting this new accounting standard will have on its consolidated financial statements and related disclosures.

First Quarter of 2023

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope and to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for the Company beginning January 1, 2023, with early adoption permitted beginning January 1, 2019. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

NOTE 3 — SUPPLEMENTARY BALANCE SHEET INFORMATION

Accounts Receivable, net:

	December 31,
(in thousands):	2019	2018
Trade	$8,760	$10,990
Royalties	—	71
Other	—	51
Total receivables, net	$8,760	$11,112

Accounts receivable is net of allowances for doubtful accounts of approximately $2.6 million and $0.9 million and sales returns of approximately $0.2 and $0.2 million at December 31, 2019 and 2018, respectively.

Inventory:

	December 31,
(in thousands):	2019	2018
Raw materials	$3,689	$3,590
Work-in-process	1,064	1,435
Finished goods	6,242	7,223
Inventory	$10,995	$12,248

Inventory includes write-downs for excess and obsolete inventory totaling approximately $1.3 million and $1.1 million at December 31, 2019 and 2018, respectively.

Property, Plant, and Equipment, net:

	December 31,
(in thousands):	2019	2018
Building	$209	$213
Leasehold improvements	2,004	2,004
Equipment and computers	7,479	7,277
Furniture and fixtures	634	634
Construction in progress	27	25
Total property, plant, and equipment before depreciation and land	10,353	10,153
Less: accumulated depreciation	(9,322)	(8,344)
Total property, plant, and equipment, net before land	1,031	1,809
Land	162	166
Property, plant, and equipment, net	$1,193	$1,975

During the year ended December 31, 2018, the Company recognized a non-cash, pre-tax charge related to the disposal of internally developed software of $1.2 million primarily due to the decision to cancel future deployments of a global enterprise resource planning system and certain other web-based tools originally intended to customize such systems. The Company did not recognize any impairments on property, plant, and equipment during the year ended December 31, 2019.

Accrued Liabilities:

	December 31,
	2019	2018
Payroll and benefits	$1,726	$2,400
Warranty accrual, current portion	865	861
Taxes	242	714
Accrued professional services	330	1,044
Accrued insurance premium	546	328
Patent litigation settlement	—	1,500
Lease liability	323	—
Other	712	691
Accrued liabilities	$4,744	$7,538

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of June 30, 2019 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. No events have occurred that triggered further impairment testing of the Company’s intangible assets and goodwill during the years ended December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the Company had goodwill (indefinite life) of $2.9 million. As of December 31, 2019 and 2018, all intangible assets have been fully amortized and there was no amortization expense for the respective years.

The following table presents the details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2019 and 2018
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

The following table presents the current and deferred provision for income taxes for the years ended December 31 (in thousands):

	2019	2018	2017
Current:
Federal	$—	$—	$—
State	23	14	19
Foreign	73	90	93
	96	104	112
Deferred:
Federal	(12)	(41)	(694)
State	—	—	—
Foreign	(128)	—	—
	(140)	(41)	(694)
	$(44)	$63	$(582)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2019	2018	2017
Statutory regular federal income tax rate	(21.0)%	(21.0)%	(34.0)%
Change in valuation allowance	35.0%	28.6%	(90.6)%
State tax benefit (net of federal benefit)	(7.0)%	(3.1)%	(3.2)%
Research credits	2.1%	(1.7)%	(1.7)%
Foreign amounts with no tax benefit	—%	—%	—%
Non-deductible expenses	2.4%	0.3%	1.0%
Effect of change in rate	(20.0)%	0.5%	127.1%
Expired net operating loss carryforwards	10.7%	—%	—%
Other	(2.6)%	(3.3)%	(2.0)%
Total	(0.4)%	0.3%	(3.4)%

The components of the deferred income tax assets and liabilities as of December 31 (in thousands):

	2019	2018
Capitalized intangible assets for tax purposes	$(38)	$(42)
Reserves not currently deductible	1,384	1,666
Deferred revenue	44	38
Stock options	4,694	4,153
State taxes	5	5
Income tax credits	3,429	3,820
Inventory	974	549
Property and equipment	302	126
Other comprehensive income	—	—
Unrealized gain on foreign currency	111	85
Disallowed Interest	708	120
Lease liability	129	—
Net operating losses	42,527	37,205
Total deferred tax assets	54,269	47,725
Valuation allowance	(53,222)	(46,967)
Net deferred tax assets	1,047	758
Capitalized intangible assets	(708)	(629)
Right of use asset	(109)	—
Other	(179)	(206)
Total deferred tax liabilities	(996)	(835)
Net deferred tax assets	$51	$(77)

Based upon the Company’s operating losses incurred for each of three years ended December 31, 2019, and the available evidence, the Company has established a valuation allowance against its net deferred tax assets in the amount of $53.2 million as of December 31, 2019. Management considered factors such as the Company’s earnings history, future projected earnings, and tax planning strategies. If sufficient evidence of the Company’s ability to generate sufficient future taxable income tax benefits becomes apparent, the valuation allowance may be reduced, thereby resulting in tax benefits in the statement of operations and additional paid-in-capital. Management evaluates the potential realization of the Company’s deferred tax assets and assesses the need for reducing the valuation allowance periodically.

As of December 31, 2019, the Company had net operating loss (“NOL”) carryforwards for federal and state purposes of approximately $169.5 million and $111.3 million, respectively, which expire in 2037. The utilization of NOL and credit carryforwards may be limited under the provisions of the Internal Revenue Code (“IRC”) Section 382 and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. As of December 31, 2019, the Company had research and development tax credit carryforwards for federal and state purposes of approximately $2.2 million and $2.1 million, respectively, which will begin to expire in 2037 through for federal purposes and will carry forward indefinitely for state purposes. An updated analysis may be required at the time the Company begins utilizing any of its net operating losses to determine if there is an IRC Section 382 limitation.

The following table summarizes the activity related to the Company’s unrecognized tax benefits during the year ended December 31, 2019 (in thousands):

Balance at January 1, 2019	$509
Additions for tax positions related to the prior year	—
Lapse of statute of limitations	—
Balance at December 31, 2019	$509

The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained. The Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2019 and 2018, the Company does not have liability for potential penalties or interest. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2019 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2012 through 2019 tax years remain subject to examination by their respective tax authorities.

U.S. income taxes or withholding taxes were provided for all the distributed earnings for the Company’s foreign subsidiaries as of December 31, 2019.  At December 31, 2019, unremitted earnings of foreign subsidiaries were approximately $0.6 million and have been included in our computation of the transition tax associated with the enactment of the 2017 Act. We do not provide for U.S. taxes on our unremitted earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S.

The 2017 Act subjects a U.S, stockholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.  The current income related to the GILTI inclusion in 2019 is $0.1 million.

NOTE 6 — DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	December 31,
	2019	2018
Term loan	$15,000	$12,500
Discount and debt issuance costs on term loan	(1,534)	(1,664)
Total	$13,466	$10,836

Lines of Credit

Pacific Mercantile Bank

On October 28, 2019, the Company entered into a loan and security agreement (the “Loan Agreement”) with Pacific Mercantile Bank, as lender (the “Lender”), which provides for a revolving line of credit (the “PMB Loan”) in a maximum principal amount not to exceed the lesser of (i) $3 million or (ii) the sum of 90% of the Eligible Accounts (as defined in the Loan Agreement) plus 75% of the Eligible Inventory (as defined in the Loan Agreement, and subject to certain limitations set forth therein); provided that the maximum principal amount of the PMB Loan may be reduced from time to time in the Lender’s good faith business judgment as set forth in the Loan Agreement. Borrowings under the PMB Loan may be used for working capital. The PMB Loan matures on October 28, 2021, unless earlier terminated.

The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of the Company’s property. No borrowings may be made under the Loan Agreement unless and until Exim Bank agrees to guarantee the PMB Loan and the Company has entered into a borrower agreement with Exim Bank.

Borrowings under the PMB Loan bear interest at a daily rate equal to the prime rate published in the Wall Street Journal, plus 1.5% per annum; provided, that the interest rate in effect on any day shall not be less than 6.0% per annum. Additionally, the Company is required to pay an initial and annual fee of $52,500 to Exim Bank, as well as a termination fee equal to $30,000 in the event the Loan Agreement is terminated on or prior to October 28, 2020.

The Loan Agreement requires the Company to maintain unrestricted cash at Lender plus unused availability under the PMB Loan in an amount equal to at least the Burn Rate. “Burn Rate” means the Company’s net profit/net loss plus depreciation plus amortization plus stock-based compensation, measured on a trailing three month basis. In addition, the Loan Agreement contains customary affirmative and negative covenants for financings of its type (subject to customary exceptions).

The Loan Agreement provides that the occurrence of any of the following events (subject to applicable cure periods, if any) will constitute an event of default: payment default, loans in excess of the credit limit, breach of representation or warranty, covenant breach, incurrence of certain liens, certain events with respect to the collateral, cross-defaults to certain other indebtedness or obligations secured by liens, a Material Adverse Change (as defined in the Loan Agreement) or a breach of a material agreement that may reasonably result in a Material Adverse Change, final judgement in excess of a certain monetary threshold, certain events of bankruptcy or insolvency, any guarantee or pledge ceasing to be in effect, payment of certain subordinated debt, a Change in Control (as defined in the Loan Agreement), a change in the Company’s President, Chief Executive Officer, or Chief Financial Officer under certain circumstances, a change in two or more members of the Company’s Board of Directors within 90 days under certain circumstances, or any felony indictment of any of the Company’s directors, officers or significant stockholders. Upon the occurrence and during the continuation of an event of default, the Lender may exercise any remedies available to it, including accelerating the repayment of the PMB Loan.

As of December 31, 2019, the Company had no borrowings outstanding and unused availability under this credit facility of $2.7 million. The Company was in compliance with all debt covenants at December 31, 2019.

Western Alliance Bank

On March 6, 2018, the Company and two of its wholly-owned subsidiaries (such subsidiaries, together with BIOLASE, the “Borrower”) entered into the Business Financing Agreement (the “Business Financing Agreement” with Western Alliance Bank (“Western Alliance”). Pursuant to the terms and conditions of the Business Financing Agreement, Western Alliance has agreed to provide the Borrower a secured revolving line of credit permitting the Borrower to borrow or receive letters of credit up to the lesser of $6.0 million (the “Domestic Revolver”) (subject to a $6.0 million credit limit relating to domestic eligible accounts receivable (the “domestic credit limit”) and a $3.0 million credit limit relating to export-related (the “EXIM Revolver”) eligible accounts receivable (the “EXIM credit limit”) and the borrowing base, which is defined as the sum of the domestic borrowing base (up to 75% of the Borrower’s eligible domestic accounts receivable less such reserves as Western Alliance may deem proper and necessary) and the export-related borrowing base (up to 85% of the Borrower’s eligible export-related accounts receivable less such reserves as Western Alliance may deem proper and necessary). The Business Financing Agreement was set to expire on March 6, 2020, and the Borrower’s obligations thereunder were secured by a security interest in all of the Borrower’s assets.

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

On September 27, 2018, the Borrower and Western Alliance entered into a Business Financing Modification Agreement which reduced the credit limit under the Business Financing Agreement to $2.5 million and extended the due date of the $1.5 million advance to March 6, 2018. In connection with the agreement, the Original Western Alliance Warrants were terminated and the Company issued to Western Alliance new warrants (the “Western Alliance Warrants”) to purchase up to 56,338 shares of its common stock.  The Western Alliance Warrants are immediately exercisable and expire on September 27, 2028.  These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price less than $2.13 per share.

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

On November 9, 2018, all outstanding borrowings, accrued interest and fees under the Business Financing Agreement were repaid with a portion of the proceeds under the Credit Agreement, and the Business Financing Agreement was terminated. The Company recorded approximately $0.1 million of interest expense including unamortized debt issuance costs that were written-off upon extinguishment of the debt. The warrants held by Western Alliance remain outstanding and are classified in equity in the consolidated balance sheet under ASU 2017-11 as of December 31, 2019 and December 31, 2018.

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“SWK”), pursuant to which the Company has borrowed $12.5 million (“SWK Loan”). The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement, repayment of the loan is interest-only for the first two years, paid quarterly with the option to extend the interest-only period. Principal repayments will begin in the first quarter of 2021 and will be approximately $0.7 million quarterly until the loan matures in the fourth quarter of 2023. The loan bears interest at the London Interbank Bank Offered Rate (“LIBOR”) plus 10% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists. Approximately $0.9 million of the proceeds from the SWK Loan were used to pay off all amounts owed to Western Alliance under the Business Financing Agreement. The Company plans used the remaining proceeds to provide additional working capital to fund its growth initiatives, such as broadening its customer base and increasing the utilization of its products to drive recurring higher margin consumables revenue.

The Credit Agreement contains financial and non-financial covenants requiring the Company to, among other things, (i) maintain unencumbered liquid assets of (A) no less than $1.5 million or (B) the sum of aggregate cash flow from operations less capital expenditures, (ii) achieve certain revenue and EBITDA levels during the first two years of the loan, (iii) limit future borrowing, investments and dividends, and (iv) submit monthly and quarterly financial reporting. The Company was in compliance with these debt covenants as of December 31, 2018.

In connection with the SWK Loan, the Company paid approximately $1.0 million in debt issuance costs, including a $0.2 million loan origination fee, a $0.4 million finder’s fee, and $0.4 million in legal and other fees. These costs were recognized as a discount on the SWK Loan and are being amortized on a straight-line basis over the loan term which approximates the effective-interest method.

The Company recognized approximately $2.2 million in interest expense relating to the SWK Loan for the year ended December 31, 2019. The weighted-average interest rate for the year ended December 31, 2019 was approximately 12.5%.

As of March 31, 2019, the Company was not in compliance with certain covenants in the Credit Agreement and in May 2019, SWK granted the Company a waiver of such covenants. On May 7, 2019, the Company and SWK agreed to amend the Credit Agreement (the “First Amendment) to increase the total commitment from $12.5 million to $15.0 million, and to revise the financial covenants to (a) adjust minimum revenue and EBITDA levels, (b) require the Company to have a shelf registration statement declared effective by the Securities and Exchange Commission before September 30, 2019, with a proposed maximum aggregate offering price of at least $10.0 million if the Company does not reach set minimum revenue levels for the three-month period ended September 30, 2019, and (c) require minimum liquidity of $1.5 million at all times. The First Amendment provides that if aggregate minimum revenue and EBITDA levels are not achieved by September 30, 2019, the minimum liquidity requirement will be increased to $3.0 million, until the Company has obtained additional equity or debt funding of no less than $5.0 million. The Company borrowed the additional $2.5 million during the year ended December 31, 2019.

In connection with the amendment, the Company paid to SWK loan origination and other fees of approximately $0.1 million payable in cash and approximately $0.2 million in additional SWK Warrants (as defined below) to purchase the Company’s common stock. The Company paid an additional finder’s fee to Deal Partners Group (“DPG”) of approximately $0.1 million in cash and $0.1 million in additional DPG Warrants to purchase the Company’s common stock. The Company accounted for the First Amendment as a modification to existing debt and as a result, recognized the amounts paid to SWK in cash and warrants as additional debt issuance costs. Amounts paid to DPG in cash and warrants relating to the First Amendment were expensed as incurred in the Company’s consolidated statement of operations for the year ended December 31, 2019.

On September 30, 2019, BIOLASE, Inc entered into the Second Amendment to Credit Agreement (the “Second Amendment”) with SWK, in connection with that certain Credit Agreement, by and among the Company, SWK, and the lender parties thereto.  The Second Amendment amends the Credit Agreement to provide for a permitted inventory and accounts receivable revolving loan facility, secured by a first lien security interest in the Company’s inventory and accounts receivable, with a maximum principal amount of $5 million and with such other material terms and conditions acceptable to SWK in its commercially reasonable discretion. In addition, SWK agreed to waive the effect of the Company’s non-compliance with certain unencumbered liquid assets financial operating covenants as set forth in the Credit Agreement, and SWK agreed to forbear from exercising rights and remedies otherwise available to it in the event of such non-compliance through October 31, 2019, or earlier in the event that an additional equity or subordinated debt financing is consummated with gross proceeds of not less than $5 million, or in the event of a default under the Credit Agreement. The Second Amendment contains representations, warranties, covenants, releases, and conditions customary for a forbearance and credit agreement amendment of this type.

On November 6, 2019, the Company agreed to further amend the Credit Agreement. Pursuant to the Third Amendment, SWK granted the Company a waiver of the Company’s non-compliance with certain financial covenants in the Credit Agreement. Also pursuant to the Third Amendment, the Company and SWK agreed to (i) revise financial covenants to adjust minimum revenue and EBITDA levels and (ii) remove the automatic increase of the minimum liquidity requirement based on certain aggregate minimum revenue and EBITDA levels as of September 30, 2019 (which was added pursuant to the First Amendment). In connection with the Third Amendment, the Company consolidated the SWK Warrants issued to SWK on November 9, 2018 and May 7, 2019. The price was adjusted to $1.00, the impact of this was immaterial.

As of December 31, 2019, the Company was not in compliance with debt covenants and obtained a waiver as part of a Fourth Amendment to Credit Agreement (“Fourth Amendment”) in March 2020. We do not anticipate we will regain compliance by March 31, 2020, therefore we reclassified the Term Loan from a long-term liability to a current liability in the consolidated balance sheets. Additionally, there were uncertainties surrounding the impact of COVID-19 on our business. The details of the Fourth Amendment and uncertainties surrounding the impact of COVID-19 on our business are contained in Note 11 to these consolidated financial statements.

SWK Warrants

In connection with the Credit Agreement, the Company issued warrants to SWK (the “SWK Warrants”) on November 9, 2018, to purchase up to 372,023 shares of the Company’s common stock. The SWK Warrants are immediately exercisable and expire on November 9, 2026.  The exercise price of the SWK Warrants is $1.34, which was the average closing price of the Company’s common stock for the ten trading days immediately preceding November 9, 2018.  These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price.  The fair value of the SWK Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%; and resulted in an estimated fair value of $0.4 million. In November 2019, these warrants were consolidated and the strike price was adjusted to $1.00.  The impact of the reprice was de minimis to our consolidated financial statements. See Note 8 for additional information.

DPG Warrants

In connection with the SWK Loan, the Company paid a finder’s fee to DPG of $0.5 million cash and issued warrants (the “DPG Warrants”) on November 9, 2018 to purchase up to 279,851 shares of common stock and on May 7, 2019 to purchase up to 34,552 shares of BIOLASE common stock. The DPG Warrants are exercisable immediately and expire 7 years after the applicable issuance date. The exercise price of the DPG Warrants issued on November 9, 2018 is $1.34, and the exercise price of the DPG warrants issued on May 7, 2019 is $2.17, both of which were based on the average closing price of BIOLASE common stock for the ten trading days immediately preceding the applicable issuance date. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should BIOLASE issue shares at a price per share less than the exercise price. The fair value of the 279,851 DPG Warrants issued on November 9, 2018 was $0.3 million, estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%. The fair value of the 34,552 DPG Warrants issued on May 7, 2019 was $0.1 million, estimated using a binomial option-pricing model with the following assumptions: expected term of 8 years; volatility of 80.73%; annual dividend per share of $0.00; and a risk-free rate of 2.37%.In 2019, the SWK Warrants and the DPG Warrants were repriced as a result of the sale of shares of BIOLASE common stock at a price of $0.5750 per share during the Company’s public offering in October 2019. The exercise price of the SWK Warrants and the DPG Warrants issued on November 9, 2018 was adjusted from $1.34 per share to $0.8767 per share and the exercise price of the SWK Warrants and the DPG Warrants issued on May, 2019 was adjusted from $2.17 per share to $1.4197 per share. The impact of the reprice was de minimis to our consolidated financial statements.

The value of each of the SWK Warrants issued in 2018 and 2019 and the DPG Warrants issued in 2018 was recognized as a discount on the SWK Loan and is being amortized on a straight-line basis which approximates the effective-interest method, over the loan term of five years.  Additionally, based on the adoption of ASU 2017-11 in the fourth quarter of 2018, the SWK Warrants and the DPG Warrants are classified as equity in the consolidated balance sheet as of December 31, 2018.

The future minimum principal payments as of December 31, 2019, are as follows (in thousands):

	Principal	Interest (1)
2020	$—	1,873
2021	2,100	1,793
2022	2,800	1,472
2023	10,100	2,455
Total future payments	$15,000	$7,593

(1) Estimated using LIBOR rates as at December 31, 2019

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Leases

The Company enters into operating leases primarily for real estate, office equipment, and fleet vehicles. Lease terms generally range from one to five years, and often include options to renew for one year.  The Company leases its 57,000 square foot corporate headquarters and manufacturing facility located at 4 Cromwell, Irvine, California, which expires on June 30, 2020.  The Company entered into a new lease agreement in February 2020, the details of this lease are discussed in Note 11 to these financial statements. Future minimum rental commitments under existing operating lease agreements with non-cancelable terms greater than one year for the years ending December 31 are listed below. The Company also leases additional office space and certain office equipment under various operating lease arrangements.

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

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

Year Ended
December 31, 2019
Cash paid for operating lease liabilities	$797
Right-of-use assets obtained in exchange for new operating lease obligations	803
Weighted-average remaining lease term	0.6
Weighted-average discount rate	12.8%

Lease expense consists of payments for real property, office copiers, and IT equipment.  The Company recognizes payments for non-lease components such as common area maintenance in the period incurred. In 2019, the Company paid approximately $0.8 million in lease payments.  The weighted-average remaining lease term under existing leases is less than one year.  As of December 31, 2019 the Company had no leases that had not commenced.  In the first quarter of 2020, the Company signed two leases for new office space.  For additional information, see Note 11 to these consolidated financial statements.

Future minimum rental commitments under lease agreements, as of December 31, 2019, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

Due in 12 month period ended December 31, 2019

2020	326
2021	16
Thereafter	—
342
Less imputed interest	(16)
Total lease liabilities	$326

Current operating lease liabilities	323
Non-current lease liabilities	$3
Total lease liabilities	326

Future minimum rental commitments under lease agreements, as of December 31, 2018, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

Year Ended
December 31, 2018
2019	802
2020	313
2021	33
2022 and thereafter	—
Total future minimum lease obligations	1,148

Rent expense totaled approximately $0.8 million, $0.8 million and $1.0 million in each of the years ended December 31, 2019, 2018, and 2017, respectively.

Employee Arrangements and Other Compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $3.0 million and $3.0 million at December 31, 2019 and 2018, respectively. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of December 31, 2019 and 2018, approximately $0.2 million and $0.3 million was accrued for performance bonuses, which is included in accrued liabilities in the consolidated balance sheets.  See Note 8 for additional information relating to specific stock-based compensation awards.

Purchase Commitments

The Company generally purchases components and subassemblies for its products from a limited group of third-party suppliers through purchase orders. The Company had $9.8 million of purchase commitments as of December 31, 2019, for which the Company has not received the goods or services and which is expected to be purchased primarily within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule, or adjust requirements prior to supplier fulfillment.
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

On January 25, 2019 (the “Effective Date”), BIOLASE entered into a settlement agreement (the “Settlement Agreement”) with CAO. Pursuant to the Settlement Agreement, CAO agreed to dismiss with prejudice the lawsuits filed by CAO against the Company in April 2012 and January 2018. In addition, CAO granted to the Company and its affiliates a non-exclusive, non-transferable (except as provided in the Settlement Agreement), royalty-free, fully-paid, worldwide license to the licensed patents for use in the licensed products and agreed not to sue the Company, its affiliates or any of its manufacturers, distributors, suppliers or customers for use of the licensed patents in the licensed products, and the parties agreed to a mutual release of claims. The Company has agreed (i) to pay to CAO, within five days of the Effective Date, $500,000 in cash, (ii) to issue to CAO, within 30 days of the Effective Date, 500,000 restricted shares of common stock of the Company (the “Stock Consideration”), and (iii) to pay to CAO, within 30 days of December 31, 2021, an amount in cash equal to the difference (if positive) between $1,000,000 and the value of the Stock Consideration on December 31, 2021. The Stock Consideration vests and becomes transferrable on December 31, 2021, subject to the terms of a restricted stock agreement to be entered into between the parties. The Company considered this a Type I subsequent event and recognized a $1.5 million contingent loss on patent litigation settlement in its statement of operations for the year ended December 31, 2018. In January 2019, the Company paid CAO $500,000 in cash. On January 31, 2019, the case was dismissed with prejudice. As of December 31, 2019, the Company did not record any gain or loss on patent litigation which represents the change in fair value of the restricted stock to be issued to CAO. As of December 31, 2019, the total accrued liability is $1.0 million and is included in other long-term liabilities in the consolidated balance sheet.

NOTE 8 —REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Redeemable Preferred Stock

The Board, without further stockholder authorization, may issue from time to time up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, 500,000 shares are designated as Series B Junior Participating Cumulative Preferred Stock. In 2019, the Company sold Series E Convertible Preferred Shares in a private offering and as of December 31, 2019 and 2018, 69,565 of these shares were issued and outstanding. There were no shares of the Company’s preferred stock issued or outstanding as of December 31, 2018.

On October 24, 2019, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among the Company, the Schuler Family Foundation, Oracle Partners, LP, Oracle Institutional Partners, LP and Oracle Ten Fund, LP (collectively, the “Investors”). Pursuant to the terms of the Purchase Agreement, on October 29, 2019, the Company sold to the Investors an aggregate of 69,565 shares of Series E Participating Convertible Preferred Stock, par value $0.001 per share (“Series E Preferred Stock”), at a per share price of $57.50 in a private placement (the “Private Placement”), and received gross proceeds of approximately $4.0 million, before transaction costs. Each share of Series E Preferred Stock will be convertible into 100 shares of Common Stock reflecting a conversion price equal to $0.5750 per share, subject to customary anti-dilution adjustments. The shares of Series E Preferred Stock automatically convert into shares of Common Stock upon receipt of the Requisite Stockholder Approval. The shares of Series E Preferred Stock have no other conversion rights.

The Purchase Agreement contains customary representations, warranties and covenants by the Company, customary indemnification obligations of the Company and the Investors, including for liabilities under the Securities Act, and other obligations of the parties. The representations, warranties and covenants contained in the Purchase Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties.

The shares of Series E Preferred Stock were offered in reliance upon exemptions from registration under the Securities Act afforded by Regulation D and corresponding provisions of state securities laws. The Company has agreed to use commercially reasonable efforts to file, within 30 days following receipt of the Requisite Stockholder Approval, a registration statement with the U.S. Securities and Exchange Commission to register the resale of the shares of Common Stock underlying the Series E Preferred Stock.

In connection with the completion of the Private Placement, on October 29, 2019, the Company filed the Certificate of Designations, Preferences and Rights of Series E Participating Convertible Preferred Stock of BIOLASE, Inc. (the “Certificate of Designations”) with the Secretary of State of the State of Delaware to establish the terms, rights, obligations and preferences of the Series E Preferred Stock. The Certificate of Designations became effective upon the filing with the Secretary of State of the State of Delaware. The number of shares of Series E Preferred Stock designated is 70,000, and each share of Series E Preferred Stock has a stated value equal to $57.50.

Voting Rights

Except as otherwise provided by the General Corporation Law of the State of Delaware (the “DGCL”), other applicable law or as provided in the Certificate of Designations, the holders of the Series E Preferred Stock will not be entitled to vote (or render written consents) on any matter submitted for a vote (or written consents in lieu of a vote as permitted by the DGCL, the charter and the bylaws) of holders of Common Stock. The consent of the holders of at least a majority of the outstanding shares of Series E Preferred Stock will be required to alter or change adversely the terms of the Series E Preferred Stock. The express prior written consent of both underwriters of the Company’s public stock offering or their respective designees will be required to directly or indirectly alter, modify or repeal any terms, conditions or other provisions of the Series E Preferred Stock in a manner adverse to the interests of the holders of the Common Stock (as so reasonably determined by such underwriters or their respective designees).

Dividends

If the Board of Directors declares a cash dividend payable upon the Common Stock, then the holders of the outstanding shares of Series E Preferred Stock will be entitled to the amount of dividends as would be payable in respect of the number of shares of Common Stock into which the shares of Series E Preferred Stock could be converted, such number to be determined as of the record date for the dividend or, if no such record date is established, as of the date of such dividend. Dividends are payable at the same time as and when dividends on the Common Stock are paid to the holders of Common Stock.

Liquidation Preference

In the event of any liquidation, dissolution, or winding up of the Company whether voluntary or involuntary (each, a “Liquidation”), the holders of Series E Preferred Stock will be entitled to have set apart for them, or to be paid, out of the assets of the Company available for distribution to stockholders (whether such assets are capital, surplus or earnings) after provision for payment of all debts and liabilities of the Company in accordance with the DGCL, before any distribution or payment is made with respect to any shares of junior securities and subject to the liquidation rights and preferences of any class or series of senior securities and parity securities, an amount equal to the greater of (i) $57.50, being the purchase price per share of Series E Preferred Stock (which amount shall be subject to customary anti-dilution adjustments) plus the all accrued but unpaid dividends thereon and (ii) such amount as would have been payable on the number of shares of Common Stock into which the shares of Series E Preferred Stock could have been converted immediately prior to such Liquidation.

Conversion

The number of shares of Common Stock into which each share of Series E Preferred Stock is initially convertible is equal to the number obtained by dividing (i) the sum of $57.50, being the initial purchase price per share of the Series E Preferred Stock, and the amount of any accrued but unpaid dividends thereon by (ii) $0.5750, being the conversion price per share of Series E Preferred Stock, subject to customary anti-dilution adjustments. This reflects an initial conversion rate of 100 shares of Common Stock for each share of Series E Preferred Stock, and an initial conversion price per share of Common Stock equal to the public offering price of the shares of Common Stock. Each share of Series E Preferred Stock will be automatically converted upon obtaining the Requisite Stockholder Approval (as defined below) and filing the related certificate of amendment to the Company’s charter with the Secretary of State of the State of Delaware.

Subject to applicable law, the rules and regulations of Nasdaq and the Company’s charter and bylaws, the Company will establish a record date for, call, give notice of, convene and hold a meeting of the holders of Common Stock, no later than June 1, 2020, for the purpose of voting upon any and all corporate actions in furtherance of the full conversion of the outstanding shares of Series E Preferred Stock into shares of Common Stock, including, without limitation, effectuating an amendment to the charter to increase the number of authorized shares of Common Stock and satisfy Nasdaq requirements with respect to the issuance of Common Stock upon conversion of the Series E Preferred Stock (the “Corporate Actions”) to secure the favorable vote of the holders of a majority of the outstanding shares of Common Stock present in person or represented by proxy at the Stockholders’ Meeting with respect to the Corporate Actions (the “Requisite Stockholder Approval”).

The Company will file with the Secretary of State of the State of Delaware a certificate of amendment to its charter reflecting the approval of the Corporate Actions promptly following receipt of the Requisite Stockholder Approval. Upon such filing, all shares of Series E Preferred Stock will be automatically converted, without any further action by the holders of such shares, into the number of fully paid and nonassessable shares of Common Stock equal to the number obtained by dividing (i) the stated value of such Series E Preferred Stock, plus the amount of any accrued but unpaid dividends as of the conversion date by (ii) the conversion price in effect on the conversion date (determined as provided in the Certificate of Designations). The Certificate of Designations contains customary anti-dilution adjustments to the conversion price in the event of stock dividends, subdivisions or splits and upon stock combinations.

In the event of (A) a capital reorganization of the Common Stock, (B) a reclassification of the Common Stock (other than a subdivision, split-up or combination of shares) or (C) a merger or consolidation of the Company with or into another corporation, or the sale of all or substantially all of the Company’s properties and assets to any other person, then, as a part of such reorganization, reclassification, merger, or consolidation or sale, provision will be made so that holders of Series E Preferred Stock, as the case may be, shall thereafter be entitled to receive upon conversion of the Series E Preferred Stock, the kind and amount of shares of stock or other securities or property of the Company, or of the successor corporation resulting from such merger, consolidation or sale, to which such holder would have been entitled if such holder had converted its shares of Series E Preferred Stock immediately prior to such capital reorganization, reclassification, merger, consolidation or sale.

Redemption

At any time and from time to time on or after the third anniversary of the closing of the Private Placement, the Company may elect, by delivering an irrevocable written notice to the holders of Series E Preferred Stock, to redeem all or any portion of the Series E Preferred Stock held by such holder at a price per share equal to the stated value per share plus an amount equal to all accrued and unpaid dividends thereon to the date of such notice. No redemption may be effected in violation of any applicable laws, rules and/or regulations including the DGCL and/or the terms of any of the Company’s debt or other securities and/or contractual obligations. Shares of Series E Preferred Stock are not entitled to any redemption rights or mandatory sinking fund or analogous fund provisions. As noted above, the existing shareholders who purchased the Series E Convertible Preferred Stock own approximately 60% of the Company’s common stock as of the date of purchase and at December 31, 2019, and as such provide them with control over the redemption of the Series E Convertible Preferred Stock. Under ASU Topic 480, “Distinguishing Equity from Liabilities,” the Series E Convertible Preferred Shares has been classified as mezzanine equity in the consolidated balance sheet at December 31, 2019.

Ranking

The Series E Preferred Stock will rank senior to the Common Stock with respect to distributions upon any Liquidation, on parity to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms on parity with the Series E Preferred Stock and junior to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms senior to the Series E Preferred Stock.

PERMANENT EQUITY:

Preferred Stock

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

Common Stock

At December 31, 2019, 31,439,144 shares of the Company’s common stock were issued and outstanding. On May 10, 2018, the Company filed the Fourth Amendment to its Restated Certificate of Incorporation to reduce the authorized shares of common stock from 200,000,000 shares to 40,000,000 shares. See Note 1 for further information on the reverse stock split.

Public Offering of Common Shares and Private Placement of Unregistered Preferred Shares

On October 29, 2019, the Company consummated the sale of 7,820,000 shares of its common stock at a price to the public of $0.5750 per share in a public offering and in addition, granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,173,000 shares of common stock at the public offering price, less the underwriting discount. At the closing, BIOLASE received approximately $4.2 million in net proceeds from the common stock offering, after deducting the underwriting discount. On November 5, 2019, the underwriters exercised their over-allotment option to purchase an additional 1,173,000 shares of BIOLASE common stock at a share price of $0.5750 per share for approximately $0.6 million in net proceeds, after deducting the underwriting discount.

Stock Dividends

There were no dividends paid or declared in 2019, 2018 or 2017.

Warrants

The Company issues warrants for the sale of its common stock as approved by its Board.

The following table summarizes warrant activity (in thousands, except per share data):

		Weighted- Average
		Exercise Price
	Shares	Per Share
Warrants outstanding, January 1, 2017	2,281	$20.90
Granted/Issued	785	$9.00
Exercised	—	$—
Forfeited, cancelled, or expired	(1,841)	$20.00
Warrants outstanding, December 31, 2017	1,225	$9.65
Granted/Issued	760	$2.23
Exercised	—	$—
Forfeited, cancelled, or expired	(52)	$2.36
Warrants outstanding, December 31, 2018	1,933	$9.65
Granted/Issued	150	$2.22
Exercised	—	$—
Forfeited, cancelled, or expired	—	$—
Warrants outstanding, December 31, 2019	2,083	$6.30
Warrants exercisable, December 31, 2019	2,083	$6.12
Vested warrants expired during the 12 months ended December 31, 2019	—	$—

On March 6, 2018, in connection with the execution of the Original Business Financing Agreement, the Company issued to Western Alliance warrants (the “Original Western Alliance Warrants”) to purchase up to the number of shares of common stock equal to $120,000 divided by the applicable exercise price at the time such warrants are exercised. The Original Western Alliance Warrants are fully vested and exercisable. The Original Western Alliance Warrants may be exercised with a cash payment from Western Alliance, or, in lieu of a cash payment, Western Alliance may convert the warrants into a number of shares, in whole or in part. The initial exercise price of the warrants was $2.35 per share, which was the Reverse Stock Split-adjusted closing market price of BIOLASE common stock on March 6, 2018. On September 27, 2018, the Company entered into the Second Modification Agreement to amend the Original Business Financing Agreement. In connection with the Second Modification Agreement, the Original Western Alliance Warrants were terminated, and the Company issued new warrants (the “Western Alliance Warrants”) to purchase up to the number of shares of common stock equal to $120,000 divided by the exercise price of $2.13, which was the closing price of the Company’s common stock on September 27, 2018. The Western Alliance Warrants are immediately exercisable and expire on September 27, 2028. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. As a result of the early-adoption of ASU 2017-11, the value of these warrants has been recognized in equity in the consolidated balance sheets as of December 31, 2019 and 2018.

On November 9, 2018, in connection with the Credit Agreement, BIOLASE issued to SWK, LLC or its assignees (collectively with SWK, the “Holder”) warrants to purchase up to 372,023 shares of common stock. The exercise price of the SWK Warrants is $1.34 per share, which was the average closing price of common stock for the ten trading days immediately preceding November 9, 2018.  The SWK Warrants are immediately exercisable, expire on November 9, 2026 and contain a “cashless exercise feature.”  Subject to certain limitations, the Holder has certain piggyback registration rights with respect to the shares that are issued upon exercise of the SWK Warrants. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. As a result of the early-adoption of ASU 2017-11, the value of these warrants has been recognized in equity in the consolidated balance sheets as of December 31, 2019 and 2018.

On November 14, 2018, in connection with the SWK Loan, the Company issued to DPG warrants to purchase up to 279,851 shares of common stock. The exercise price of the DPG Warrants is $1.34 per share, which was the average closing price of common stock for the ten trading days immediately preceding November 9, 2018.  The DPG Warrants are immediately exercisable, expire on November 9, 2026 and contain a “cashless exercise feature.”  Subject to certain limitations, the Holder has certain piggyback registration rights with respect to the shares that are issued upon exercise of the DPG Warrants. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. As a result of the early-adoption of ASU 2017-11, the value of these warrants has been recognized in equity in the consolidated balance sheet as of December 31, 2019 and 2018.

In 2019 the Company issued 149,727 warrants to purchase common stock at a weighted average exercise price of $2.17 to SWK and DPG. As a result of the early-adoption of ASU 2017-11, the value of these warrants has been recognized in equity in the consolidated balance sheets as of December 31, 2019.

In November 2019, the SWK Warrants were repriced to $1.00 as part of the fourth amendment to the Credit Agreement and the DPG Warrants were repriced as a result of the sale of common shares at a price of $0.5750 per share during the Company’s public offering in October 2019. The strike price of the SWK Warrants was adjusted to $1.00 per share and the strike price of the DPG Warrants was adjusted from $1.34 to $0.8767 and $2.17 to $ 1.4197 per share.

The repricing did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2019.

Stock Options

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2017, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, and directors of the Company, as well as consultants. As of December 31, 2019, a total of 3,110,000 shares have been authorized for issuance under the 2002 Plan, of which 961,982 shares of common stock have been issued pursuant to options that were exercised, 1,724,264 shares of common stock have been reserved for options and restricted stock units that are outstanding, and 0 shares of common stock remain available for future grants.

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

As of December 31, 2019, a total of 3,271,101 shares of common stock have been authorized for issuance under the 2018 Plan, of which 1,875,801 shares of common stock have been reserved for outstanding options and unvested RSUs, and 1,395,300 shares of common stock remain available for future grants.

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

			Weighted-
		Weighted- Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value(1)
Options outstanding, January 1, 2017	1,322	$13.60
Granted at fair market value	446	$5.15
Exercised	—	$4.30
Forfeited, cancelled, or expired	(421)	$9.15
Options outstanding, December 31, 2017	1,347	$8.99
Granted at fair market value	611	$1.98
Exercised	(1)	$2.10
Forfeited, cancelled, or expired	(334)	$10.68
Options outstanding, December 31, 2018	1,623	$6.54
Granted at fair market value	90	$1.74
Exercised	(2)	$2.10
Forfeited, cancelled, or expired	(424)	$9.43
Options outstanding, December 31, 2019	1,287	$5.77		$—
Options exercisable, December 31, 2019	1,033	$6.58		$—
Vested options expired during the twelve months ended December 31, 2019	224	$9.91

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the strike price of a grant.

The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2019 (in thousands, except per share data):

	Options Outstanding			Exercisable
			Weighted-
		Weighted-	Average		Weighted-
	Number	Average	Remaining	Number	Average
Range of Exercise Prices	of Shares	Exercise Price	Life (Years)	of Shares	Exercise Price
$0.58 - $2.08	146,186	$1.47	8.89	47,820	$1.51
$2.09 - $2.65	279,000	$2.12	8.23	151,923	$2.11
$2.66 - $7.18	281,724	$4.74	6.27	275,864	$4.71
$7.19 - $8.00	321,431	$7.35	3.12	304,530	$7.35
$8.01 - $13.20	258,470	$11.29	4.27	252,735	$11.35
Total	1,286,811	$5.77	5.81	1,032,872	$6.58

Cash proceeds, along with fair value disclosures related to grants, exercises, and vesting options, are as follows for the years ended December 31 (in thousands, except per share amounts):

	Years Ended
	December 31,
	2019	2018	2017
Proceeds from stock options exercised	$4	$2	$3
Tax benefit related to stock options exercised(1)	N/A	N/A	N/A
Intrinsic value of stock options exercised(2)	$—	$—	$1
Weighted-average fair value of options granted	$1.51	$1.38	$3.45
Total fair value of shares vested during the year	$587	$1,191	$1,286

(1)

Excess tax benefits received related to stock option exercises are presented as operating cash inflows. For the periods presented, the Company did not receive a tax benefit related to the exercise of stock options due to its net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the strike price of the stock on the date of grant.

Stock Option Activity

2019 Stock Option Activity

There were no material option grants in 2019.

2018 Stock Option Activity

Effective January 25, 2018, the Compensation Committee of the Board awarded 360,000 non-qualified stock options to purchase shares of common stock to certain employees of the Company. These awards were valued at $2.11 per share and expire 10 years from the grant date. The options vest ratably over the 36-month period, commencing on February 25, 2018.

2017 Stock Option Activity

•

Effective February 6, 2017, the Compensation Committee of the Board issued 122,200 non-qualified stock options to purchase shares of common stock to certain employees of the Company. These awards were issued at $7.75 per share, the closing market price of common stock on the grant date, and expire 10 years from the grant date. Vesting periods for options are as follows: (i) for the 117,200 options awarded to existing employees, one-half vest on the first anniversary of grant date and one-half vest on the second anniversary of the grant date and (ii) for the 5,000 options awarded to new employees, 25% vest on February 6, 2018 and the remainder vest ratably over the 36-month period, commencing on March 6, 2018.

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

•

Effective November 7, 2017, the Compensation Committee of the Company’s board of directors issued 85,200 non-qualified stock options to purchase shares of common stock to certain employees of the Company. These awards were issued at $3.00 per share, the closing market price of the Company’s common stock on the grant date, and expire 10 years from the grant date. Vesting periods for options are as follows: one-half vest on the first anniversary of the grant date and one-half vest ratably monthly commencing thirteen months after the grant date through the twenty-fourth month.

Restricted Stock Units

2019 Restricted Stock Units Activity

•

Under the 2018 Plan, the Company granted approximately 1.4 million RSUs to certain employees of the Company as part of the Company’s 2019 bonus programs. 715,000 of these RSUs are subject to time-based vesting and were valued at which was the closing share price on the date of grant. The remaining 685,000 awards vest based on certain Company performance criteria.  Additionally, the Company issued approximately 175,000 RSUs to certain employees as part of the quarter bonus program.  The fair value of these awards varied and were based on closing market share price on the date of grant.

•	In 2019, the Compensation Committee of the Board issued 518,132 RSUs to Board members including 98,738 RSUs to Mike DiTolla who joined the Board in the third quarter of 2019.
•	Additional RSUs were granted to certain new hires during 2019, none of which were individually material.

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

Effective September 10, 2018 and September 21, 2018, respectively, the Compensation Committee of the Board granted the following:

•

650,000 shares to the Company’s President and Chief Executive Officer. These awards were valued at $2.17 per share, the closing price of the Company’s common stock on the grant date. Vesting periods for the awards are as follows: (i) 54% of the total grant is subject to time vesting with 33% vesting on August 7, 2018 and the remaining 67% vesting ratably semi-annually over the two-year period commencing on February 7, 2020; and (ii) 46% of the awards is subject to specific 2019 , 2020 and 2021 performance criteria, with vesting upon satisfaction of the applicable performance criteria, subject to continued service through the applicable vesting dates.

•

30,388 shares to certain employees of the Company. These awards were valued at $2.06 per share, the closing price of the Company’s common stock on the grant date. Vesting periods for the awards are as follows: (i) 50% of 24,271 shares vest on September 10, 2018 and the remaining 50% vest on September 10, 2020; and (ii) 6,117 shares fully vest on March 15, 2018 , subject to continued service through the applicable vesting dates.

Effective May 14, 2018 , the Compensation Committee of the Board granted the following:

•

1,193,850 shares to certain Board members, employees and consultants of the Company. These awards were valued at $1.45 per share, the closing price of the Company’s common stock on the grant date, and vest 40% on December 31, 2018 and 60% on December 31, 2018 , subject to continued service through the applicable vesting dates.

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

Effective June 15, 2018 , the Board granted 155,000 RSUs to two new Board members. These awards were valued at $1.25 per share, the closing price of the Company’s common stock on the grant date, and vest fully on May 9, 2018 .

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

The following table summarize RSU activity under the 2002 and 2018 Plans (in thousands):

Shares
Unvested restricted stock units, January 1, 2017	84
Granted	470
Vested	(81)
Forfeited or cancelled	(115)
Unvested restricted stock units, December 31, 2017	358
Granted	2,836
Vested	(604)
Forfeited or cancelled	(427)
Unvested restricted stock units, December 31, 2018	2,163
Granted	2,432
Vested	(604)
Forfeited or cancelled	(427)
Unvested restricted stock units, December 31, 2019	3,564

Inducement Stock-Based Awards

Inducement Activity

There were no new grants relating to inducements for the year ended December 31, 2019. Approximately 124,000 options were canceled and 308,455 remain outstanding at December 31, 2019.

2017 Inducement Activity

•

On March 13, 2017, and as amended on April 19, 2017, in connection with the hiring of a new Vice President of Sales, the Compensation Committee of the Board awarded non-qualified stock options to purchase 80,000 shares of BIOLASE common stock. This award was issued at $5.85 per share, the closing market price of the Company’s common stock on the grant date, and expires 10 years from the grant date. Vesting periods for the options are as follows: (i) two-fifths of the total grant is subject to time vesting with 25% vesting as of March 13, 2018 and the remaining 75% vesting ratably monthly over a 36-month period commencing on March 13, 2018 , and (ii) three-fifths of the total grant is subject to specific 2017 and 2018 performance criteria, with vesting upon satisfaction of the applicable performance criteria. This award was forfeited upon the departure of the Vice President of Sales in November 2017.

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

Deferred Compensation Plan

In July 2019, the Company introduced a Deferred Compensation Plan pursuant to the Internal Revenue Code Section 409A.  The purpose of the plan is to provide income deferral opportunities to certain eligible employees. During the period ended December 31, 2019, the Company had four individuals enrolled however none of the grants that vested in 2019 were eligible for this program.

NOTE 9 — SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. Sales to customers located in the United States accounted for approximately 60%, 62%, and 62% of net revenue and international sales accounted for approximately 40%, 38%, and 38% of net revenue for the years ended December 31, 2019, 2018, and 2017, respectively. No individual international country outside the United States represented more than 10% of net revenue during the years ended December 31, 2019, 2018, and 2017.

Long-lived assets by geographic location was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$908	$1,673	$3,347
International	285	302	327
	$1,193	$1,975	$3,674

NOTE 10 — CONCENTRATIONS

Revenue from the Company’s products for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Years Ended December 31,
	2019		2018		2017
Laser systems	$22,842	60.4%	$29,733	64.4%	$29,121	62.0%
Imaging systems	$619	1.6%	1,694	3.7%	3,685	7.9%
Consumables and other	$7,164	19.0%	8,287	18.0%	7,332	15.6%
Services	$7,162	19.0%	6,429	13.9%	6,660	14.2%
License fees and royalties	$12	—%	12	—%	128	0.3%
Total revenue	$37,799	100.0%	$46,155	100.0%	$46,926	100.0%

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2019. One individual customer represented approximately 12% of the Company’s accounts receivable at December 31, 2018.

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

NOTE 11 — SUBSEQUENT EVENTS

Lease Agreements

On January 22, 2020, the Company entered into a five-year real property lease agreement for an approximately 11,000 square foot facility in Corona, California where it will move its manufacturing operations. The lease commences on July 1, 2020. Future minimum rent payments under this lease are approximately $0.5 million.

On February 4, 2020, the Company also entered into a sixty-six month real property lease agreement for office space of approximately 11,000 square feet of office space in Foothill Ranch, California.  The lease commences on July 1, 2020. Future minimum rent payments under this lease are approximately $2.1 million.

SWK Fourth Amendment

As of December 31, 2019, the Company was not in compliance with its debt covenants under its Credit Agreement (as amended) with SWK. In March 2020, the Company entered into a Fourth Amendment to its Credit Agreement with SWK. Under this Amendment, the financial covenant is amended to require consolidated unencumbered liquid assets of no less than $3.0 million as of any date of determination. The amendment also adjusted the Minimum Aggregate Revenue requirements.

Impact of Coronavirus (COVID-19) on Our Operations

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally  and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures have included dental office closures in Europe and the United States for all but emergency procedures. Our salespeople have been unable to call on dental customers during these closures. In addition, most dental shows and workshops scheduled in the first and second quarters of 2020 have been canceled. More than half of our sales each quarter typically occur in the last three weeks of the quarter. Given the dental office closures in Europe and the United States during the last three weeks of the first quarter of 2020, management anticipates a substantial decrease in sales for the quarter, Moreover, there is no assurance that sales will return to normal levels during the second quarter of 2020 or at any time thereafter. As of the date of the filing of this annual report on Form 10-K, management is evaluating all options to conserve cash and to obtain additional debt or equity financing and/or enter into a collaborative arrangement or sale of assets, to permit the Company to continue operations. However, the full impact of the COVID-19 outbreak continues to evolve and it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

BIOLASE, INC.

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2019, 2018, and 2017

(in thousands)

	Balance at	Charges
	Beginning	(Reversals) to Cost		Balance at
	of Year	or Expenses	Deductions	End of Year
Year Ended December 31, 2019:
Allowance for doubtful accounts	$850	$1,827	$(146)	$2,531
Allowance for sales returns	210	—	—	$210
Allowance for tax valuation	46,967	6,366	(111)	$53,222
Year Ended December 31, 2018:
Allowance for doubtful accounts	$802	$469	$(421)	$850
Allowance for sales returns	210	—	—	210
Allowance for tax valuation	40,866	6,101	—	46,967
Year Ended December 31, 2017:
Allowance for doubtful accounts	$1,209	$(401)	$(6)	$802
Allowance for sales returns	210	—	—	210
Allowance for tax valuation	54,310	(13,444)	—	40,866

S-1