Form 10-Q
period 2020-03-31
BIOLASE, INC
filed 2020-05-08
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock at par value $0.001 per share	BIOL	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

As of May 4, 2020, the registrant had 31,743,102 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,511	$5,789
Restricted cash	312	312
Accounts receivable, less allowance of $3,560 and $2,531 in 2020 and 2019, respectively	4,749	8,760
Inventory	12,192	10,995
Prepaid expenses and other current assets	1,205	1,163
Total current assets	19,969	27,019
Property, plant, and equipment, net	1,017	1,193
Goodwill	2,926	2,926
Right of use asset	135	276
Other assets	484	433
Total assets	$24,531	$31,847
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,056	$5,332
Accrued liabilities	4,079	4,744
Deferred revenue, current portion	1,982	2,237
Term loan (net of discount)	13,562	13,466
Total current liabilities	23,679	25,779
Deferred revenue	390	358
Warranty accrual	246	245
Other liabilities	1,107	1,123
Total liabilities	25,422	27,505
Commitments and contingencies — Note 11
Redeemable preferred stock:
Preferred stock, par value $0.001 per share; 1,000 shares authorized, 70 and 70 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3,965	3,965
Total redeemable preferred stock	3,965	3,965
Stockholders' equity:
Common stock, par value $0.001 per share; 40,000 shares authorized, 31,582 and 31,439 shares issued and 31,537 and 31,439 outstanding as of March 31, 2020 and December 31, 2019, respectively	32	31
Additional paid-in-capital	236,384	235,594
Accumulated other comprehensive loss	(719)	(701)
Accumulated deficit	(240,553)	(234,547)
Total stockholders' (deficit) equity	(4,856)	377
Total liabilities, redeemable preferred stock and stockholders' (deficit) equity	$24,531	$31,847

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Net revenue	$4,783	$10,326
Cost of revenue	3,430	6,804
Gross profit	1,353	3,522
Operating expenses:
Sales and marketing	2,704	3,879
General and administrative	3,010	2,393
Engineering and development	991	1,424
Change in fair value of patent litigation settlement liability	—	190
Total operating expenses	6,705	7,886
Loss from operations	(5,352)	(4,364)
Loss on foreign currency transactions	84	43
Interest expense	589	478
Non-operating loss (income), net	673	521
Loss before income tax provision	(6,025)	(4,885)
Income tax provision	(19)	15
Net loss	(6,006)	(4,900)
Other comprehensive income item:
Foreign currency translation adjustment	(18)	(55)
Comprehensive loss	$(6,024)	$(4,955)
Net loss per share:
Basic	$(0.19)	$(0.23)
Diluted	$(0.19)	$(0.23)
Shares used in the calculation of net loss per share:
Basic	31,509	21,134
Diluted	31,509	21,134

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND

STOCKHOLDERS' (DEFICIT) EQUITY

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2020	2019
Total redeemable preferred stock, beginning balance	$3,965	$—
Issuance of Redeemable preferred stock	—	—
Total redeemable preferred stock, ending balance	$3,965	$—

Common stock and additional paid-in capital:
Beginning balance	235,625	228,451
Issuance of common stock upon exercise of options	—	3
Settlement of liability awards	151	202
Stock offering costs	—	—
Stock-based compensation expense	640	634
Ending balance	236,416	229,290
Accumulated other comprehensive loss:
Beginning balance	(701)	(670)
Other comprehensive loss	(18)	(55)
Ending balance	(719)	(725)
Accumulated deficit
Beginning balance	(234,547)	(216,692)
Net loss	(6,006)	(4,900)
Ending balance	(240,553)	(221,592)
Total stockholders' (deficit) equity, ending balance	$(4,856)	$6,973

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(6,006)	$(4,900)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	177	258
Provision for bad debts	987	19
Amortization of discounts on lines of credit	46	38
Amortization of debt issuance costs	50	49
Stock-based compensation	719	757
Deferred income taxes	(32)	(5)
Earned interest income, net	—	(1)
Change in fair value of patent litigation settlement liability	—	190
Changes in operating assets and liabilities:
Accounts receivable	3,024	(650)
Inventory	(1,197)	225
Prepaid expenses and other current assets	(142)	463
Accounts payable and accrued liabilities	(1,541)	(1,514)
Deferred revenue	(219)	37
Net cash and cash equivalents used in operating activities	(4,134)	(5,034)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(9)	(8)
Net cash and cash equivalents used in investing activities	(9)	(8)
Cash Flows from Financing Activities:
Payments of equity offering costs	(117)	—
Proceeds from exercise of stock options	—	3
Net cash and cash equivalents (used in) provided by financing activities	(117)	3
Effect of exchange rate changes	(18)	(49)
Decrease in cash, cash equivalents and restricted cash	(4,278)	(5,088)
Cash, cash equivalents and restricted cash, beginning of period	6,101	8,356
Cash, cash equivalents and restricted cash, end of period	$1,823	$3,268
Supplemental cash flow disclosure:
Cash paid for interest	$485	$430
Cash paid for income taxes	$28	$31
Cash paid for operating leases	$192	$189
Non-cash accrual for capital expenditures	$7	$24
Non-cash right-of-use assets obtained in exchange for lease obligation	$—	$824

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of BIOLASE and its wholly-owned subsidiaries and have been prepared on a basis consistent with the December 31, 2019 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. These unaudited, interim, consolidated financial statements do not include all the footnotes, presentations, and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements.

The consolidated results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, included in BIOLASE’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “2019 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred a loss from operations and a net loss, and used cash in operating activities for the three months ended March 31, 2020. The Company’s recurring losses, level of cash used in operations, and need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Fourth Amendment to the SWK Loan

As of December 31, 2019, the Company was not in compliance with certain of its loan covenants under the Term Loan (as defined below). On March 25, 2020 the Company and SWK Funding, LLC entered into a Fourth Amendment to the Credit Agreement and granted the Company a waiver of such covenants through March 31, 2020. The Fourth Amendment included revisions to the financial covenants and to the warrant price for the SWK warrants. See Note 9 for additional information.

Due to the uncertainty surrounding the Company’s continued inability to meet debt covenants in addition to the uncertainties surrounding the impact of COVID-19 on the Company’s business, the Company is not forecasting compliance with its debt covenants in the next twelve months and has classified the Term Loan with SWK Funding, LLC (the “Term Loan”) as a short-term liability.

As of March 31, 2020, the Company had negative working capital of approximately $3.7 million. The Company’s principal sources of liquidity as of March 31, 2020 consisted of approximately $1.8 million in cash, cash equivalents and restricted cash and $4.7 million of accounts receivable, net.

In order for the Company to continue operations beyond the next 12 months and be able to discharge its liabilities and commitments in the normal course of business, the Company must increase sales of its products, control or potentially reduce expenses and establish profitable operations in order to generate cash from operations or obtain additional funds when needed.

Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, the extent of the Company’s revenue from ventilator sales, the COVID-19 pandemic and the actions taken to contain it, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will be able to successfully enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to its stockholders.

COVID-19 Risk and Uncertainties and CARES Act

Additionally, on January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, tax and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures have included dental office closures in Europe and the United States for all but emergency procedures. Our salespeople have been unable to call on dental customers during these closures. In addition, most dental shows and workshops scheduled in the first and second quarters of 2020 have been canceled. There is no assurance that sales will return to normal levels during the second quarter of 2020 or at any time thereafter.  However, the full impact of the COVID-19 outbreak continues to evolve and it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce and have taken actions to mitigate the impact including among other things, temporary reductions in pay, furloughs of certain positions along with deferrals in payment for cash preservation. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.

We continue to examine the impact that the CARES Act may have on our business. Currently, we are unable to determine the impact that the CARES Act will have on our financial condition, results of operations, or liquidity.

Paycheck Protection Program Loan (“PPP Loan”)

On April 14, 2020, Biolase, Inc., was granted a loan from Pacific Mercantile Bank in the aggregate amount of $2,980,000.00, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The PPP Loan, which was in the form of a Note dated April 13, 2020 issued by the Company, matures on April 13, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 1, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2019 Form 10-K. Management believes that there have been no significant changes during the three months ended March 31, 2020 in the Company’s critical accounting policies from those disclosed in Item 7 of the 2019 Form 10-K.

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

The Company’s financial instruments, consisting of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and the SWK Loan as discussed in Note 9, approximate fair value because of the nature of these items.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the three-month periods ended March 31, 2020 and 2019, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. This ASU was issued because the London Interbank Offered Rate (LIBOR) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. At the end of 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). The Company is currently evaluating alternative benchmark rates to replace LIBOR and is still in the process of evaluating the impact that adopting this new accounting standard will have on its consolidated financial statements and related disclosures.

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

Revenue from products and services transferred to customers at a single point in time accounted for 74% and 84% of net revenue for the three months ended March 31, 2020 and March 31, 2019, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale laser systems, imaging systems, and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 26% and 16% of net revenue for the three months ended March 31, 2020 and March 31, 2019, respectively. The majority of the Company’s revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $0.5 million and $0.6 million as of March 31, 2020 and December 31, 2019, respectively.

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

	March 31,	December 31,
	2020	2019
Undelivered elements (training, installation, product and support services)	$476	$559
Extended warranty contracts	1,896	2,063
Total deferred revenue	2,372	2,622
Less long-term portion of deferred revenue	390	385
Total deferred revenue — long -term	390	385
Deferred revenue — current	$1,982	$2,237

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at March 31, 2020 and December 31, 2019.

The amount of revenue recognized during the three months ended March 31, 2020 that was included in the opening contract liability balance related to undelivered elements was $0.1 million and related to extended warranty contracts was $1.0 million.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019
United States	$3,129	$6,116
International	1,654	4,210
	$4,783	$10,326

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenue recognized over time	$1,260	$1,698
Revenue recognized at a point in time	3,523	8,628
Total	$4,783	$10,326

The Company’s sales by end market were as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2020	2019
End-customer	$2,340	$6,346
Distributors	2,443	3,980
	$4,783	$10,326

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

The revenue and percentages of revenue of the Company’s sales by product line were as follows for the periods indicated:

	Three Months Ended
	March 31,
	2020		2019
Laser systems	$2,051	42.9%	$5,964	57.8%
Imaging systems	—	—%	552	5.3%
Consumables and other	1,472	30.8%	2,112	20.5%
Services	1,260	26.3%	1,695	16.4%
License fees and royalties	—	—%	3	—%
Total revenue	$4,783	100.0%	$10,326	100.0%

Shipping and Handling Costs and Revenues

Shipping and freight costs are treated as fulfillment costs. For shipments to end-customers, the customer bears the shipping and freight costs and has control of the product upon shipment. For shipments to distributors, the distributor bears the shipping and freight costs, including insurance, tariffs and other import/export costs.

NOTE 4—REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

Redeemable Preferred Stock

The board of directors of Biolase (the “Board”), without further stockholder authorization, may from time to time authorize the issuance of up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, 500,000 shares are designated as Series B Junior Participating Cumulative Preferred Stock. In 2019, the Company sold Series E Convertible Preferred Shares in a private offering and as of March 31, 2020 and December 31, 2019, 69,565 of these shares were issued and outstanding.

The shares of Series E Preferred Stock automatically convert into shares of Common Stock upon receipt of the Requisite Stockholder Approval (as defined in the Certificate of Designations, Preferences and Rights of Series E Participating Convertible Preferred Stock. The shares of Series E Preferred Stock have no other conversion rights.

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

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2016, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, and directors of the Company, as well as consultants. As of March 31, 2020, a total of approximately 3.1 million shares of the Company’s common stock have been authorized for issuance under the 2002 Plan, of which approximately 1.0 million shares of the Company’s common stock have been issued pursuant to options that were exercised and restricted stock units (“RSUs”) that were settled in common stock and 1.2 million shares of common stock have been reserved for outstanding options and unvested RSUs, and no shares are available for future grants.

2018 Stock Incentive Plan

At the 2018 Annual Meeting, the Company’s stockholders approved the 2018 Long-Term Incentive Plan (as amended, the “2018 Plan”) which was amended by Amendment No. 1 to the 2018 Plan, approved by the Company’s stockholders at a special meeting on September 21, 2018 and Amendment No. 2 to the 2018 Plan, as approved by the Company’s stockholders on May 15, 2019. The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders.

Subject to the terms and conditions of the 2018 Plan, the number of shares authorized for grants under the 2018 Plan is 5.0 million. As of March 31, 2020, a total 2.3 million shares of the Company’s common stock have been reserved for outstanding options and unvested RSUs, and 0.8 million shares of the Company’s common stock remain available for future grants.

The Company recognized stock-based compensation expense of $0.7 million and $0.8 million, for the three months ended March 31, 2020 and 2019, respectively, based on the grant-date fair value. The net impact of stock-based compensation expense to earnings was $(0.02), and $(0.04) per basic and diluted share for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the Company had approximately $1.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that expense to be recognized over a weighted-average period of 1.5 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of revenue	$51	$82
Sales and marketing	210	160
General and administrative	425	441
Engineering and development	33	74
	$719	$757

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2020	2019
Expected term	5.9 years	6.1 years
Volatility	82.2%	86.2%
Annual dividend per share	$—	$—
Risk-free interest rate	1.25%	2.64%

A summary of option activity for the three months ended March 31, 2020 is as follows (in thousands, except per share data):

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value(1)
Options outstanding, December 31, 2019	1,287	$5.77		$—
Granted at fair market value	20	$0.77
Exercised	—	$—
Forfeited, cancelled, or expired	(32)	$8.87
Options outstanding at March 31, 2020	1,275	$5.61	5.68	$—
Options exercisable at March 31, 2020	1,061	$6.35	5.11	$—
Vested options expired during the quarter ended March 31, 2020	17	$13.2

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

A summary of unvested stock option activity for the three months ended March 31, 2020 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2019	254	$1.44
Granted	20	$0.54
Vested	(47)	$1.63
Forfeited or cancelled	(14)	$2.61
Unvested options at March 31, 2020	213	$1.25

Cash proceeds, along with fair value disclosures related to grants, exercises and vested options are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Proceeds from stock options exercised	$—	$3
Tax benefit related to stock options exercised (1)	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$—
Weighted-average fair value of options granted during period	$0.54	$1.53
Total fair value of shares vested during the period	$67	$342

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

Restricted Stock Units

There were no material grants made during the three months ended March 31, 2020, and the Company canceled approximately 840,000 grants with performance based vesting due to non achievement of the performance targets.

A summary of unvested RSU activity for the three months ended March 31, 2020 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs at December 31, 2019	3,564	$1.68
Granted	20	$0.38
Vested	(416)	$0.67
Forfeited or cancelled	(840)	$1.96
Unvested RSUs at March 31, 2020	2,328	1.63

Warrants

The Company issues warrants to acquire shares of the Company’s common stock as approved by the Board. A summary of warrant activity for the three months ended March 31, 2020 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2019	2,083	$6.12
Granted or Issued	—	$—
Exercised	—	$—
Forfeited, cancelled, or expired	—	$—
Warrants outstanding at March 31, 2020	2,083	$5.96
Warrants exercisable at March 31, 2020	2,083	$5.96
Vested warrants expired during the quarter ended March 31, 2020	—	$—

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

Outstanding stock options, RSUs and warrants to purchase approximately 3.4 million shares were not included in the calculation of diluted loss per share for the three months ended March 31, 2020, as their effect would have been anti-dilutive. For the same 2019 periods, anti-dilutive outstanding stock options and warrants to purchase 5.7 million shares were not included in the computation of diluted loss per share.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$4,465	$3,689
Work-in-process	1,475	1,064
Finished goods	6,252	6,242
Inventory	$12,192	$10,995

Inventory has been reduced by estimates for excess and obsolete amounts totaling $1.3 million and $1.3 million as of March 31, 2020 and December 31, 2019, respectively.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2020	2019
Building	$205	$209
Leasehold improvements	2,004	2,004
Equipment and computers	7,477	7,479
Furniture and fixtures	634	634
Construction in progress	34	27
Total	10,354	10,353
Accumulated depreciation and amortization	(9,496)	(9,322)
Property, plant, and equipment, net before land	858	1,031
Land	159	162
Property, plant, and equipment, net	$1,017	$1,193

Depreciation and amortization expense related to property, plant, and equipment totaled $0.2 million and $0.3 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of June 30, 2019 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment tests if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. Due to the uncertainty surrounding the impact of COVID-19 on the Company’s business, the Company performed an assessment at March 31, 2020 which resulted in no impairment required.  Beyond the impact of COVID-19, no events have occurred since June 30, 2019 through the date of these unaudited consolidated financial statements that would trigger further impairment testing of the Company’s intangible assets and goodwill.

As of March 31, 2020 and December 31, 2019, the Company had goodwill (indefinite life) of $2.9 million. As of March 31, 2020 and December 31, 2019, all intangible assets have been fully amortized and no amortization expense was recognized during the three months ended March 31, 2020 and 2019.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2020	2019
Payroll and benefits	$1,465	$1,726
Warranty accrual, current portion	911	865
Lease liability	140	323
Accrued professional services	443	330
Taxes	31	242
Accrued insurance premium	374	546
Other	715	712
Total accrued liabilities	$4,079	$4,744

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties for the three months ended March 31, 2020 and 2019 are included within accrued liabilities on the Consolidated Balance Sheets and were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Balance, January 1	$1,110	$1,308
Provision for estimated warranty cost	203	239
Warranty expenditures	(156)	(163)
Balance, March 31	1,157	1,384
Less warranty accrual, long-term	246	577
Total warranty accrual, current portion	$911	$807

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

NOTE 9—DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	March 31,	December 31,
	2020	2019
Term loan	$15,000	$15,000
Discount and debt issuance costs on term loan	(1,438)	(1,534)
Total	$13,562	$13,466

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

Borrowings under the PMB Loan bear interest at a daily rate equal to the prime rate published in the Wall Street Journal, plus 1.5% per annum; provided, that the interest rate in effect on any day shall not be less than 6.0% per annum. Additionally, the Company was required to pay an initial fee and is required to pay an annual fee of $52,500 as well as a termination fee equal to $30,000 in the event the Loan Agreement is terminated on or prior to October 28, 2020.

The Loan Agreement requires the Company to maintain unrestricted cash at the Lender plus unused availability under the PMB Loan in an amount equal to at least the Burn Rate. “Burn Rate” means the Company’s net profit/net loss plus depreciation plus amortization plus stock-based compensation, measured on a trailing three month basis. In addition, the Loan Agreement contains customary affirmative and negative covenants for financings of its type (subject to customary exceptions).

As of March 31, 2020 and December 31, 2019, the Company had no borrowings outstanding and unused availability under this credit facility of  $3.0 million and $2.7 million, respectively. The Company was in compliance with all debt covenants at March 31, 2020.

In April 2020, the Company drew $3.0 million under the PMB Loan. Additional information is discussed in Note 15 – Subsequent Events.

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“SWK”), pursuant to which the Company has borrowed $12.5 million (“SWK Loan”). The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement, repayment of the loan is interest-only for the first two years, paid quarterly with the option to extend the interest-only period. Principal repayments will begin in the first quarter of 2021 and will be approximately $0.7 million quarterly until the loan matures in the fourth quarter of 2023. The loan bears interest at the London Interbank Bank Offered Rate (“LIBOR”) plus 10% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists. Approximately $0.9 million of the proceeds from the SWK Loan were used to pay off all amounts owed to Western Alliance Bank under the business financing agreement entered into in 2018.

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

As of March 31, 2019, the Company was not in compliance with certain covenants in the Credit Agreement and in May 2019, SWK granted the Company a waiver of such covenants. On May 7, 2019, the Company and SWK agreed to amend the Credit Agreement (the “First Amendment) to increase the total commitment from $12.5 million to $15.0 million, and to revise the financial covenants to (a) adjust minimum revenue and EBITDA levels, (b) require the Company to have a shelf registration statement declared effective by the Securities and Exchange Commission before September 30, 2019, with a proposed maximum aggregate offering price of at least $10.0 million if the Company did not reach set minimum revenue levels for the three-month period ended September 30, 2019, and (c) require minimum liquidity of $1.5 million at all times. The First Amendment provided that if aggregate minimum revenue and EBITDA levels were not achieved by September 30, 2019, the minimum liquidity requirement would be increased to $3.0 million, until the Company has obtained additional equity or debt funding of no less than $5.0 million. In 2019, the Company obtained additional equity financing greater than $5.0 million. The Company borrowed the additional $2.5 million during the year ended December 31, 2019.

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

On September 30, 2019, BIOLASE, Inc entered into the Second Amendment to Credit Agreement (the “Second Amendment”) with SWK, in connection with that certain Credit Agreement, by and among the Company, SWK, and the lender parties thereto.  The Second Amendment amended the Credit Agreement to provide for a permitted inventory and accounts receivable revolving loan facility, secured by a first lien security interest in the Company’s inventory and accounts receivable, with a maximum principal amount of $5 million and with such other material terms and conditions acceptable to SWK in its commercially reasonable discretion. In addition, SWK agreed to waive the effect of the Company’s non-compliance with certain unencumbered liquid assets financial operating covenants as set forth in the Credit Agreement, and SWK agreed to forbear from exercising rights and remedies otherwise available to it in the event of such non-compliance through October 31, 2019, or earlier in the event that an additional equity or subordinated debt financing is consummated with gross proceeds of not less than $5 million, or in the event of a default under the Credit Agreement.

On November 6, 2019, the Company agreed to further amend the Credit Agreement. Pursuant to the Third Amendment, SWK granted the Company a waiver of the Company’s non-compliance with certain financial covenants in the Credit Agreement. Also pursuant to the Third Amendment, the Company and SWK agreed to (i) revise financial covenants to adjust minimum revenue and EBITDA levels and (ii) remove the automatic increase of the minimum liquidity requirement based on certain aggregate minimum revenue and EBITDA levels as of September 30, 2019 (which was added pursuant to the First Amendment). In connection with the Third Amendment, the Company consolidated the SWK Warrants issued to SWK on November 9, 2018 and May 7, 2019. The price was adjusted to $1.00 and the impact of this was de minimis.

As of December 31, 2019, the Company was not in compliance with the covenants under the Credit Agreement, as amended, and on March 25, 2020, the Company agreed to further amend the Credit Agreement (“Fourth Amendment”). Pursuant to the Fourth Amendment to the Credit Agreement, SWK granted the Company a waiver of the Company’s non-compliance with certain financial covenants contained in the Credit Agreement through March 31, 2020. Also pursuant to the Fourth Amendment, the Company and SWK agreed to (i) revise financial covenants to adjust minimum revenue and EBITDA levels and (ii) revise the financial covenant with respect to required unencumbered liquid assets.

The Company does not anticipate it will regain compliance with the financial covenants under the Credit Agreement by June 30, 2020 due to the uncertainty surrounding the impact of COVID-19 on its business. Therefore the Term Loan is classified as a current liability in the unaudited consolidated balance sheets.

The Company recognized approximately $0.6 million and $0.5 million in interest expense for the three months ending March 31, 2020 and 2019, respectively.  The weighted-average interest rate as of March 31, 2020 was 12.25%.

Western Alliance Warrants

On March 6, 2018, the Company issued to Western Alliance warrants (the “Original Western Alliance Warrants”) to purchase up to the number of shares of common stock equal to $120,000 divided by the applicable exercise price at the time such warrants are exercised. The Original Western Alliance Warrants are fully vested and exercisable. The Original Western Alliance Warrants may be exercised with a cash payment from Western Alliance, or, in lieu of a cash payment, Western Alliance may convert the warrants into a number of shares, in whole or in part. The initial exercise price of the warrants was $2.35 per share. On September 27, 2018, the Company entered into the Second Modification Agreement to amend the Original Business Financing Agreement. In connection with the Second Modification Agreement, the Original Western Alliance Warrants were terminated, and the Company issued new warrants (the “Western Alliance Warrants”) to purchase up to the number of shares of common stock equal to $120,000 divided by the exercise price of $2.13, which was the closing price of the Company’s common stock on September 27, 2018. The Western Alliance Warrants are immediately exercisable and expire on September 27, 2028. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price.

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

In November 2019, these warrants were consolidated and the strike price was adjusted to $1.00, and in March 2020, the strike price was adjusted a second time to $0.49.  The impact of both reprice events was de minimis to the unaudited consolidated financial statements.

DPG Warrants

In connection with the SWK Loan, the Company paid a finder’s fee to Deal Partners Group of $0.4 million cash and issued warrants to purchase up to 279,851 shares of common stock (the “DPG Warrants”). The DPG Warrants were issued on November 14, 2018, were exercisable immediately, and expire on November 9, 2026. The exercise price of the DPG Warrants is $1.34 which was the average closing price of the Company’s common stock for the ten trading days immediately preceding November 9, 2018. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the DPG Warrants of $0.3 million was estimated using the Black Scholes option pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%. In November 2019, the exercise price of the DPG Warrants issued on November 9, 2018 was adjusted from $1.34 per share to $0.8767 per share and the exercise price of the DPG Warrants issued on May, 2019 was adjusted from $2.17 per share to $1.4197 per share. The impact of the reprice was de minimis to the unaudited consolidated financial statements.

The value of both the SWK Warrants and the DPG Warrants was recognized as a discount on the SWK Loan and are being amortized on a straight-line basis which approximates the effective-interest method, over the loan term of five years. Additionally, based on the adoption of ASU 2017-11 in the fourth quarter of 2018, these warrants are classified as equity in the consolidated balance sheet as of March 31, 2020.

The future minimum principal and interest payments as of March 31, 2020 are as follows (in thousands):

	Principal	Interest (1)
2020	—	1,388
2021	2,100	1,793
2022	2,800	1,472
2023	10,100	2,455
Total future payments	$15,000	$7,108

(1) estimated using LIBOR rates as at March 31, 2020

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

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

Three Months Ended,
March 31, 2020
Cash paid for operating lease liabilities	$192
Right-of-use assets obtained in exchange for new operating lease obligations	—
Weighted-average remaining lease term	—
Weighted-average discount rate	0.0%

The Company allocates lease cost amongst lease and non-lease components. The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of March 31, 2020 for leases that have commenced were as follows (in thousands):

Due in 12 month period ended March 31,
2020	$138
2021	7
Thereafter	—
$145
Less imputed interest	(5)
Total lease liabilities	$140

Current operating lease liabilities	140
Non-current lease liabilities	—
Total lease liabilities	$140

As of March 31, 2020, right-of-use assets were $0.1 million and lease liabilities were $0.1 million. During the three months ended March 31, 2020, the Company entered into two new real property leases which will commence in July 1, 2020.  The Company expects to recognize a right-of-use asset and an offsetting lease liability in the amount of $1.8 million in the unaudited consolidated balance sheet upon lease commencement.

Future minimum rental commitments under lease agreements, as of March 31, 2020, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

Year Ended
December 31,
2020 (nine months)	$217
2021	448
2022	481
2023	492
2024	503
2025 and thereafter	462
Total future minimum lease obligations	$2,603

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

On January 25, 2019 (the “Effective Date”), BIOLASE entered into a settlement agreement (the “Settlement Agreement”) with CAO. Pursuant to the Settlement Agreement, CAO agreed to dismiss with prejudice the lawsuits filed by CAO against the Company in April 2012 and January 2018. In addition, CAO granted to the Company and its affiliates a non-exclusive, non-transferable (except as provided in the Settlement Agreement), royalty-free, fully-paid, worldwide license to the licensed patents for use in the licensed products and agreed not to sue the Company, its affiliates or any of its manufacturers, distributors, suppliers or customers for use of the licensed patents in the licensed products, and the parties agreed to a mutual release of claims. The Company agreed (i) to pay to CAO, within five days of the Effective Date, $500,000 in cash, (ii) to issue to CAO, within 30 days of the Effective Date, 500,000 restricted shares of common stock of the Company (the “Stock Consideration”), and (iii) to pay to CAO, within 30 days of December 31, 2021, an amount in cash equal to the difference (if positive) between $1,000,000 and the value of the Stock Consideration on December 31, 2021. The Stock Consideration vests and becomes transferrable on December 31, 2021, subject to the terms of a restricted stock agreement to be entered into between the parties. The Company considered this a Type I subsequent event and recognized a $1.5 million contingent loss on patent litigation settlement in its statement of operations for the year ended December 31, 2018. In January 2019, the Company paid CAO $500,000 in cash. On January 31, 2019, the case was dismissed with prejudice. During the three-month period ended March 31, 2019, the Company recorded an additional loss on patent litigation of $0.2 million which represented the change in fair value of the restricted stock to be issued to CAO at March 31, 2019. Subsequent to March 31,2019, the Company reversed the additional loss commensurate with the fluctuations in the Company’s share price. As of March 31, 2020 and December 31, 2019, the accrued liability relating to this agreement was $1.0 million.

NOTE 12—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three months ended March 31, 2020, sales to customers in the United States accounted for approximately 65% of net revenue and international sales accounted for approximately 35% of net revenue, respectively. No individual country, other than the United States, represented more than 10% of total net revenue during the three months ended March 31, 2020 or 2019.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
United States	$3,129	$6,116
International	1,654	4,210
	$4,783	$10,326

Property, plant, and equipment by geographic location was as follows (in thousands):

	March 31,	December 31,
	2020	2019
United States	$742	$908
International	275	285
	$1,017	$1,193

NOTE 13—CONCENTRATIONS

Revenue from the Company’s products for the three months ended March 31, 2020 and 2019 are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2020		2019
Laser systems	$2,051	42.9%	$5,964	57.8%
Imaging systems	—	—%	552	5.3%
Consumables and other	1,472	30.8%	2,112	20.5%
Services	1,260	26.3%	1,695	16.4%
License fees and royalties	—	—%	3	—%
Total revenue	$4,783	100.0%	$10,326	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three months ended March 31, 2020 or 2019.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

One individual customer represented more than 10% of the Company’s accounts receivable at March 31, 2020 and December 31, 2019.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three months ended March 31, 2020 and 2019. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three months ended March 31, 2020 and March 31, 2019, the Company recorded an income tax benefit of $19,000 and a provision of $15,000, respectively, resulting in an effective tax rate of 0.2% and 0.3%, respectively. The income tax provisions for the three months ended March 31, 2020 and 2019 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

NOTE 15—SUBSEQUENT EVENT

Paycheck Protection Program Loan

On April 14, 2020, Biolase, Inc., was granted a loan from Pacific Mercantile Bank in the aggregate amount of $2,980,000, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The PPP Loan, which was in the form of a Note dated April 13, 2020 issued by the Company, matures on April 13, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 1, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, amounts spent on authorized purchases over eight weeks after receiving the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

Revolving Credit Facility

In April 2020, the Company borrowed $3.0 million under the PMB Loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes of BIOLASE, Inc. (“BIOLASE”) and its consolidated subsidiaries (together with BIOLASE, the “Company,” “we,” “our,” or “us”) included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “2019 Form 10-K”). In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements, predictions, or expectations regarding market opportunities, future products and services and enhancements of existing products and services, potential collaborations, our use of proceeds from the PPP Loan (as defined below), seasonality and the reasons therefor, operating and other expenses, anticipated cash needs, our strategy and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “outlook,” “potential,” “plan,” “seek,” and similar expressions and variations or the negatives of these terms or other comparable terminology.

The forward-looking statements contained in this Form 10-Q are based on the expectations, estimates, projections, beliefs, and assumptions of our management based on information available to management as of the date on which this Form 10-Q was filed with the SEC, all of which are subject to change. Forward-looking statements are subject to risks, uncertainties, and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	losses that we have experienced and doubt about our ability to continue as a going concern as of March 31, 2020;
•	the coronavirus outbreak, the effects of the COVID-19 pandemic and the actions taken to contain it;
•	uncertainty around forgiveness of the PPP Loan;
•	global economic uncertainty and volatility in financial markets;
•	inability to raise additional capital on terms acceptable to us;
•	our relationships with, and the efforts of, third-party distributors;
•	failure in our efforts to train dental practitioners or to overcome the hesitation of dentists and patients to adopt laser technologies;
•	inconsistencies between future data and our clinical results;
•	competition from other companies, including those with greater resources;
•	our inability to successfully develop and commercialize enhanced or new products that remain competitive with products or alternative technologies developed by others;
•	the inability of our customers to obtain third-party reimbursement for their use of our products;
•	limitations on our ability to use net operating loss carryforwards;
•	problems in manufacturing our products;

•	warranty obligations if our products are defective;
•	adverse publicity regarding our technology or products;
•	adverse events to our patients during the use of our products, regardless of whether caused by our products;
•	issues with our suppliers, including the failure of our suppliers to supply us with a sufficient amount or adequate quality of materials;
•	rapidly changing standards and competing technologies;
•	our inability to effectively manage and implement our growth strategies;
•	risks associated with operating in international markets, including potential liabilities under the Foreign Corrupt Practices Act;
•	breaches of our information technology systems;
•	seasonality;
•	litigation, including the failure of our insurance policies to cover certain expenses relating to litigation;
•	disruptions to our operations at our primary facility;
•	loss of our key management personnel or our inability to attract or retain qualified personnel;
•

risks and uncertainties relating to acquisitions, including difficulties integrating acquired businesses successfully into our existing operations and risks of discovering previously undisclosed liabilities;

•

continued failure to meet covenants in the Credit Agreement dated as of November 9, 2018 (as amended from time to time, the “Credit Agreement”), by and between BIOLASE and SWK Funding, LLC and related risks of foreclosure triggered by an event of default under the Credit Agreement;

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

Further information about factors that could materially affect the Company, including our results of operations and financial condition, is contained under “Risk Factors” in Item 1A in the 2019 Form 10-K and in Item 1A to this Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is the only effective, safe solution to preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We also offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. As of March 31, 2020 we have approximately 261 issued and 52 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through March 31, 2020, we sold over 41,200 laser systems in over 80 countries around the world. Contained in this total are approximately 13,400 Waterlase systems, including over 8,900 Waterlase MD, MDX, Express and iPlus systems.

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

Recent Developments

Impact of Coronavirus (COVID-19) on Our Operations

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The novel coronavirus has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures have included dental office closures worldwide for all but emergency procedures, for the most part. The ability of our salespeople to call on dental customers during these closures has been greatly limited. In addition, most dental shows and workshops scheduled in the first and second quarters of 2020 have been canceled. As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from our operations during the first quarter of 2020 were negatively impacted. The full impact of the COVID-19 outbreak continues to evolve and the full magnitude that the pandemic may have on our financial condition, liquidity, and future results of operations remains uncertain.  There is no assurance that sales will return to normal levels during the second quarter of 2020 or at any time thereafter.

Paycheck Protection Program Loan

On April 14, 2020, BIOLASE was granted a loan from Pacific Mercantile Bank (the “PPP Loan”) in the aggregate amount of $2,980,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid Relief and Economic Securities (CARES) Act, which was enacted March 27, 2020.

The PPP Loan, which was in the form of a Note dated April 13, 2020 issued by the Company, matures on April 13, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 1, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, amounts spent on authorized purchases over eight weeks after receiving the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

SWK Fourth Amendment

As of December 31, 2019, the Company was not in compliance with its debt covenants under its credit agreement (as amended) with SWK Funding, LLC. In March 2020, the Company entered into a Fourth Amendment to its Credit Agreement with SWK. Under this Amendment, the financial covenant is amended to require consolidated unencumbered liquid assets of no less than $3.0 million as of any date of determination. The amendment also adjusted the Minimum Aggregate Revenue requirements.

Revolving Credit Facility

In April 2020, the Company borrowed $3.0 million in connection with its credit facility with Pacific Mercantile Bank (the “PMB Loan”).

Portable Ventilator Partnership

In April, 2020, the Company entered into a partnership with an intensive care equipment manufacturer to supply ICU-grade portable ventilators through BIOLASE’s FDA-registered manufacturing facility.

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2019 Form 10-K. There have been no significant changes during the three months ended March 31, 2020 in our critical accounting policies from those disclosed in Item 7 of the 2019 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020		2019
Products and services	$4,783	100.0%	$10,326	100.0%
Cost of revenue	3,430	71.7%	6,804	65.9%
Gross profit	1,353	28.3%	3,522	34.1%
Operating expenses:
Sales and marketing	2,704	56.5%	3,879	37.6%
General and administrative	3,010	62.9%	2,393	23.2%
Engineering and development	991	20.7%	1,424	13.8%
Change in fair value of patent litigation settlement liability	—	0.0%	190	1.8%
Total operating expenses	6,705	140.2%	7,886	76.4%
Loss from operations	(5,352)	(111.9)%	(4,364)	(42.3)%
Non-operating loss, net	673	14.1%	521	5.0%
Loss before income taxes	(6,025)	(126.0)%	(4,885)	(47.3)%
Income tax provision	(19)	(0.4)%	15	0.1%
Net loss	$(6,006)	(125.6)%	$(4,900)	(47.4)%

Non-GAAP Disclosure

In addition to the financial information prepared in conformity with GAAP, we provide certain historical non-GAAP financial information. Management believes that these non-GAAP financial measures assist investors in making comparisons of period-to-period operating results and that, in some respects, are indicative of our ongoing core performance. In 2019, we revised our non-GAAP financial measures to include the change in allowance for doubtful accounts in an effort to better align Adjusted EBITDA with our loan covenants and how management evaluates business performance. Prior year non-GAAP disclosures have been revised to conform to the current definition of Adjusted EBITDA.

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

Non-GAAP Net Loss

Adjusted EBITDA

Management uses Adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation and amortization, stock-based compensation, allowance for doubtful accounts and the change in fair value of our patent litigation settlement liability. Management uses adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by us may be different from similarly named non-GAAP financial measures used by other companies.

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Three Months Ended
	March 31,
	2020	2019
GAAP net loss attributable to common stockholders	$(6,006)	$(4,900)
Deemed dividend on convertible preferred stock	—	—
GAAP net loss	$(6,006)	$(4,900)
Adjustments:
Interest expense, net	589	478
Income tax (benefit) provision	(19)	15
Depreciation and amortization	177	258
Change in fair value of patent litigation settlement liability	—	190
Change in allowance for doubtful accounts	987	—
Stock-based and other non-cash compensation	719	757
Adjusted EBITDA	$(3,553)	$(3,202)

Comparison of Results of Operations

Three months ended March 31, 2020 and 2019

Net Revenue: The following table summarizes our unaudited net revenues by category, including each category’s percentage of our total revenue, for the three months ended March 31, 2020 and March 31, 2019, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020		2019
Laser systems	$2,051	42.9%	$5,964	57.8%
Imaging systems	—	—%	552	5.3%
Consumables and other	1,472	30.8%	2,112	20.5%
Services	1,260	26.3%	1,695	16.4%
Total products and services	4,783	100.0%	10,323	100.0%
License fees and royalty	—	—%	3	—%
Net revenue	$4,783	100.0%	$10,326	100.0%

Typically, we experience fluctuations in revenue from quarter to quarter due to seasonality. Revenue in the first quarter typically is lower than average, and revenue in the fourth quarter typically is higher than average, due to the buying patterns of dental practitioners. We believe that this trend exists because a significant number of dentists purchase their capital equipment towards the end of the calendar year in order to maximize their practice earnings while seeking to minimize their taxes. They often use certain tax incentives, such as accelerated depreciation methods for purchasing capital equipment, as part of their year-end tax planning. In addition, revenue in the third quarter may be affected by vacation patterns which can cause revenue to be flat or lower than in the second quarter of the year. Our historical seasonal fluctuations may also be impacted by sales promotions used by large dental distributors that encourage end-of-quarter and end-of-year buying in our industry.

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended March 31, 2020 and March 31, 2019, as well as the amount of change and percentage of change in each geographic revenue category, (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2020		2019		Change	Change
United States	$3,129	65.4%	$6,116	59.2%	$(2,987)	(48.8)%
International	1,654	34.6%	4,210	40.8%	(2,556)	(60.7)%
Net revenue	$4,783	100.0%	$10,326	100.0%	$(5,543)	(53.7)%

Total net revenue decreased by $5.5 million or 53.7% during the three months ended March 31, 2020 as compared to the same period in 2019 primarily due to the impact of the global COVID-19 pandemic. In the U.S., net revenue decreased by $3.0 million, or 49% for the three months ended March 31, 2020 compared to the same period in 2019. Outside the U.S., net revenue declined by $2.5 million, or 61% during the three months ended March 31, 2020 as compared to the same period in 2019. Because a majority of our sales are typically made in the last month of a quarter, our sales were particularly adversely affected by the stay-at-home orders issued in early to mid-March.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended March 31, 2020 and March 31, 2019, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2020		2019		Change	Change
Net revenue	$4,783	100.0%	$10,326	100.0%	$(5,543)	(53.7)%
Cost of revenue	3,430	71.7%	6,804	65.9%	(3,374)	(49.6)%
Gross profit	$1,353	28.3%	$3,522	34.1%	$(2,169)	(61.6)%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. The 62% decrease in gross profit as a percentage of revenue for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, reflects the impact of the decrease in revenues from the COVID-19 pandemic and our fixed manufacturing costs.

Operating Expenses: The following table summarizes our unaudited operating expenses for the for the three months ended March 31, 2020 and March 31, 2019, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2020		2019		Change	Change
Sales and marketing	$2,704	56.5%	$3,879	38.7%	$(1,175)	(30.3)%
General and administrative	3,010	62.9%	2,393	23.9%	617	25.8%
Engineering and development	991	20.7%	1,424	14.2%	(433)	(30.4)%
Change in fair value of patent litigation settlement liability	—	—%	190	1.9%	(190)	(100.0)%
Total operating expenses	$6,705	140.2%	$7,886	78.7%	$(1,181)	(15.0)%

The quarter-over-quarter total operating expenses are explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses during the three months ended March 31, 2020 decreased by $1.2 million or 30% as compared to the same period in 2019. This decrease is primarily due to decreases of $0.4 million in sales commissions, $0.2 million in travel and travel related expenses, $0.2 million in   trade show, and $0.1 million in advertising costs and $0.1 million in payroll and benefit costs which are primarily due to the impact of the COVID-19 pandemic on our business operations. Additionally, given the recent dental office closures, we expect our second quarter sales and marketing expense to be lower for the year ended December 31, 2020.

General and Administrative Expense. General and administrative expenses during the three months ended March 31, 2020 increased by $0.6 million or 26% compared to the same period in 2019, primarily due to an increase in our provision for bad debt of $0.9 million due to uncertainties surrounding our ability to collect on certain of our accounts receivable in light of the COVID-19 pandemic.  The increase was offset primarily by a $0.1 million decrease in bank fees and a $0.2 million decrease in payroll and benefits and compensation expense.

Engineering and Development Expense. Engineering and development expenses during the three months ended March 31, 2020 decreased by $0.4 million or 30% compared to the same period in 2019, primarily due to a $0.4 million decrease in payroll and consulting-related expenses driven by a reduction in engineering projects for 2020 as compared to 2019. We expect to continue our investment in engineering and development activity in the remainder of 2020. However, our primary focus will be on our sales and marketing efforts.

Change in fair value of patent litigation settlement liability. During the three months ended March 31, 2019, we recognized a $0.2 million loss on patent litigation settlement with CAO Group, Inc., as described in Part I, Item I, Note 11 – Commitments and Contingencies above, due to the change in fair value of the restricted stock which is pending issuance.  We did not recognize a change in valuation for the three months ended March 31, 2020 as our stock price remained below $1.00 per share.

Gain (Loss) on Foreign Currency Transactions. We realized a $84,000 loss on foreign currency transactions during the three months ended March 31, 2020 compared to a $43,000 loss on foreign currency transactions during the three months ended March 31, 2019, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense during the three months ended March 31, 20, 2020 increased by $0.1 million primarily due to the additional interest from incremental borrowing of $2.5 million on the SWK Loan in the second quarter of 2019. We expect interest expense to fluctuate depending on the movement in LIBOR through the remainder of 2020 and the outstanding balance of our PMB Loan.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was a benefit of $19,000 for the three months ended March 31, 2020 as compared to a provision of $15,000 for the same period in the prior year. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Loss. Our net loss totaled approximately $6.0 million for the three months ended March 31, 2020 compared to a net loss of $4.9 million for the three months ended March 31, 2019.

Liquidity and Capital Resources

At March 31, 2020, we had approximately $1.8 million in cash, cash equivalents and restricted cash. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash, cash equivalents and restricted cash of $4.3 million at March 31, 2020 as compared to December 31, 2019 was primarily due to net cash used in operating activities of $4.1 million. The $4.1 million of net cash used in operating activities was primarily driven by our net loss of $6.0 million for the three months ended March 31, 2020.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash flows used in operating activities	$(4,134)	$(5,034)
Net cash flows used in investing activities	(9)	(8)
Net cash flows (used in) provided by financing activities	(117)	3
Effect of exchange rate changes	(18)	(49)
Net change in cash, cash equivalents and restricted cash	$(4,278)	$(5,088)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the three months ended March 31, 2020 totaled $4.1 million and was primarily comprised of our net loss of $6.0 million, partially offset by non-cash adjustments for depreciation and amortization expenses of $0.3 million and stock-based compensation expenses of $0.7 million and our provision for bad debt of $0.9 million. The $1.4 million net increase in our operating assets and liabilities was primarily due to a $3.0 million decrease in accounts receivable primarily due to the impact of the COVID-19 pandemic on our revenues offset by an increase of  $1.2 million in inventory and a decrease in accounts payable of $1.5 million.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2020 were minimal. We expect cash flows from investing activities to remain consistent through the remainder of 2020.

Financing Activities

Net cash (used in) provided by financing activities for the three months ended March 31, 2020 decreased by approximately $0.1 million primarily due to the payment of the common stock offering costs remaining from 2019.

Effect of Exchange Rate

The effect of exchange rate changes on cash for the three months ended March 31, 2020 was $18,000 and primarily due to fluctuations between the U.S. Dollar and the Euro.

Future Liquidity Needs

As of March 31, 2020, we had negative working capital of approximately $3.7 million primarily due to the reclassification of our Term Loan from a long-term liability to short-term. . Our principal sources of liquidity as of March 31, 2020 consisted of approximately $1.8 million in cash, cash equivalents and restricted cash and $4.7 million of net accounts receivable and any availability under our credit facility with Pacific Mercantile Bank.

We have reported recurring losses from operations and have not generated cash from operations for the three years ended December 31, 2019 and the three months ended March 31, 2020. Our level of cash used in operations, the need for additional capital, and the uncertainties surrounding our ability to raise additional capital, raise substantial doubt about our ability to continue as a going concern.  As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from our operations during the first half of 2020 will be less than we anticipated. There is no assurance that sales will return to normal levels during the second quarter of 2020 or at any time thereafter.

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

Term Loan

On November 9, 2018, we entered into a five-year secured Credit Agreement (“Credit Agreement”) with SWK Funding LLC (“SWK”), pursuant to which we borrowed $12.5 million (“SWK Loan”). Our obligations under the Credit Agreement are secured by substantially all of our assets. Under the terms of the Credit Agreement, repayment of the loan is interest-only for the first two years, paid quarterly with the option to extend the interest-only period. Principal repayments will begin in the second quarter of 2021 and will be approximately $0.7 million quarterly until the loan matures in the fourth quarter of 2023. The loan bears interest at London Interbank Bank Offered Rate (“LIBOR”) plus 10% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists. Approximately $0.9 million of the proceeds from the SWK Loan were used to pay off all amounts owed to Western Alliance Bank. In connection with the Credit Agreement, we issued warrants to SWK (the “SWK Warrants”) on November 9, 2018 to purchase up to 372,023 shares of BIOLASE common stock and on May 7, 2019, to purchase up to 115,175 shares of BIOLASE common stock. The SWK Warrants were immediately exercisable and expire 7 years after the applicable issuance date. The exercise price of the SWK Warrants issued on November 9, 2018 is $1.34, and the exercise price of the SWK Warrants issued on May 7, 2019 is $2.17, both of which were based on the average closing price of BIOLASE common stock for the ten trading days immediately preceding the applicable issuance date.

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

As of March 31, 2019, we were not in compliance with certain covenants in the Credit Agreement, as described in Note 9 to the consolidated financial statements included in Item 1 of this 10-Q, and in May 2019, SWK granted us a waiver of such covenants. On May 7, 2019, we and SWK agreed to amend the Credit Agreement (the “First Amendment) to increase the total commitment from $12.5 million to $15.0 million, and to revise the financial covenants to (i) adjust minimum revenue and EBITDA levels, (ii) require the us to have a shelf registration statement declared effective by the Securities and Exchange Commission before September 30, 2019, with a proposed maximum aggregate offering price of at least $10.0 million if we did not reach set minimum revenue levels for the three-month period ended September 30, 2019, and (iii) require minimum liquidity of $1.5 million at all times. The First Amendment provides that if aggregate minimum revenue and EBITDA levels are not achieved by September 30, 2019, the minimum liquidity requirement will be increased to $3.0 million, until we have obtained additional equity or debt funding of no less than $5.0 million. In connection with the amendment, we paid to SWK loan origination and other fees of approximately $0.1 million payable in cash and approximately $0.2 million in additional SWK Warrants to purchase BIOLASE common stock. In 2019, we borrowed the additional $2.5 million.

On September 30, 2019, we entered into the Second Amendment to Credit Agreement (the “Second Amendment”) with SWK, in connection with that certain Credit Agreement, by and among us, SWK, and the lender parties thereto.  The Second Amendment amends the Credit Agreement to provide for a permitted inventory and accounts receivable revolving loan facility, secured by a first lien security interest in our inventory and accounts receivable, with a maximum principal amount of $5.0 million and with such other material terms and conditions acceptable to SWK in its commercially reasonable discretion. In addition, SWK agreed to waive the effect of our non-compliance with certain unencumbered liquid assets financial operating covenants as set forth in the Credit Agreement, and SWK agreed to forbear from exercising rights and remedies otherwise available to it in the event of such non-compliance through October 31, 2019, or earlier in the event that an additional equity or subordinated debt financing is consummated with gross proceeds of not less than $5.0 million, or in the event of a default under the Credit Agreement. The Second Amendment contains representations, warranties, covenants, releases, and conditions customary for a forbearance and credit agreement amendment of this type. In 2019 we obtained additional equity financing greater than $5.0 million.

On November 6, 2019, we agreed to further amend the Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, SWK granted the us a waiver of our non-compliance with certain financial covenants in the Credit Agreement. Also pursuant to the Third Amendment, we and SWK agreed to (i) revise financial covenants to adjust minimum revenue and EBITDA levels and (ii) remove the automatic increase of the minimum liquidity requirement based on certain aggregate minimum revenue and EBITDA levels as of September 30, 2019 (which was added pursuant to the First Amendment). In connection with the Third Amendment, we consolidated the SWK Warrants issued to SWK on November 9, 2018 and May 7, 2019, and the exercise price was adjusted to $1.00.

As of December 31, 2019, we were not in compliance with our debt covenants under the Credit Agreement (as amended). In March 2020, we entered into a Fourth Amendment to the Credit Agreement. Under the Fourth Amendment, we obtained a waiver of our non-compliance with certain financial covenants contained in the Credit Agreement through March 31, 2020.  Also pursuant to the Fourth Amendment, we agreed to revise (i) the financial covenants to adjust minimum revenue and EBITDA levels and (ii) revise the financial covenants with respect to unencumbered liquid assets. In connection with the Fourth Amendment, the Company amended the exercise price of the SWK Warrants to $0.49 per share.

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

On October 29, 2019, we also sold to existing investors affiliated with Jack W. Schuler and Oracle Investment Management, Inc., 69,565 unregistered shares of our Series E Preferred Stock at a price of $57.50 per share in a concurrent private placement. Each share of preferred stock is automatically convertible into 100 shares of common stock at a conversion price equal to $0.5750 per share, subject to customary anti-dilution adjustments, at such time as BIOLASE increases the amount of its authorized common stock to permit the full conversion.

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

Line of Credit

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

Our obligations under the Loan Agreement are secured by a security interest in substantially all of our property. No borrowings may be made under the Loan Agreement unless and until Exim Bank agrees to guarantee the PMB Loan and we have entered into a borrower agreement with Exim Bank. Borrowings under the PMB Loan bear interest at a daily rate equal to the prime rate published in the Wall Street Journal, plus 1.5% per annum; provided, that the interest rate in effect on any day shall not be less than 6.0% per annum. Additionally, we are required to pay an initial and annual fee of $52,500 to Exim Bank, as well as a termination fee equal to $30,000 in the event the Loan Agreement is terminated on or prior to October 28, 2020.

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

The Loan Agreement provides that the occurrence of any of the following events (subject to applicable cure periods, if any) will constitute an event of default: payment default, loans in excess of the credit limit, breach of representation or warranty, covenant breach, incurrence of certain liens, certain events with respect to the collateral, cross-defaults to certain other indebtedness or obligations secured by liens, a Material Adverse Change (as defined in the Loan Agreement) or a breach of a material agreement that may reasonably result in a Material Adverse Change, final judgement in excess of a certain monetary threshold, certain events of bankruptcy or insolvency, any guarantee or pledge ceasing to be in effect, payment of certain subordinated debt, a Change in Control (as defined in the Loan Agreement), a change in our President, Chief Executive Officer, or Chief Financial Officer under certain circumstances, a change in two or more members of our Board of Directors within 90 days under certain circumstances, or any felony indictment of any of our directors, officers or significant stockholders. Upon the occurrence and during the continuation of an event of default, the Lender may exercise any remedies available to it, including accelerating the repayment of the PMB Loan.

As of March 31, 2020, we had approximately $3.0 million of unused availability under this facility, and in April 2020, we borrowed $3.0 million on this facility.

Paycheck Protection Program Loan

On April 14, 2020, BIOLASE was granted a PPP Loan from Pacific Mercantile Bank in the aggregate amount of $2,980,000, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The PPP Loan, which was in the form of a Note dated April 13, 2020 issued by BIOLASE, matures on April 13, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 1, 2020. The Note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. We intend to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

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

We identified a material weakness in internal control related to ineffective financial statement close process controls as they relate to the accounting for our Series E Convertible Preferred Stock. During our review of the consolidated financial statements as of December 31, 2019, we determined that the classification of the Series E Convertible Preferred Stock on the consolidated balance sheet was incorrect and that due to the fact that the Series E Convertible Preferred Stock is redeemable at the control of the stockholder, it should have been classified as mezzanine equity pursuant to the accounting guidance in Accounting Standards Codification Topic 480 – “Distinguishing Liabilities from Equity,” and not a component of permanent equity.  We believe that these control deficiencies were a result of a misinterpretation of the terms and conditions of the Certificate of Designations with respect to the Series E Convertible Preferred Stock Agreement which led to the misclassification. The error was corrected and the material weakness did not result in any misstatements to the consolidated financial statements, and the correction of the error did not result in any changes to previously released financial results. Based on this material weakness, the Company’s management concluded that at December 31, 2019, the Company’s internal control over financial reporting was not effective. As of March 31, 2020, the material weakness in internal controls had not been remediated.

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

On March 31, 2020, BIOLASE received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying BIOLASE that, based on the BIOLASE’s stockholders’ equity of $377,000 as of December 31, 2019, as reported in its Annual Report on Form 10-K for the year ended December 31, 2019, BIOLASE is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million. BIOLASE has until May 15, 2020 to provide Nasdaq with a specific plan to achieve and sustain compliance with the foregoing listing requirement. If the Company’s plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the letter for the Company to evidence compliance.

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

Non-compliance with the objective and subjective criteria for the Paycheck Protection Program loan could have a material adverse effect on our business.

On April 14, 2020, BIOLASE availed of PPP Loan from Pacific Mercantile Bank in the aggregate amount of $2,980,000, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan, which was in the form of a Note dated April 13, 2020 issued by the Company, matures on April 13, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 1, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act

On April 23, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan. In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our entire workforce, notwithstanding certain obvious “work-from-home” limitations associated with the nature of our business. We also took into account our need for additional funding to continue operations, and our ability to currently access alternative forms of capital in the current market environment. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the objectives of the PPP of the CARES Act. If it is later determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and adverse publicity, which could have a material adverse effect on our business, results of operations, and financial condition.

ITEM 5.	OTHER INFORMATION

Nasdaq Deficiency Letter

On March 31, 2020, BIOLASE received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying BIOLASE that, based on the BIOLASE’s stockholders’ equity of $377,000 as of December 31, 2019, as reported in its Annual Report on Form 10-K for the year ended December 31, 2019, BIOLASE is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million. BIOLASE has until May 15, 2020 to provide Nasdaq with a specific plan to achieve and sustain compliance with the foregoing listing requirement. If the Company’s plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the letter for the Company to evidence compliance.

ITEM 6.	EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.7	Certificate of Designations, Preferences and Rights of Series C Participating Convertible Preferred Stock of the Registrant		8-K	08/08/2016	3.1	08/08/2016

3.1.8	Certificate of Elimination of Series C Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.1	04/20/2017

3.1.9	Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.2	04/20/2017

3.1.10	Certificate of Designations, Preferences and Rights of Series E Participating Convertible Preferred Stock of the Registrant		8-K	10/29/2019	3.1	10/30/2019

3.2	Seventh Amended and Restated Bylaws of the Registrant, adopted on October 8, 2018		8-K	10/08/2018	3.1	10/09/2018

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

4.1	Form of Warrant Issued on November 7, 2014		8-K	11/03/2014	99.1	11/07/2014

4.2	Form of Warrant issued on August 8, 2016		8-K	08/01/2016	99.1	08/02/2016

4.3	Form of Warrant issued April 18, 2017		DEF14A		D	05/19/2017

4.4	Warrant to Purchase Stock issued on March 6, 2018 to Western Alliance Bank		10-K	12/31/2017	4.4	03/14/2018

4.5	Warrant to Purchase Stock issued on September 27, 2018 to Western Alliance Bank		10-Q	09/30/2018	4.1	11/14/2018

4.6	Warrant to Purchase Stock issued on September 27, 2018 to SWK Funding, LLC		10-Q	09/30/2019	4.2	11/14/2018

4.7	Warrant to Purchase Stock issued on May 7, 2019 to SWK Funding, LLC		10-Q	03/31/2019	4.7	05/10/2019

4.8	Consolidated Amended and Restated Warrant to Purchase Common Stock, dated November 9, 2019, by and between the Registrant and SWK Funding LLC		10-Q	09/30/2019	4.8	11/08/2019

10.7	Confidential Settlement Agreement, dated January 25, 2019, by and between the Registrant and CAO, Group, Inc.		10-K	12/31/2018	10.28	03/08/19

10.8	Promissory Note dated April 13, 2020, by and between the Registrant and Pacific Mercantile Bank	X

10.9	Letter Agreement Amending Employment with Todd Norbe, dated April 12, 2020	*

10.10	Letter Agreement Amending Employment with John Beaver, dated April 12, 2020	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	**

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

X

*	Compensatory contract or arrangement
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE, INC.
(Registrant)

May 8, 2020	By:	/s/ Todd A. Norbe
Date		Todd A. Norbe
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2020	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)