Form 10-Q
period 2020-06-30
BIOLASE, INC
filed 2020-08-14
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36385

BIOLASE, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0442441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27042 Towne Center Drive, Suite 270

Lake Forest, California 92610

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock at par value $0.001 per share	BIOL	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

As of August 11, 2020, the registrant had 92,190,630 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,437	$5,789
Restricted cash	312	312
Accounts receivable, less allowance of $3,581 and $2,531 in 2020 and 2019, respectively	4,119	8,760
Inventory	11,932	10,995
Prepaid expenses and other current assets	1,094	1,163
Total current assets	22,894	27,019
Property, plant, and equipment, net	781	1,193
Goodwill	2,926	2,926
Right of use asset	649	276
Other assets	506	433
Total assets	$27,756	$31,847
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,510	$5,332
Accrued liabilities	3,549	4,744
Deferred revenue, current portion	1,486	2,237
Term loan (net of discount)	13,544	13,466
Total current liabilities	21,089	25,779
Deferred revenue	412	358
Warranty accrual	194	245
Non current term loans	3,140	—
Other liabilities	1,612	1,123
Total liabilities	26,447	27,505
Commitments and contingencies — Note 11
Redeemable preferred stock:
Preferred stock, par value $0.001 per share; 1,000 shares authorized, 0 and 70 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	3,965
Total redeemable preferred stock	—	3,965
Stockholders' equity:
Common stock, par value $0.001 per share; 180,000 and 40,000 shares authorized, 50,387 and 31,439 shares issued and 50,342 and 31,439 outstanding as of June 30, 2020 and December 31, 2019, respectively	50	31
Additional paid-in-capital	247,155	235,594
Accumulated other comprehensive loss	(645)	(701)
Accumulated deficit	(245,251)	(234,547)
Total stockholders' equity	1,309	377
Total liabilities, redeemable preferred stock and stockholders' equity	$27,756	$31,847

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenue	$2,938	$8,645	$7,721	$18,971
Cost of revenue	1,997	5,265	5,427	12,070
Gross profit	941	3,380	2,294	6,901
Operating expenses:
Sales and marketing	2,093	3,272	4,797	7,151
General and administrative	2,137	2,511	5,147	4,903
Engineering and development	690	1,124	1,680	2,549
Change in fair value of patent litigation settlement liability	—	(190)	—	—
Total operating expenses	4,920	6,717	11,624	14,603
Loss from operations	(3,979)	(3,337)	(9,330)	(7,702)
Loss on foreign currency transactions	40	5	126	48
Interest expense	625	529	1,214	1,007
Non-operating loss, net	665	534	1,340	1,055
Loss before income tax provision	(4,644)	(3,871)	(10,670)	(8,757)
Income tax provision	53	28	34	42
Net loss	(4,697)	(3,899)	(10,704)	(8,799)
Other comprehensive income item:
Foreign currency translation adjustment	74	14	56	(41)
Comprehensive loss	$(4,623)	$(3,885)	$(10,648)	$(8,840)
Net loss per share:
Basic	$(0.12)	$(0.18)	$(0.31)	$(0.41)
Diluted	$(0.12)	$(0.18)	$(0.31)	$(0.41)
Shares used in the calculation of net loss per share:
Basic	37,990	21,595	34,709	21,366
Diluted	37,990	21,595	34,709	21,366

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND

STOCKHOLDERS' (DEFICIT) EQUITY

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total redeemable preferred stock, beginning balance	$3,965	$—	$3,965	$—
Conversion of redeemable preferred stock	$(3,965)	$—	$(3,965)	$—
Total redeemable preferred stock, ending balance	$—	$—	$—	$—

STOCKHOLDERS' EQUITY
Common stock	31	21	31	21
Issuance of common stock	19	1	19	1
Ending balance	50	22	50	22

Additional paid in capital
Beginning balance	236,386	229,268	235,595	228,429
Sale of common stock	3,861	—	3,861	—
Sale of common stock warrants	3,031	—	3,031	—
Conversion of Series E Participating Convertible Preferred Stock	3,965	—	3,965	—
Issuance of common stock upon exercise of options	—	—	—	3
Settlement of liability awards	—	7	151	209
Stock offering costs	(863)	—	(863)	—
Stock-based compensation expense	708	488	1,348	1,122
Warrants issued in connection with debt instruments	67	209	67	209
Ending balance	247,155	229,972	247,155	229,972
Accumulated other comprehensive loss:
Beginning balance	(719)	(725)	(701)	(670)
Other comprehensive loss	74	14	56	(41)
Ending balance	(645)	(711)	(645)	(711)
Accumulated deficit
Beginning balance	(240,554)	(221,592)	(234,547)	(216,692)
Net loss	(4,697)	(3,899)	(10,704)	(8,799)
Ending balance	(245,251)	(225,491)	(245,251)	(225,491)
Total stockholders' equity, ending balance	$1,309	$3,792	$1,309	$3,792

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(10,704)	$(8,799)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	488	529
Provision for bad debts	1,008	111
Amortization of discounts on lines of credit	74	109
Amortization of debt issuance costs	121	86
Stock-based compensation	1,519	1,204
Deferred income taxes	—	(5)
Changes in operating assets and liabilities:
Accounts receivable	3,633	1,263
Inventory	(937)	(86)
Prepaid expenses and other current assets	(14)	644
Accounts payable and accrued liabilities	(3,835)	(1,720)
Deferred revenue	(692)	37
Net cash and cash equivalents used in operating activities	(9,339)	(6,627)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(81)	(125)
Net cash and cash equivalents used in investing activities	(81)	(125)
Cash Flows from Financing Activities:
Proceeds from the sale of common stock	3,881	—
Proceeds from the sale of common stock warrants	3,031	—
Payments of equity offering costs	(991)	(38)
Borrowings on other long-term loans	3,140	—
Borrowings under term loan	—	2,500
Borrowings on credit facility	3,000	—
Repayment of credit facility	(3,000)	—
Fees paid for debt instruments	(50)	—
Proceeds from exercise of stock options	—	4
Net cash and cash equivalents provided by financing activities	9,011	2,466
Effect of exchange rate changes	57	(38)
Decrease in cash, cash equivalents and restricted cash	(352)	(4,324)
Cash, cash equivalents and restricted cash, beginning of period	6,101	8,356
Cash, cash equivalents and restricted cash, end of period	$5,749	$4,032
Supplemental cash flow disclosure:
Cash paid for interest	$466	$831
Cash paid for income taxes	$26	$12
Cash paid for operating leases	$188	$414
Non-cash accrual for capital expenditures	$35	$17
Non-cash right-of-use assets obtained in exchange for lease obligation	$570	$824
Warrants issued in connection with debt instruments	$67	$209

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company

BIOLASE, Inc. (“BIOLASE” and, together with its consolidated subsidiaries, the “Company”) is a medical device company that develops, manufactures, markets, and sells laser systems in dentistry and medicine. The Company’s products advance the practice of dentistry and medicine for patients and health care professionals. The Company’s proprietary dental laser systems allow dentists, periodontists, endodontists, oral surgeons, and other dental specialists to perform a broad range of minimally invasive dental procedures, including cosmetic, restorative, and complex surgical applications. The Company’s laser systems are designed to provide clinically superior results for many types of dental procedures compared to those achieved with drills, scalpels, and other conventional instruments. The Company has clearance from the Food and Drug Administration (“FDA”) to market and sell its laser systems in the United States and also has the necessary registration to market and sell its laser systems in Canada, the European Union, and many other countries outside the United States.

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

The consolidated results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019, included in BIOLASE’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “2019 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred losses from operations and net losses, and used cash in operating activities for the three and six months ended June 30, 2020. The Company’s recurring losses, level of cash used in operations, and need for additional capital in the future, including uncertainties surrounding the impact of COVID-19, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

COVID-19 Risk and Uncertainties and CARES Act

The COVID-19 pandemic has severely impacted global economic activity, tax and many countries and many states in the United States have reacted to the pandemic by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures have included dental office closures in Europe and the United States for all but emergency procedures. The Company’s salespeople were unable to call on dental customers during these closures. In addition, most dental shows and workshops scheduled in the first and second quarters of 2020 were canceled. There is no assurance that the Company’s sales will return to normal levels during the second half 2020 or at any time thereafter.  The full impact of the COVID-19 outbreak continues to evolve and it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce and has taken actions to mitigate the impact including among other things, temporary reductions in pay, furloughs of certain positions and deferrals in payment for cash preservation. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.

As of the date of issuance of these unaudited financial statements, the Company is unable to determine any future impact that the CARES Act will have on our financial condition, results of operations, or liquidity.

Paycheck Protection Program Loan (“PPP Loan”)

On April 14, 2020, BIOLASE, Inc., was granted a loan from Pacific Mercantile Bank in the aggregate amount of $2.98 million, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act.  See Note 9 for additional information.

The PPP Loan, which was in the form of a Note dated April 13, 2020 issued by the Company, matures on April 13, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 1, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. However, there can be no assurance that the PPP loan will be forgiven.

The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. For further information on the PPP loan see Note 9 to these unaudited consolidated financial statements.

EIDL Loan

On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $150,000, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan in the amount of $731.00. The balance of principal and interest is payable thirty years from the date of the promissory note. In connection with the EIDL Loan, the Company executed the EIDL Loan documents, which include the SBA Secured Disaster Loan Note, dated May 22, 2020, the Loan Authorization and Agreement, dated May 22, 2020, and the Security Agreement, dated May 22, 2020, each between the SBA and the Company. For further information on the EIDL loan see Note 9 to these unaudited consolidated financial statements.

Amendments to the SWK Credit Agreement

As of December 31, 2019, the Company was not in compliance with its debt covenants under its credit agreement dated November 9, 2018 (as amended, the “Credit Agreement”) with SWK Funding, LLC (“SWK”). In March 2020, the Company entered into a Fourth Amendment dated as of March 25, 2020 to its Credit Agreement with SWK (the “Fourth Amendment”). Under the Fourth Amendment, the financial covenant is amended to require consolidated unencumbered liquid assets of no less than $3.0 million as of any date of determination. The Fourth Amendment also adjusted the Minimum Aggregate Revenue and EBITDA (as defined in the Credit Agreement) requirements. Pursuant to the Fourth Amendment to the Credit Agreement, SWK granted the Company a waiver of the Company’s noncompliance with certain financial covenants contained in the Credit Agreement through March 31, 2020.

On May 15, 2020, the Company entered into the Fifth Amendment to its Credit Agreement (the “Fifth Amendment”) with SWK. The Fifth Amendment amends the Credit Agreement by providing for minimum consolidated unencumbered liquid assets of $1.5 million prior to June 30, 2020 and $3.0 million on or after June 30, 2020; providing for a minimum aggregate revenue target of $41.0 million for the twelve month period ending June 30, 2020, a related waiver of such minimum revenue target in the event that the Company raises equity capital or issues subordinated debt of not less than $10.0 million on or prior to June 30, 2020, and quarterly revenue targets; and providing for a minimum EBITDA target of ($7.0 million) for the twelve month period ended June 30, 2020, a related waiver of such minimum EBIDTA target in the event that the Company raises equity capital or issues subordinated debt of not less than $10.0 million on or prior to June 30, 2020, and quarterly EBITDA targets. The Fifth Amendment contains representations, warranties, covenants, releases, and conditions customary for a credit agreement amendment of this type.

On June 8, 2020, SWK agreed to extend the deadline by which the Company is required to raise not less than $10.0 million in equity capital or subordinated debt to July 31, 2020 and agreed that the $6.9 million in proceeds from the offering completed on June 10, 2020 shall be counted toward the $10.0 million requirement. On July 22, 2020, the Company consummated the public offering of 18,000 units, each consisting of one share of Series F Convertible Preferred Stock, par value $0.001 per share (“Series F Convertible Preferred Stock”) and 2,500 warrants, each to purchase one share of Common Stock at an exercise price of $0.40 per share, for which it raised gross proceeds of $18,000,000 before the payment of dealer-manager fees and associated offering expenses of approximately $2.2 million. In connection with the Fifth Amendment, on May 15, 2020 the Company entered into the Third Consolidated, Amended and Restated Warrant pursuant to which the Company issued additional warrants to SWK to purchase 63,779 shares of the Company’s Common Stock with a warrant price per share of $0.39198, and adjusted the warrant price per share with respect to 487,198 existing warrant shares previously issued to SWK to $0.39198. For further information on the additional SWK warrants see Note 9 to these unaudited consolidated financial statements. Based on the extension of the compliance deadline to July 31, 2020, the Company was in compliance with or received a waiver for debt covenants as of June 30, 2020.

Due to the uncertainty surrounding the Company’s ability to meet debt covenants in light of the short and long-term impact of COVID-19 on the Company’s business, the Company is not forecasting compliance with its debt covenants in the next twelve months and has classified the Term Loan with SWK Funding, LLC (the “Term Loan”) as a short-term liability.

On August 12, 2020, the Company entered into the Sixth Amendment to the Credit Agreement (“Sixth Amendment”). Under the Sixth Amendment, the interest only period on the loan is extended to May 2022, the loan maturity date is extended to May 9, 2024, the financial covenants are adjusted, and a $0.7 million repayment of the principal amount was required upon execution of the agreement. See Note 15 for additional information.

Revolving Credit Facility

In April 2020, the Company borrowed $3.0 million in connection with its credit facility with Pacific Mercantile Bank under the PMB Loan (as defined below).

In May 2020 it was determined that the Company was not in compliance with the minimum unrestricted cash requirement under the PMB Loan’s existing covenants as of March 31, 2020. In July, 2020, the Company obtained a waiver for the covenant violation and entered into the First Amendment to the Loan and Security Agreement (the “First Amendment”). Under the First Amendment to the PMB Loan, the Company obtained a forbearance waiving non-compliance through August 1, 2020 subject to certain conditions. In addition, the First Amendment to the PMB Loan the loan covenants were modified to include (a) on or before July 31, 2020, the Borrower has received net cash proceeds in the amount of at least $8.0 million from the issuance of equity securities and those funds are deposited into accounts maintained by PMB and (b) the Company maintains unrestricted cash at PMB in an aggregate amount of $1.5 million.

The Company repaid the $3.0 million and as of June 30, 2020, there was no balance outstanding under the PMB Loan.

Registered Direct Offering and Concurrent Private Placement

On June 10, 2020, the Company consummated a registered direct offering of 10,800,000 shares of its common stock (the “Shares”) to certain accredited institutional investors and a concurrent private placement of warrants to purchase 10,800,000 shares of common stock with an exercise price of $0.515 per share (the “June 2020 Warrants”). The June 2020 Warrants are exercisable commencing on the date of their issuance and will expire on the five- year anniversary of the issuance date.

The combined purchase price for one Share and one June 2020 Warrant in the offering was $0.64. The Company received aggregate gross proceeds of approximately $6.9 million in the offering, before deducting approximately $0.8 million in fees to the placement agents and other offering expenses.  For additional information regarding this transaction, see Note 4 to these unaudited consolidated financial statements.

Rights Offering

On July 22, 2020, the Company completed its previously announced rights offering. Pursuant to the Rights Offering, the Company sold an aggregate of 18,000 units consisting of an aggregate of 18,000 shares of Series F Convertible Preferred Stock and 45,000,000 warrants, with each warrant exercisable for one share of Common Stock, resulting in net proceeds to the Company of approximately $15.8 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants. For additional information regarding this transaction, see Note 15 to these unaudited consolidated financial statements.

As of June 30, 2020, the Company had working capital of approximately $1.8 million. The Company’s principal sources of liquidity as of June 30, 2020 consisted of approximately $5.7 million in cash, cash equivalents and restricted cash and $4.1 million of accounts receivable, net, and approximately $1.0 million of availability under the PMB Loan.

In order for the Company to continue operations beyond the next 12 months and be able to discharge its liabilities and commitments in the normal course of business, the Company must increase sales of its products, control or potentially reduce expenses and establish profitable operations in order to generate cash from operations or obtain additional funds when needed.

Although the Company consummated an equity raise of gross proceeds of $6.9 million in the second quarter of 2020, the Company may still have to raise additional capital in the future. Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, the COVID-19 pandemic and the actions taken to contain it, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will be able to successfully enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to its’ stockholders.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances on accounts receivable, inventory, and deferred taxes, as well as estimates for accrued warranty expenses, goodwill and the ability of goodwill to be realized, revenue deferrals, effects of stock-based compensation and warrants, contingent liabilities, and the provision or benefit for income taxes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management as discussed in the Company’s 2019 audited financial statements included in the Company’s 2019 Form 10-K. Management believes that there have been no significant changes during the six months ended June 30, 2020 in the Company’s critical accounting policies from those disclosed in Item 7 of the 2019 Form 10-K.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the three and six month periods ended June 30, 2020 and 2019, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

Revenue from products and services transferred to customers at a single point in time accounted for 66% and 71% of net revenue for the three and six months ended June 30, 2020 and 81% and 82% for the three and six months ended June 30, 2019, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale laser systems and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 34% and 29% of net revenue for the three and six months ended June 30, 2020 and 19% and 18% for the three and six months ended June 30, 2019, respectively. The majority of the Company’s revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $0.5 million and $0.6 million as of June 30, 2020 and December 31, 2019, respectively.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. The allowance for doubtful accounts is based on an analysis of customer accounts and the Company’s historical experience with accounts receivable write-offs. During the first quarter of 2020, the Company recorded an additional allowance for doubtful accounts of approximately $1.0 million due to the uncertainties stemming from the impact of COVID-19.

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

	June 30,	December 31,
	2020	2019
Undelivered elements (training, installation, product and support services)	$521	$559
Extended warranty contracts	1,377	2,063
Total deferred revenue	1,898	2,622
Less long-term portion of deferred revenue	412	385
Total deferred revenue — long -term	412	385
Deferred revenue — current	$1,486	$2,237

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at June 30, 2020 and December 31, 2019.

The amount of revenue recognized during the six month period ended June 30, 2020 and June 30, 2019 that was included in the opening contract liability balance related to undelivered elements was $0.4 million and $0.3 million, respectively and related to extended warranty contracts was $2.0 million and $0.4 million, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months
	June 30,		June 30,
	2020	2019	2020	2019
United States	$2,195	$5,898	$5,324	$12,014
International	743	2,747	2,397	6,957
	$2,938	$8,645	$7,721	$18,971

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue recognized over time	$985	$1,646	$2,006	$3,415
Revenue recognized at a point in time	1,953	6,999	5,715	15,556
Total	$2,938	$8,645	$7,721	$18,971

The Company’s sales by end market were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
End-customer	$2,402	$5,553	$5,741	$11,254
Distributors	536	3,092	1,980	7,717
	$2,938	$8,645	$7,721	$18,971

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

The revenue and percentages of revenue of the Company’s sales by product line were as follows for the periods indicated:

	Three Months Ended
	June 30,
	2020		2019
Laser systems	$1,091	37.1%	$4,917	56.9%
Imaging systems	—	—%	63	0.7%
Consumables and other	862	29.3%	2,084	24.1%
Services	985	33.6%	1,578	18.3%
License fees and royalties	—	—%	3	—%
Total revenue	$2,938	100.0%	$8,645	100.0%

Shipping and Handling Costs and Revenues

Shipping and freight costs are treated as fulfillment costs. For shipments to end-customers, the customer bears the shipping and freight costs and has control of the product upon shipment. For shipments to distributors, the distributor bears the shipping and freight costs, including insurance, tariffs and other import/export costs.

NOTE 4—REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

At the 2020 Annual Meeting, the Company’s stockholders’ approved a proposal to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 40,000,000 shares to 180,000,000 shares. On May 28, 2020, the Company filed the amendment with the Secretary of State of the State of Delaware to effect such increase.

Redeemable Preferred Stock

The board of directors of BIOLASE (the “Board”), without further stockholder authorization, may from time to time authorize the issuance of up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, 69,565 shares have been designated as Series E Participating Convertible Preferred Stock, par value $0.001 per share (“Series E Preferred Stock”), and 18,000 shares have been designated as Series F Convertible Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”). In 2019, the Company sold 69,565 shares of Series E Preferred Stock in a private offering. All 69,565 shares of Series E Preferred Stock were automatically converted into 6,956,500 shares of Common Stock upon receipt of the requisite approval at the 2020 Annual Meeting. Upon the conversion, the net proceeds of $4.0 million were reclassified from mezzanine equity to permanent equity. As of June 30, 2020 and December 31, 2019, 0 and 69,565 shares of Series E Preferred Stock were issued and outstanding, respectively.

The shares of Series E Preferred Stock were offered in reliance upon exemptions from registration under the Securities Act of 1933, as amended, afforded by Regulation D and corresponding provisions of state securities laws. The Company subsequently filed a registration statement with the SEC to register the resale of the shares of Common Stock underlying the Series E Preferred Stock.

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2016, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, and directors of the Company, as well as consultants. As of June 30, 2020, a total of approximately 3.1 million shares of the Company’s common stock have been authorized for issuance under the 2002 Plan, of which approximately 1.0 million shares of the Company’s common stock have been issued pursuant to options that were exercised and restricted stock units (“RSUs”) that were settled in common stock and 1.1 million shares of common stock have been reserved for outstanding options and unvested RSUs, and no shares are available for future grants.

2018 Stock Incentive Plan

At the annual meeting of stockholders, the Company’s stockholders approved the 2018 Long-Term Incentive Plan (as amended, the “2018 Plan”) which was amended by Amendment No. 1 to the 2018 Plan, approved by the Company’s stockholders at a special meeting on September 21, 2018 and Amendment No. 2 to the 2018 Plan, as approved by the Company’s stockholders on May 15, 2019 and Amendment No. 3 to the 2018 Plan, as approved by the Company’s stockholders on May 15, 2020. The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders.

Subject to the terms and conditions of the 2018 Plan, the number of shares authorized for grants under the 2018 Plan is 12.2 million. As of June 30, 2020 a total 4.1 million shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options and or settlement of unvested RSUs, and 8.1 million shares of the Company’s common stock remain available for future grants.

The Company recognized stock-based compensation expense of $0.8 million and $0.5 million, for the three months ended June 30, 2020 and 2019 and $1.6 million and $1.2 million for the six month period ended June 30, 2020 and June 30, 2019 respectively.   As of June 30, 2020, the Company had approximately $1.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that expense to be recognized over a weighted-average period of 1.2 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenue	$78	$54	$129	$136
Sales and marketing	175	78	384	238
General and administrative	482	283	907	724
Engineering and development	66	32	99	106
	$801	$447	$1,519	$1,204

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Expected term (years)	5.5	6.1	5.5	6.1
Volatility	103.1%	85.0%	102.8%	85.8%
Annual dividend per share	$—	$—	$—	$—
Risk-free interest rate	0.36%	2.50%	0.37%	2.60%

A summary of option activity for the six months ended June 30, 2020 is as follows (in thousands, except per share data):

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value(1)
Options outstanding at December 31, 2019	1,287	$5.77		$—
Granted at fair market value	1,241	$0.38
Exercised	—	$—
Forfeited, cancelled, or expired	(108)	$4.98
Options outstanding at June 30, 2020	2,420	$3.04	7.62	$108
Options exercisable at June 30, 2020	1,022	$6.45	4.79	$—
Vested options expired during the period ended June 30, 2020	17	$13.2

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

A summary of unvested stock option activity for the six months ended June 30, 2020 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2019	254	$1.44
Granted	1,242	$0.29
Vested	(82)	$1.62
Forfeited or cancelled	(15)	$2.55
Unvested options at June 30, 2020	1,399	$0.40

Cash proceeds, along with fair value disclosures related to grants, exercises and vested options are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Proceeds from stock options exercised	$—	$—	$—	$3
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$—	$—	$1
Weighted-average fair value of options granted during period	$0.29	$1.53	$0.29	$1.53
Total fair value of shares vested during the period	$58	$90	$134	$431

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

Restricted Stock Units

During the six months ended June, 30, 2020, the Company granted approximately 1.6 million RSUs  and the Company canceled approximately 1.0 million RSUs with performance based vesting due to non-achievement of the performance targets.

A summary of unvested RSU activity for the six months ended June 30, 2020 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs at December 31, 2019	3,564	$1.68
Granted	1,604	$0.38
Vested	(1,522)	$1.10
Forfeited or cancelled	(962)	$1.38
Unvested RSUs at June 30, 2020	2,684	1.63

Warrants

The Company issues warrants to acquire shares of the Company’s common stock as approved by the Board.

Registered Direct Offering and Concurrent Private Placement

On June 10, 2020, the Company consummated a registered direct offering of 10,800,000 shares of its common stock to certain accredited institutional investors and a concurrent private placement of warrants to purchase up to an aggregate of 10,800,000 shares of common stock with an exercise price of $0.515 per share. The June 2020 Warrants are exercisable commencing on the date of their issuance and will expire on the five- year anniversary of the issuance date. The combined purchase price for one Share and one June 2020 Warrant in the offering was $0.64. The Company received aggregate gross proceeds of approximately $6.9 million in the offering, before deducting fees to the placement agents and other offering expenses of approximately $0.7 million.

Based on the terms and conditions of the warrants, the Company determined that equity classification was appropriate and recognized the values of the commons stock and common stock warrants in excess of par in Additional Paid-In Capital as of June 30, 2020. The Company allocated the net proceeds of $6.2 million to the common stock and warrants based on their relative fair values. The fair value of the warrants was estimated to be at $0.42 per share using the Black-Scholes pricing model with an expected term of 5 years, market price of $0.54 which is the last closing price of our common stock prior to the transaction date, volatility of 109.8% and a risk free rate of 0.45% and an expected dividend yield of 0. Based on the relative fair value of the warrants, the Company allocated approximately $3.9 million to the common stock and $3.0 million to the warrants before issuance costs.

A summary of warrant activity for the six months ended June 30, 2020 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2019	2,083	$6.12
Granted or Issued	10,864	$0.51
Exercised	—	$—
Forfeited, cancelled, or expired	—	$—
Warrants outstanding at June 30, 2020	12,947	$1.39
Warrants exercisable at June 30, 2020	12,947	$1.39
Vested warrants expired during the period ended June 30, 2020	—	$—

See Note 9 for information on the Western Alliance Warrants, the SWK Warrants, and the DPG Warrants (each as defined below).

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for the period. In computing diluted net loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities.

Outstanding stock options, RSUs and warrants to purchase approximately 18.5 million shares were not included in the calculation of diluted loss per share for the three and six months ended June 30, 2020, as their effect would have been anti-dilutive. For the same 2019 periods, anti-dilutive outstanding stock options and warrants to purchase 5.7 million shares were not included in the computation of diluted loss per share.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$4,013	$3,689
Work-in-process	1,166	1,064
Finished goods	6,753	6,242
Inventory	$11,932	$10,995

Inventory has been reduced by estimates for excess and obsolete amounts totaling $1.3 million and $1.3 million as of June 30, 2020 and December 31, 2019, respectively.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2020	2019
Building	$209	$209
Leasehold improvements	2,004	2,004
Equipment and computers	7,523	7,479
Furniture and fixtures	634	634
Construction in progress	59	27
Total	10,429	10,353
Accumulated depreciation and amortization	(9,810)	(9,322)
Property, plant, and equipment, net before land	619	1,031
Land	162	162
Property, plant, and equipment, net	$781	$1,193

Depreciation and amortization expense related to property, plant, and equipment totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2020 and $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively.

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of June 30, 2020 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment tests if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. No events have occurred since June 30, 2020 through the date of these unaudited consolidated financial statements that would trigger further impairment testing of the Company’s intangible assets and goodwill.

As of June 30, 2020 and December 31, 2019, the Company had goodwill (indefinite life) of $2.9 million. As of June 30, 2020 and December 31, 2019, all intangible assets have been fully amortized and no amortization expense was recognized during the three and six months ended June 30, 2020 and 2019.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2020	2019
Payroll and benefits	$1,656	$1,726
Warranty accrual, current portion	660	865
Lease liability	218	323
Accrued professional services	415	330
Taxes	19	242
Accrued insurance premium	—	546
Other	581	712
Total accrued liabilities	$3,549	$4,744

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties for the three and six months ended June 30, 2020 and 2019 are included within accrued liabilities and other liabilities in the Consolidated Balance Sheets and were as follows (in thousands):

	Three Months Ended		Six Months
	June 30,		June 30,
	2020	2019	2020	2019
Balance, beginning of period	$1,158	$1,384	$1,110	$1,308
Provision for estimated warranty cost	(261)	383	(18)	622
Warranty expenditures	(43)	(268)	(238)	(431)
Balance, end of period	854	1,499	854	1,499
Less warranty accrual, long-term	194	735	194	735
Total warranty accrual, current portion	$660	$764	$660	$764

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

NOTE 9—DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	June 30,	December 31,
	2020	2019
Term loan	$15,000	$15,000
Discount and debt issuance costs on term loan	(1,456)	(1,534)
Total current loans	$13,544	$13,466

Non current term loans	$3,140	$—
Total non current term loans	$3,140	$—

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

In April, 2020, the Company drew $3.0 million under the PMB Loan and repaid the balance in full during the second quarter.  Interest incurred on the loan was not material. In May 2020 it was determined that the Company was not in compliance with the minimum unrestricted cash requirement under the PMB Loan’s existing covenants as of March 31, 2020. In July, 2020, the Company obtained a waiver for the covenant violation and entered into the First Amendment to the Loan and Security Agreement (the “First Amendment”). Under the First Amendment to the PMB Loan, the Company obtained a forbearance waiving non-compliance through August 1, 2020 subject to certain conditions. In addition, the First Amendment to the PMB Loan the loan covenants were modified to include (a) on or before July 31, 2020, the Borrower has received net cash proceeds in the amount of at least $8.0 million from the issuance of equity securities and those funds are deposited into accounts maintained by PMB and (b) the Company maintains unrestricted cash at PMB in an aggregate amount of $1.5 million.

As of June 30, 2020 and December 31, 2019, the Company had no borrowings outstanding and unused availability under this credit facility of approximately $1.0 million and $2.7 million, respectively

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement with SWK Funding LLC (“SWK”), pursuant to which the Company has borrowed $12.5 million (“SWK Loan”). The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement, repayment of the loan is interest-only for the first two years, paid quarterly with the option to extend the interest-only period. Principal repayments will begin in the first quarter of 2021 and will be approximately $0.7 million quarterly until the loan matures in the fourth quarter of 2023. The loan bears interest at the London Interbank Bank Offered Rate (“LIBOR”) plus 10% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists. Approximately $0.9 million of the proceeds from the SWK Loan were used to pay off all amounts owed to Western Alliance Bank under the business financing agreement entered into in 2018.

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

On May 15, 2020, the Company entered into the Fifth Amendment to its Credit Agreement with SWK (the “Fifth Amendment”). The Fifth Amendment amended the Credit Agreement by providing for minimum consolidated unencumbered liquid assets of $1.5 million prior to June 30, 2020 and $3.0 million on or after June 30, 2020; providing for a minimum aggregate revenue target of $41.0 million for the twelve month period ending June 30, 2020, a related waiver of such minimum revenue target in the event that the Company raises equity capital or issues subordinated debt of not less than $10.0 million on or prior to June 30, 2020, and quarterly revenue targets; and providing for a minimum EBITDA target of ($7.0 million) for the twelve month period ended June 30, 2020, a related waiver of such minimum EBIDTA target in the event that the Company raises equity capital or issues subordinated debt of not less than $10.0 million on or prior to June 30, 2020, and quarterly EBITDA targets. The Fifth Amendment contains representations, warranties, covenants, releases, and conditions customary for a credit agreement amendment of this type. On June 8, 2020, SWK agreed to extend the deadline by which the Company is required to raise not less than $10.0 million in equity capital or subordinated debt to July 31, 2020 and agreed that the $6.9 million in proceeds from the offering completed on June 10, 2020 shall be counted toward the $10.0 million requirement On July 22, 2020, the Company consummated the public offering of 18,000 units, each consisting of one share of Series F Convertible Preferred Stock, par value $0.001 per share (“Series F Convertible Preferred Stock”) and 2,500 warrants, each to purchase one share of Common Stock at an exercise price of $0.40 per share, for which it raised gross proceeds of $18.0 million before the payment of dealer-manager fees and associated offering expenses. Based on the extension of the compliance deadline to July 31, 2020, the Company was in compliance with or received a waiver for debt  covenants as of June 30, 2020.

The Company does not anticipate it will regain compliance with the financial covenants under the Credit Agreement by September 30, 2020 due to the uncertainty surrounding the impact of COVID-19 on its business. Therefore the Term Loan is classified as a current liability in the unaudited consolidated balance sheets.

The Company recognized approximately $0.6 million and $0.5 million and $1.2 million and $1.0 million in interest expense for the three and six months ending June 30, 2020 and 2019, respectively.  The weighted-average interest rate as of June 30, 2020 was 12.25%.

Paycheck Protection Program Loan

On April 14, 2020, Biolase, Inc., was granted a loan from Pacific Mercantile Bank in the aggregate amount of $2,980,000.00, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The PPP Loan, which was in the form of a Note dated April 13, 2020 issued by the Company, matures on April 13, 2022 and bears interest at a rate of 1.0% per annum. Interest is payable monthly commencing on November 1, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. However, there can be no assurance that such PPP loan will be forgiven.

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

The Company recorded the principal amount of approximately $3.0 million due on the PPP Loan in Non current term loans in the unaudited consolidated balance sheet.  Interest on the PPP Loan was not material.

In July 2020, the Company amended the terms of the PPP Loan. Details of the amendment are discussed in Note 15 to these unaudited consolidated financial statements.

EIDL Loan

On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $150,000, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan in the amount of $731 dollars. The balance of principal and interest is payable thirty years from the date of the promissory note. The principal amounts were recognized as Non current term loans in the consolidated balance sheet at June 30, 2020. Interest on the loan was not material.

Western Alliance Warrants

On March 6, 2018, the Company issued to Western Alliance warrants (the “Original Western Alliance Warrants”) to purchase up to the number of shares of common stock equal to $120,000 divided by the applicable exercise price at the time such warrants are exercised. The Original Western Alliance Warrants are fully vested and exercisable. The Original Western Alliance Warrants may be exercised with a cash payment from Western Alliance, or, in lieu of a cash payment, Western Alliance may convert the warrants into a number of shares, in whole or in part. The initial exercise price of the warrants was $2.35 per share. On September 27, 2018, the Company entered into the Second Modification Agreement to amend the Original Business Financing Agreement. In connection with the Second Modification Agreement, the Original Western Alliance Warrants were terminated, and the Company issued new warrants (the “Western Alliance Warrants”) to purchase up to the number of shares of common stock equal to $120,000 divided by the exercise price of $2.13, which was the closing price of the Company’s common stock on September 27, 2018. The Western Alliance Warrants are immediately exercisable and expire on September 27, 2028. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price.  The sale of common stock in the second quarter of 2020 triggered an adjustment to the exercise price to approximately $0.60 per share.  The impact of the adjustment to the exercise price was not material.

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

In November 2019, these warrants were consolidated and the strike price was adjusted to $1.00, and in March 2020, the strike price was adjusted a second time to $0.49.  The impact of both reprice events was de minimis to the unaudited consolidated financial statements. In connection with the Fifth Amendment, the Company entered into a Third Amendment to the SWK Warrant Agreement. Under this amendment, the Company granted to SWK 63,779 additional common stock warrants at an exercise price of approximately $0.39198. All other terms and conditions to the additional warrants were the same as those previously granted. The Company also revised the exercise price of the 487,198 common stock warrants held by SWK to $0.39198. The Company measured the fair value of the 63,779 warrants granted using the black-Scholes. The fair value of the additional warrants and the aggregate impact of the strike price adjustments in previous amendments to the Warrant Agreement were less than $0.1 million and not material to the unaudited consolidated financial statements. Due to the repricing that occurred in the second quarter of 2020, the down round features of these warrants was not triggered by the Company’s June 2020, sale of common stock.

DPG Warrants

In connection with the SWK Loan, the Company paid a finder’s fee to Deal Partners Group of $0.4 million cash and issued warrants to purchase up to 279,851 shares of common stock (the “DPG Warrants”). The DPG Warrants were issued on November 14, 2018, were exercisable immediately, and expire on November 9, 2026. The exercise price of the DPG Warrants is $1.34 which was the average closing price of the Company’s common stock for the ten trading days immediately preceding November 9, 2018. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the DPG Warrants of $0.3 million was estimated using the Black Scholes option pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%. In November 2019, the exercise price of the DPG Warrants issued on November 9, 2018 was adjusted from $1.34 per share to $0.8767 per share and the exercise price of the DPG Warrants issued on May, 2019 was adjusted from $2.17 per share to $1.4197 per share. The impact of the reprice was de minimis to the unaudited consolidated financial statements. The June 2020 sale of common stock triggered the down round features of these warrants and in August 2020, the Company adjusted the exercise price of these warrants to $0.62 and $0.38 per share the impact of this reprice was not material.

The value of both the SWK Warrants and the DPG Warrants was recognized as a discount on the SWK Loan and are being amortized on a straight-line basis which approximates the effective-interest method, over the loan term of five years. Additionally, based on the adoption of ASU 2017-11 in the fourth quarter of 2018, these warrants are classified as equity in the consolidated balance sheet as of June 30, 2020.

The future minimum principal and interest payments as of June 30, 2020 are as follows (in thousands):

	Principal	Interest (1)
2020 (six months)	—	962
2021	2,100	1,828
2022	5,785	1,507
2023	10,109	2,460
2024	9	6
2025 and thereafter	137	122
Total future payments	$18,140	$6,885

(1) estimated using LIBOR rates as of June 30, 2020

NOTE 10— LEASES

The Company enters into operating leases primarily for real estate, office equipment, and fleet vehicles. Lease terms generally range from one to five years, and often include options to renew for one year. On January 1, 2019, the Company adopted Accounting Standards Topic No. 842, using the modified-retrospective approach and as a result recognized a right-of-use asset of approximately $0.8 million as adjusted for deferred rent at the date of adoption of $0.2 million, and a lease liability of approximately $1.0 million. No cumulative-effect adjustment to retained earnings was required upon adoption. Right-of-use assets are recorded in Prepaid and other assets and lease liabilities are included in Accrued liabilities or Other liabilities depending on whether they are current or noncurrent. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate (“IBR”) to determine the present value of the lease payments and on the date of adoption, the Company determined its IBR to be 12.78%. This rate was based on the Company’s financing of the SWK Loan which is a collateralized loan, and was based on prevailing market rates during the fourth quarter of 2018.

In 2020, the Company entered into two real property leases in Foothill Ranch, California and Corona, California.  The Foothill Ranch lease is a 11,936 square foot lease and will be used as the Company’s headquarters upon commencement on July 1, 2020. The Corona lease is for an 11,032 square foot facility for the Company’s manufacturing operations.  The Corona lease commenced in June 2020 and as a result the Company recorded an right of use asset and offsetting liability in the amount of $0.6 million.  Because the rate in each of the new leases is not readily determinable, the Company used the IBR of 12.25% to measure the present value of the lease liabilities. The IBR was based on the Company’s SWK Term Loan as amended, which the Company believes is indicative of prevailing market rates.

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

Three Months Ended,
June 30, 2020
Cash paid for operating lease liabilities	$188
Right-of-use assets obtained in exchange for new operating lease obligations	570
Weighted-average remaining lease term	4.474 years
Weighted-average discount rate	12.3%

The Company allocates lease cost amongst lease and non-lease components. The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of June 30, 2020 for leases that have commenced were as follows (in thousands):

Due in 12 month period ended June 30,
2021	$212
2022	151
2023	154
2024	157
2025	161
$835
Less imputed interest	(265)
Total lease liabilities	$570

Current operating lease liabilities	218
Non-current lease liabilities	352
Total lease liabilities	$570

As of June 30, 2020, right-of-use assets were $0.6 million and lease liabilities were $0.6 million. The Company expects to recognize an additional right of use asset and lease liability of $1.3 million relating to its Foothill Ranch lease upon commencement on July 1, 2020.

Future minimum rental commitments under lease agreements, as of June 30, 2020, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

Year Ended
December 31,
2020 (six months)	$152
2021	499
2022	522
2023	533
2024	545
2025	504
Total future minimum lease obligations	$2,755

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

On January 25, 2019 (the “Effective Date”), BIOLASE entered into a settlement agreement (the “Settlement Agreement”) with CAO. Pursuant to the Settlement Agreement, CAO agreed to dismiss with prejudice the lawsuits filed by CAO against the Company in April 2012 and January 2018. In addition, CAO granted to the Company and its affiliates a non-exclusive, non-transferable (except as provided in the Settlement Agreement), royalty-free, fully-paid, worldwide license to the licensed patents for use in the licensed products and agreed not to sue the Company, its affiliates or any of its manufacturers, distributors, suppliers or customers for use of the licensed patents in the licensed products, and the parties agreed to a mutual release of claims. The Company agreed (i) to pay to CAO, within five days of the Effective Date, $500,000 in cash, (ii) to issue to CAO, within 30 days of the Effective Date, 500,000 restricted shares of common stock of the Company (the “Stock Consideration”), and (iii) to pay to CAO, within 30 days of December 31, 2021, an amount in cash equal to the difference (if positive) between $1,000,000 and the value of the Stock Consideration on December 31, 2021. The Stock Consideration vests and becomes transferrable on December 31, 2021, subject to the terms of a restricted stock agreement to be entered into between the parties. The Company considered this a Type I subsequent event and recognized a $1.5 million contingent loss on patent litigation settlement in its statement of operations for the year ended December 31, 2018. In January 2019, the Company paid CAO $500,000 in cash. On January 31, 2019, the case was dismissed with prejudice. During the three-month period ended March 31, 2019, the Company recorded an additional loss on patent litigation of $0.2 million which represented the change in fair value of the restricted stock to be issued to CAO at March 31, 2019. Subsequent to March 31,2019, the Company reversed the additional loss commensurate with the fluctuations in the Company’s share price. As of June 30, 2020 and December 31, 2019, the accrued liability relating to this agreement was $1.0 million.

NOTE 12—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three and six months ended June 30, 2020, sales to customers in the United States accounted for approximately 75% and 69% of net revenue and international sales accounted for approximately 25% and 31% of net revenue, respectively. For the three and six months ended June 30, 2019, sales to customer in the United States accounted for approximately 68% and 63% of net revenue and international sales accounted for 32% and 37%, respectively. No individual country, other than the United States, represented more than 10% of total net revenue during the three and six months ended June 30, 2020 or 2019.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Six Months
	June 30,		June 30,
	2020	2019	2020	2019
United States	$2,195	$5,898	$5,324	$12,014
International	743	2,747	2,397	6,957
	$2,938	$8,645	$7,721	$18,971

Property, plant, and equipment by geographic location was as follows (in thousands):

	June 30,	December 31,
	2020	2019
United States	$510	$908
International	271	285
	$781	$1,193

NOTE 13—CONCENTRATIONS

Revenue from the Company’s products for the three and six months ended June 30, 2020 and 2019 are as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
Laser systems	$1,091	37.1%	$4,917	56.9%	$3,142	40.7%	$10,880	57.4%
Imaging systems	—	—%	63	0.7%	-	0.0%	615	3.2%
Consumables and other	862	29.3%	2,084	24.1%	2,334	30.2%	4,196	22.1%
Services	985	33.6%	1,578	18.3%	2,245	29.1%	3,273	17.3%
License fees and royalties	—	—%	3	—%	—	—%	7	—%
Total revenue	$2,938	100.0%	$8,645	100.0%	$7,721	100.0%	$18,971	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and six months ended June 30, 2020 or 2019.

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

One individual customer represented more than 10% of the Company’s accounts receivable at June 30, 2020 and December 31, 2019.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and six months ended June 30, 2020 and 2019. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three and six months ended June 30, 2020, the Company recorded an income tax provision of $53,000 and a provision of $34,000 resulting in an effective tax rate of 0.3% and 0.3%, respectively. During the three and six months ended June 30, 2019, the Company recorded an income tax provision of $28,000 and $42,000 resulting in an effective income tax rate of  0.5% and 0.3%, respectively. The income tax provisions for the three and six months ended June 30, 2020 and 2019 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

NOTE 15—SUBSEQUENT EVENT

Rights Offering

On July 22, 2020, the Company completed a Rights Offering wherein the Company sold an aggregate of 18,000 units consisting of an aggregate of 18,000 shares of Series F Convertible Preferred Stock and 45,000,000 warrants, with each warrant exercisable for one share of Common Stock, resulting in net proceeds to the Company of approximately $15.8 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

Amendment to PMB Loan

On July 30, 2020, the Company entered into the First Amendment to the PMB Loan. Under the First Amendment to the PMB Loan, the Company obtained a forbearance waiving non-compliance through August 1, 2020 subject to certain conditions. In addition, the First Amendment to the PMB Loan modified the loan covenants to include requirements that (a) on or before July 31, 2020, the Borrower shall have received net cash proceeds in the amount of at least $8.0 million from the issuance of equity securities and those funds are deposited into accounts maintained by PMB and (b) the Company shall maintain unrestricted cash at PMB in an aggregate amount of $1.5 million

Amendment to Payment Protection Program Loan

In July 2020, the Company amended the provisions of its PPP loan.  The amendment modifies the original payment deferment period from six months to the date that the SBA remits the Company’s loan forgiveness to PMB or if no forgiveness is requested to ten months after the end of the 24-week measurement period. The amendment also increases the amount of non-payroll costs eligible for loan forgiveness from 25% to 40%.

Sixth Amendment to SWK Loan

On August 12, 2020, the Company entered into the Sixth Amendment to the Credit Agreement (“Sixth Amendment”). Under the Sixth Amendment, the interest only period on the loan is extended to May 2022, the loan maturity date is extended to May 9, 2024, the financial covenants are adjusted, and a $0.7 million repayment of the principal amount was required upon execution of the agreement.

Additional RSU Grants

In August 2020, the Company granted approximately 1.2 million RSUs under the 2018 Plan as part of its 2020 Employee Bonus plan. Approximately 1.0 million of these awards vest upon achievement of certain performance targets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes of BIOLASE, Inc. (“BIOLASE”) and its consolidated subsidiaries (together with BIOLASE, the “Company,” “we,” “our,” or “us”) included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “2019 Form 10-K”). In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements, predictions, or expectations regarding market opportunities, general and administrative expenses, investments in engineering and development, interest rate fluctuations, future products and services and enhancements of existing products and services, potential collaborations, our use of proceeds from the PPP Loan (as defined below), seasonality and the reasons therefor, operating and other expenses, anticipated cash needs, our strategy and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “outlook,” “potential,” “plan,” “seek,” and similar expressions and variations or the negatives of these terms or other comparable terminology.

The forward-looking statements contained in this Form 10-Q are based on the expectations, estimates, projections, beliefs, and assumptions of our management based on information available to management as of the date on which this Form 10-Q was filed with the SEC, all of which are subject to change. Forward-looking statements are subject to risks, uncertainties, and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	losses that we have experienced and doubt about our ability to continue as a going concern as of June 30, 2020;
•	the coronavirus outbreak, the effects of the COVID-19 pandemic and the actions taken to contain it;
•	uncertainty around forgiveness of the PPP Loan;
•	global economic uncertainty and volatility in financial markets;
•	inability to raise additional capital on terms acceptable to us;
•	our relationships with, and the efforts of, third-party distributors;
•	failure in our efforts to train dental practitioners or to overcome the hesitation of dentists and patients to adopt laser technologies;
•	inconsistencies between future data and our clinical results;
•	competition from other companies, including those with greater resources;
•	our inability to successfully develop and commercialize enhanced or new products that remain competitive with products or alternative technologies developed by others;
•	the inability of our customers to obtain third-party reimbursement for their use of our products;
•	limitations on our ability to use net operating loss carryforwards;
•	problems in manufacturing our products;

•	warranty obligations if our products are defective;
•	adverse publicity regarding our technology or products;
•	adverse events to our patients during the use of our products, regardless of whether caused by our products;
•	issues with our suppliers, including the failure of our suppliers to supply us with a sufficient amount or adequate quality of materials;
•	rapidly changing standards and competing technologies;
•	our inability to effectively manage and implement our growth strategies;
•	risks associated with operating in international markets, including potential liabilities under the Foreign Corrupt Practices Act;
•	breaches of our information technology systems;
•	seasonality;
•	litigation, including the failure of our insurance policies to cover certain expenses relating to litigation;
•	disruptions to our operations at our primary facility;
•	loss of our key management personnel or our inability to attract or retain qualified personnel;
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

•	climate change initiatives;
•	failure of our intellectual property rights to adequately protect our technologies and potential third-party claims that our products infringe their intellectual property rights;
•	changes in government regulation or the inability to obtain or maintain necessary governmental approvals;
•	our failure to comply with existing or new laws and regulations, including fraud and abuse and health information privacy and securities laws;
•	changes in the regulatory requirements of the Food and Drug Administration (“FDA”) applicable to laser products, dental devices, or both;

•	recall or other regulatory action concerning our products after receiving FDA clearance or approval;
•	our ability to comply with continued listing requirements of the Nasdaq Capital Market; and
•	risks relating to ownership of our common stock, including low liquidity, low trading volume, high volatility and dilution.

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is the only effective, safe solution to preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We also offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. As of June 30, 2020 we have approximately 257 issued and 43 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through June 30, 2020, we sold over 41,200 laser systems in over 80 countries around the world. Contained in this total are approximately 13,400 Waterlase systems, including over 8,900 Waterlase MD, MDX, Express and iPlus systems.

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

Recent Developments

Impact of Coronavirus (COVID-19) on Our Operations

The COVID-19 pandemic has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak of the novel coronavirus by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures have included dental office closures worldwide for all but emergency procedures, for the most part. The ability of our salespeople to call on dental customers during these closures was been greatly limited. In addition, most dental shows and workshops scheduled in the first and second quarters of 2020 were canceled. As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from our operations during the first half of 2020 were negatively impacted. The full impact of the COVID-19 outbreak continues to evolve and the full magnitude that the pandemic may have on our financial condition, liquidity, and future results of operations remains uncertain.  There is no assurance that sales will return to normal levels during the second half of 2020 or at any time thereafter.

Deficiency Letter from Nasdaq

On March 31, 2020, BIOLASE received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying BIOLASE that, based on the BIOLASE’s stockholders’ equity of $377,000 as of December 31, 2019, as reported in the 2019 Form 10-K for the year ended December 31, 2019, BIOLASE is no longer in compliance with the minimum shareholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain shareholders’ equity of at least $2.5 million. BIOLASE has responded to Nasdaq with a specific plan to achieve and sustain compliance with the foregoing listing requirement. If the Company’s plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the letter for the Company to evidence compliance. On June 4, 2020, Nasdaq granted the Company’s request for an extension of time to regain compliance to August 31, 2020 (the “Compliance Date”). In July 2020, the Company consummated a Rights Offering for gross proceeds of $18.0 million, while the Company believes this will resolve the deficiency related to the minimum stockholders’ equity requirement, there can be no assurance that the Company will regain compliance.

On December 3, 2019, BIOLASE received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market, LLC (“Nasdaq”) notifying BIOLASE that it violated the continued listing requirements of Nasdaq listing rule 5550(a)(2). In accordance with Nasdaq rules, BIOLASE has been provided an initial period of 180 calendar days, or until June 1, 2020, to regain compliance. In response to the COVID-19 pandemic and related extraordinary market conditions, Nasdaq has provided temporary relief from the continued listing requirements and the cure period for regaining compliance is tolled through June 30, 2020. Under the relief, companies will have additional time to regain compliance for these price-based requirements. Starting on July 1, 2020, companies will receive the balance of any pending compliance period exception to come back into compliance with the applicable requirement. This relief will move the Company’s date to submit a plan to regain compliance to August 15, 2020.

If BIOLASE does not regain compliance by the Compliance Date and is not eligible for an additional compliance period at that time, the Staff will provide written notification to BIOLASE that its common stock may be delisted. BIOLASE intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule.

Paycheck Protection Program Loan

On April 14, 2020, BIOLASE was granted a loan from Pacific Mercantile Bank (the “PPP Loan”) in the aggregate amount of $2.98 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid Relief and Economic Securities Act (the “CARES Act”), which was enacted March 27, 2020.

The PPP Loan, which was in the form of a Note dated April 13, 2020 issued by the Company, matures on April 13, 2022 and bears interest at a rate of 1.0% per annum. Interest is payable monthly commencing on November 1, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, amounts spent on authorized purchases over eight weeks after receiving the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

Amendments to SWK Credit Agreement

As of December 31, 2019, the Company was not in compliance with its debt covenants under its credit agreement dated November 9, 2018 (as amended, the “Credit Agreement”) with SWK Funding, LLC. In March 2020, the Company entered into a Fourth Amendment dated as of March 25, 2020 to its Credit Agreement with SWK (the “Fourth Amendment”). Under the Fourth Amendment, the financial covenant is amended to require consolidated unencumbered liquid assets of no less than $3.0 million as of any date of determination. The Fourth Amendment also adjusted the Minimum Aggregate Revenue ( as defined in the Credit Agreement) requirements. Pursuant to the Fourth Amendment to the Credit Agreement, SWK granted the Company a waiver of the Company’s noncompliance with certain financial covenants contained in the Credit Agreement through March 31, 2020.

On May 15, 2020, the Company entered into the Fifth Amendment to its Credit Agreement (the “Fifth Amendment”) with SWK. The Fifth Amendment amends the Credit Agreement by providing for minimum consolidated unencumbered liquid assets of $1.5 million prior to June 30, 2020 and $3.0 million on or after June 30, 2020; providing for a minimum aggregate revenue target of $41.0 million for the twelve month period ending June 30, 2020, a related waiver of such minimum revenue target in the event that the Company raises equity capital or issues subordinated debt of not less than $10.0 million on or prior to June 30, 2020, and quarterly revenue targets; and providing for a minimum EBITDA target of ($7.0 million) for the twelve month period ended June 30, 2020, a related waiver of such minimum EBIDTA target in the event that the Company raises equity capital or issues subordinated debt of not less than $10.0 million on or prior to June 30, 2020, and quarterly EBITDA targets. The Fifth Amendment contains representations, warranties, covenants, releases, and conditions customary for a credit agreement amendment of this type.

On June 8, 2020, SWK agreed to extend the deadline by which the Company is required to raise not less than $10.0 million in equity capital or subordinated debt to July 31, 2020 and agreed that the $6.9 million in proceeds from the offering completed on June 10, 2020 shall be counted toward the $10.0 million requirement. On July 22, 2020, the Company consummated the public offering of 18,000 units, each consisting of one share of Series F Convertible Preferred Stock, par value $0.001 per share (“Series F Convertible Preferred Stock”) and 2,500 warrants, each to purchase one share of Common Stock at an exercise price of $0.40 per share, for which it raised gross proceeds of $18,000,000 before the payment of dealer-manager fees and associated offering expenses of approximately $2.2 million. In connection with the Fifth Amendment, on May 15, 2020 the Company entered into the Third Consolidated, Amended and Restated Warrant pursuant to which the Company issued additional warrants to SWK to purchase 63,779 shares of the Company’s Common Stock with a warrant price per share of $0.39198, and adjusted the warrant price per share with respect to 487,198 existing warrant shares previously issued to SWK to $0.39198.

On August 12, 2020, we entered into the Sixth Amendment to the Credit Agreement (“Sixth Amendment”). Under the Sixth Amendment, the interest only period on the loan is extended to May 2022, the loan maturity date is extended to May 9, 2024, the financial covenants are adjusted, and a $0.7 million repayment of the principal amount was required upon execution of the agreement.

Revolving Credit Facility

In April 2020, the Company borrowed $3.0 million in connection with its credit facility with Pacific Mercantile Bank (the “PMB Loan”). As of May 26, 2020, approximately $1.7 million was outstanding under the PMB Loan.

In May 2020 it was determined that the Company was not in compliance with the minimum unrestricted cash requirement under the PMB Loan’s existing covenants as of March 31, 2020. In July, 2020, the Company obtained a waiver for the covenant violation and entered into the First Amendment to the Loan and Security Agreement (the “First Amendment”). Under the First Amendment to the PMB Loan, the Company obtained a forbearance waiving non-compliance through August 1, 2020 subject to certain conditions. In addition, the First Amendment to the PMB Loan the loan covenants were modified to include (a) on or before July 31, 2020, the Borrower has received net cash proceeds in the amount of at least $8.0 million from the issuance of equity securities and those funds are deposited into accounts maintained by PMB and (b) the Company maintains unrestricted cash at PMB in an aggregate amount of $1.5 million.

Portable Ventilator Partnership

On April 8, 2020, the Company announced that it had teamed up with MEKICS Co. Ltd, (“MEKICS”) an intensive care unit (ICU) equipment manufacturer based in the Republic of Korea, to supply MEKICS’s MTV-1000 ICU-grade portable ventilator through BIOLASE’s manufacturing facility in Irvine, California. The MTV-1000 ventilator received FDA authorization for emergency use in connection with the COVID-19 pandemic. Since the commencement of this relationship, the Company has received over $10 million in multiple purchase orders and has received authorization to manufacture and supply the MTV-1000 ventilator under FDA Emergency Use Authorization authority and an exemption from the State of California to operate, market and produce the MTV-1000 Ventilator, which was a critically needed product, at that time.

Subsequent to the above-referenced authorizations, MEKICS experienced supply chain disruptions for certain critical parts and was delayed in shipping ventilators to the Company. Although MEKICS is ready to ship ventilators at this time, the United States market for ventilator products has rapidly changed since early April, due to the effect and level of spread of COVID-19 infection throughout the nation and went from products of undersupply to products of oversupply. As an example, certain state governments are now cancelling pre-paid orders for ventilators.

Due to the foregoing, the Company’s customers that had placed orders with the Company currently no longer need this supply. As a result, the Company has determined not to purchase any MTV-1000 Ventilators from MEKICS at this time for resale to customers.

However, if there is a second wave of COVID-19, the Company expects there may be a return to peak demand for this product. If that occurs, the Company expects to be in position to be able to address this demand through its collaboration with MEKICS.

EIDL Loan

On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $150,000.00, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan in the amount of $731.00. The balance of principal and interest is payable thirty years from the date of the promissory note. In connection with the EIDL Loan, the Company executed the EIDL Loan documents, which include the SBA Secured Disaster Loan Note, dated May 22, 2020, the Loan Authorization and Agreement, dated May 22, 2020, and the Security Agreement, dated May 22, 2020, each between the SBA and the Company.

Amendment to Certificate of Incorporation

On May 13, 2020, our shareholders approved a proposal at our 2020 annual meeting of shareholders to amend the Company’s Restated Certificate of Incorporation (the “Certificate of Incorporation”) to increase the amount of authorized shares of the Company’s common stock, from 40,000,000 shares to 180,000,000 shares (the “Authorized Share Increase”). On May 28, 2020, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Authorized Share Increase.

Conversion of Series E Convertible Preferred Stock

The 69,565 shares of Series E Convertible Preferred Stock were automatically converted into 6,956,500 shares of common stock upon receipt of the requisite approval at the Annual Shareholders’ Meeting held in May 2020.

Registered Direct Offering and Concurrent Private Placement

On June 10, 2020, the Company consummated a registered direct offering of 10,800,000 shares of its common stock (the “Shares”) to certain accredited institutional investors and a concurrent private placement of warrants to purchase 10,800,000 shares of common stock with an exercise price of $0.515 per share (the “June 2020 Warrants”). The June 2020 Warrants are exercisable commencing on the date of their issuance and will expire on the five- year anniversary of the issuance date.

The combined purchase price for one Share and one June 2020 Warrant in the offering was $0.64. The Company received aggregate gross proceeds of approximately $6.9 million in the offering, before deducting fees to the placement agents and other offering expenses.

The Shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-233172), which was declared effective on August 23, 2019. The June 2020 Warrants and the shares of common stock issuable upon exercise of the June 2020 Warrants were issued in a concurrent private placement and have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder. Maxim Group LLC, The Benchmark Company, LLC & Colliers Securities LLC acted as co-placement agents for the offering.

Rights Offering

On July 22, 2020, the Company completed its previously announced rights offering pursuant to its effective registration statements on Form S-1, as amended (Registration Nos. 333-238914 and 333-239876), previously filed with and declared effective by the Securities and Exchange Commission (the “ SEC”) and a prospectus filed with the SEC (the “Rights Offering”). Pursuant to the Rights Offering, the Company sold an aggregate of 18,000 units consisting of an aggregate of 18,000 shares of Series F Convertible Preferred Stock and 45,000,000 warrants, with each warrant exercisable for one share of Common Stock, resulting in net proceeds to the Company of approximately $15.8 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2019 Form 10-K. There have been no significant changes during the six months ended June 30, 2020 in our critical accounting policies from those disclosed in Item 7 of the 2019 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2020		2019		2020		2019
Products and services	$2,938	100.0%	$8,645	100.0%	$7,721	100.0%	$18,971	100.0%
Cost of revenue	1,997	68.0%	5,265	60.9%	5,427	70.3%	12,070	63.6%
Gross profit	941	32.0%	3,380	39.1%	2,294	29.7%	6,901	36.4%
Operating expenses:
Sales and marketing	2,093	71.2%	3,272	37.9%	4,797	62.1%	7,151	37.8%
General and administrative	2,137	72.7%	2,511	29.0%	5,147	66.7%	4,903	25.8%
Engineering and development	690	23.5%	1,124	13.0%	1,680	21.8%	2,549	13.4%
Change in fair value of patent litigation settlement liability	—	—%	(190)	(2.2)%	—	—%	—	—%
Total operating expenses	4,920	167.5%	6,717	77.7%	11,624	150.6%	14,603	77.0%
Loss from operations	(3,979)	(135.4)%	(3,337)	(38.6)%	(9,330)	(120.8)%	(7,702)	(40.6)%
Non-operating loss, net	665	22.6%	534	6.2%	1,340	17.4%	1,055	5.6%
Loss before income taxes	(4,644)	(158.1)%	(3,871)	(44.8)%	(10,670)	(138.2)%	(8,757)	(46.2)%
Income tax provision	53	1.8%	28	0.3%	34	0.4%	42	0.2%
Net loss	$(4,697)	(159.9)%	$(3,899)	(45.1)%	$(10,704)	(138.6)%	$(8,799)	(46.4)%

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

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
GAAP net loss attributable to common stockholders	$(4,697)	$(3,899)	$(10,704)	$(8,799)
Deemed dividend on convertible preferred stock	—	—	—	—
GAAP net loss	$(4,697)	$(3,899)	$(10,704)	$(8,799)
Adjustments:
Interest expense, net	625	529	1,214	1,007
Income tax provision	53	28	34	42
Depreciation and amortization	307	268	488	529
Change in fair value of patent litigation settlement liability	—	(190)	—	—
Change in allowance for doubtful accounts	22	—	1,008	—
Stock-based and other non-cash compensation	801	447	1,519	1,204
Adjusted EBITDA	$(2,889)	$(2,817)	$(6,441)	$(6,017)

Comparison of Results of Operations

Three months ended June 30, 2020 and 2019

Net Revenue: The following table summarizes our unaudited net revenues by category, including each category’s percentage of our total revenue, for the three months ended June 30, 2020 and 2019, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2020		2019		Change	Change
Laser systems	$1,091	37.1%	$4,917	56.9%	$(3,826)	(77.8%)
Imaging systems	—	—%	63	0.7%	(63)	(100.0%)
Consumables and other	862	29.3%	2,084	24.1%	(1,222)	(58.6%)
Services	985	33.6%	1,578	18.3%	(593)	(37.6%)
Total products and services	2,938	100.0%	8,642	100.0%	(5,704)	(66.0%)
License fees and royalty	—	—%	3	—%	(3)	(100.0%)
Net revenue	$2,938	100.0%	$8,645	100.0%	$(5,707)	(66.0%)

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

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three-months ended June 30, 2020 and 2019, as well as the amount of change and percentage of change in each geographic revenue category, (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2020		2019		Change	Change
United States	$2,195	74.7%	$5,898	68.2%	$(3,703)	(62.8%)
International	743	25.3%	2,747	31.8%	(2,004)	(73.0%)
Net revenue	$2,938	100.0%	$8,645	100.0%	$(5,707)	(66.0%)

Total net revenue decreased by $5.7 million or 66% during the three-months ended June 30, 2020 as compared to the same period in 2019 primarily due to decreases in sales as a results of the global COVID-19 pandemic. In the U.S., net revenue decreased by $3.7 million, or 63% for the three-months ended June 30, 2020 compared to the same period in 2019. Outside the U.S., net revenue declined by $2.0 million, or 73% during the three-months ended June 30, 2020 as compared to the same period in 2019. Because a majority of our sales are typically made in the last month of a quarter, our sales operations were particularly adversely affected by the stay-at-home orders issued in early to mid-March and extended into May, which impacted our first and second quarter results.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three-months ended June 30, 2020 and 2019, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2020		2019		Change	Change
Net revenue	$2,938	100.0%	$8,645	100.0%	$(5,707)	(66.0%)
Cost of revenue	1,997	68.0%	5,265	60.9%	(3,268)	(62.1%)
Gross profit	$941	32.0%	$3,380	39.1%	$(2,439)	(72.2%)

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the three-months ended June 30, 2020, was $0.9 million, or 32% of net revenue, a decrease of approximately $2.5 million, or 72% as compared with gross profit of $3.4 million or 39.1% of net revenue for the same period in 2019. The 72% decrease in gross profit reflects the impact of the decrease in revenues from the COVID-19 pandemic and our fixed manufacturing costs.

Operating Expenses: The following table summarizes our unaudited operating expenses for the three-months ended June 30, 2020 and 2019, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,		Amount	Percent
	2020		2019		Change	Change
Sales and marketing	$2,093	71.2%	$3,272	37.9%	$(1,179)	(36.0%)
General and administrative	2,137	72.7%	2,511	29.0%	(374)	(14.9%)
Engineering and development	690	23.5%	1,124	13.0%	(434)	(38.6%)
Change in fair value of patent litigation settlement liability	—	—%	(190)	(2.2%)	190	(100.0%)
Total operating expenses	$4,920	167.5%	$6,717	77.7%	$(1,797)	(26.8%)

The quarter-over-quarter total operating expenses are explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses during the three-months ended June 30, 2020 decreased by $1.2 million or 36% as compared to the same period in 2019. This decrease is primarily due to decreases of $0.2 million in sales commissions, $0.3 million in travel and travel related expenses, $0.4 million in   trade show expenses, $0.1 million in advertising costs, and $0.3 million in payroll and benefit costs which are primarily due to the impact of the COVID-19 pandemic on our business operations. These decreases were offset by an increase of $0.1 million in stock based compensation. Given the recent reopening of  dental offices, we expect our third quarter sales and marketing expense to increase for the remainder of the year ended December 31, 2020.

General and Administrative Expense. General and administrative expenses during the three-months ended June 30, 2020 decreased by $0.3 million or 15% compared to the same period in 2019, primarily due to a decrease in payroll and benefit costs of $0.5 million, a decrease in bank fees of $0.1 million and a decrease in patent and legal costs of $0.1 million partially offset by an increase in stock based compensation of $0.2 million and $0.1 million in other expenses.  The decrease in general and administrative costs was primarily driven by the cost reduction measures taken as a result of the COVID-19 pandemic.

Engineering and Development Expense. Engineering and development expenses during the three-months ended June 30, 2020 decreased by $0.4 million or 39% compared to the same period in 2019, primarily due to a $0.3 million decrease in payroll and consulting-related expenses driven by a reduction in engineering projects for 2020 as compared to 2019. We expect to continue our investment in engineering and development activity in the remainder of 2020. However, our primary focus will be on our sales and marketing efforts.

Change in fair value of patent litigation settlement liability. During the three-months ended June 30, 2019, we recognized a $0.2 million gain on patent litigation settlement with CAO Group, Inc., as described in Part I, Item I, Note 11 – Commitments and Contingencies above, due to the change in fair value of the restricted stock which is pending issuance.  We did not recognize a change in valuation for the three-months ended June 30, 2020 as our stock price remained below $1.00 per share.

Gain (Loss) on Foreign Currency Transactions. We realized a $40,000 loss on foreign currency transactions during the three-months ended June 30, 2020 compared to a $5,000 loss on foreign currency transactions during the three-months ended June 30, 2019, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense during the three-months ended June 30, 2020 increased by $0.1 million primarily due to the additional interest from incremental borrowing of $2.5 million on the SWK Loan (as defined below) in the second quarter of 2019. We expect interest expense to fluctuate depending on the movement in the London Interbank Bank Offered Rate (“LIBOR”) through the remainder of 2020 and the outstanding balance of our PMB Loan (if any).

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was a expense of $53,000 for the three-months ended June 30, 2020 as compared to a provision of $28,000 for the same period in the prior year. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Loss. Our net loss totaled approximately $4.7 million for the three-months ended June 30, 2020 compared to a net loss of $3.9 million for the three-months ended June 30, 2019.

Six-months ended June 30, 2020 and 2019

Net Revenue: The following table summarizes our unaudited net revenues by category, including each category’s percentage of our total revenue, for the six-months ended June 30, 2020 and 2019, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2020		2019		Change	Change
Laser systems	$3,142	40.7%	$10,880	56.9%	$(7,738)	(71.1)%
Imaging systems	—	—%	615	0.7%	(615)	(100.0)%
Consumables and other	2,334	30.2%	4,196	24.1%	(1,862)	(44.4)%
Services	2,245	29.1%	3,273	18.3%	(1,028)	(31.4)%
Total products and services	7,721	100.0%	18,964	100.0%	(11,243)	(59.3)%
License fees and royalty	—	—%	7	—%	—	—%
Net revenue	$7,721	100.0%	$18,971	100.0%	$(11,243)	(59.3)%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the six-months ended June 30, 2020 and 2019, as well as the amount of change and percentage of change in each geographic revenue category, (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2020		2019		Change	Change
United States	$5,324	69.0%	$12,014	63.3%	$(6,690)	(55.7)%
International	2,397	31.0%	6,957	36.7%	(4,560)	(65.5)%
Net revenue	$7,721	100.0%	$18,971	100.0%	$(11,250)	(59.3)%

Total net revenue decreased by $11.3 million or 59% during the six-months ended June 30, 2020 as compared to the same period in 2019. In the U.S., net revenue decreased by $6.7 million, or 56% and outside the U.S., net revenue declined by $4.6 million, or 66% during the six-months ended June 30, 2020 as compared to the same period in 2019, primarily due to the impact of the global COVID-19 pandemic.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the for the six-months ended June 30, 2020 and 2019, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2020		2019		Change	Change
Net revenue	$7,721	100.0%	$18,971	100.0%	$(11,250)	(59.3)%
Cost of revenue	5,427	70.3%	12,070	63.6%	(6,643)	(55.0)%
Gross profit	$2,294	29.7%	$6,901	36.4%	$(4,607)	(66.8)%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the six-months ended June 30, 2020, was $2.3 million, or 30% of net revenue, a decrease of approximately $4.6 million, or 67% as compared with gross profit of $6.9 million or 36% of net revenue for the same period in 2019. The 67% decrease in gross profit reflects the impact of the decrease in revenues from the COVID-19 pandemic and our fixed manufacturing costs.

Operating Expenses: The following table summarizes our unaudited operating expenses for the for the six- months ended June 30, 2020 and June 30, 2019, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended		Six Months Ended
	June 30,		June 30,		Amount	Percent
	2020		2019		Change	Change
Sales and marketing	$4,797	62.1%	$7,151	37.8%	$(2,354)	(32.9)%
General and administrative	5,147	66.7%	4,903	25.8%	244	5.0%
Engineering and development	1,680	21.8%	2,549	13.4%	(869)	(34.1)%
Total operating expenses	$11,624	150.6%	$14,603	77.0%	$(2,979)	(20.4)%

The period-over-period total operating expenses are explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses during the six-months ended June 30, 2020 decreased by $2.4 million or 33% as compared to the same period in 2019, primarily due to the impact of the COVID-19 pandemic on sales operations resulting in decreased payroll and benefits of $0.4 million, sales commissions of $0.5 million, marketing and convention event related costs of $0.7 million and travel and entertainment expenses of $0.5 million. We expect sales and marketing expenses to increase as a percentage of revenue during the second half of 2020 as the stay-at-home restrictions are lifted.

General and Administrative Expense. General and administrative expenses during the six-months ended June 30, 2020 increased by $0.2 million or 5% compared to the same period in 2019, primarily due to an increase in provision for doubtful accounts of $1.0 million offset by decreases in payroll and consulting costs of $0.7 million and a $0.1 million increase in other expenses. We expect general and administrative expenses to increase as a percentage of revenue through the remainder of 2020 as the stay-at-home restrictions are lifted.

Engineering and Development Expense. Engineering and development expenses during the six-months ended June 30, 2020 decreased by $0.9 million or 34% compared to the same period in 2019, primarily due to a $0.7 million decrease in payroll and consulting-related expenses. We expect engineering and development expenses to decrease as a percentage of revenue through the remainder of 2020.

(Loss) Gain on Foreign Currency Transactions. We realized a $126,000 loss on foreign currency transactions during the six-months ended June 30, 2020 compared to a $48,000 loss on foreign currency transactions during the six months ended June 30, 2019, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense. Interest expense during the six-months ended June 30, 2020 increased by $0.2 million primarily due to the interest and amortization of debt issuance costs relating to the increase of $2.5 million in principal borrowed on the SWK Loan in May 2019. We expect interest expense to fluctuate depending on the movement in LIBOR through the remainder of 2020.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $34,000 for the six-months ended June 30, 2020 and $42,000 June 30, 2019. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Loss. Our net loss totaled approximately $10.8 million for the six-months ended June 30, 2020 compared to a net loss of $8.9 million for the six-months ended June 30, 2019.

Liquidity and Capital Resources

At June 30, 2020, we had approximately $5.7 million in cash, cash equivalents and restricted cash. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash, cash equivalents and restricted cash of $0.4 million at June 30, 2020 as compared to December 31, 2019 was primarily due to net cash used in operating activities of $9.3 million. The $9.3 million of net cash used in operating activities was primarily driven by our net loss of $10.7 million for the six months ended June 30, 2020.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash flows used in operating activities	$(9,339)	$(6,627)
Net cash flows used in investing activities	(81)	(125)
Net cash flows provided by financing activities	8,991	2,466
Effect of exchange rate changes	57	(38)
Net change in cash, cash equivalents and restricted cash	$(372)	$(4,324)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the six months ended June 30, 2020 totaled $9.3 million and was primarily comprised of our net loss of $10.7 million, partially offset by non-cash adjustments for depreciation and amortization expenses of $0.5 million and stock-based compensation expenses of $1.5 million and our provision for bad debt of $1.0 million. The net decrease in our operating assets and liabilities was primarily due to a $3.6 million decrease in accounts receivable primarily due to the impact of the COVID-19 pandemic on our revenues offset by an increase of  $1.0 million in inventory and a decrease in accounts payable of $3.8 million.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2020 was minimal and primarily driven by our capital expenditures related to the relocation of our headquarters and manufacturing facility. We expect cash flows from investing activities to remain consistent through the remainder of 2020.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was approximately $9.0 million primarily due to the funds borrowed on the PPP Loan and the sale of common stock from our registered direct private placement as further described below.

Effect of Exchange Rate

The effect of exchange rate changes on cash for the six months ended June 30, 2020 was $57,000 and ($38,000), respectively primarily due to fluctuations between the U.S. Dollar and the Euro.

Future Liquidity Needs

As of June 30, 2020, we had working capital of approximately $1.8 million. Our principal sources of liquidity as of June 30, 2020 consisted of approximately $5.7 million in cash, cash equivalents and restricted cash and $4.1 million of net accounts receivable and any availability under our credit facility with Pacific Mercantile Bank.

We have reported recurring losses from operations and have not generated cash from operations for the three years ended December 31, 2019 and the six-months ended June 30, 2020. Our level of cash used in operations, the need for additional capital, and the uncertainties surrounding our future ability to raise additional capital and in light of the uncertainties and impact of  COVID-19 on our business, raise substantial doubt about our ability to continue as a going concern.  As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from our operations during the second half of 2020 may be less than we anticipated. There is no assurance that sales will return to normal levels during the second half of 2020 or at any time thereafter.

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

As of December 31, 2019, we were not in compliance with our debt covenants under the Credit Agreement (as amended). In March 2020, we entered into a Fourth Amendment to the Credit Agreement. Under the Fourth Amendment, we obtained a waiver of our non-compliance with certain financial covenants contained in the Credit Agreement through March 31, 2020.  Also pursuant to the Fourth Amendment, we agreed to revise (i) the financial covenants to adjust minimum revenue and EBITDA levels and (ii) revise the financial covenants with respect to unencumbered liquid assets. In connection with the Fourth Amendment, we amended the exercise price of the SWK Warrants to $0.49 per share.

On May 15, 2020, we entered into the Fifth Amendment to the Credit Agreement with SWK. The Fifth Amendment amends the Credit Agreement by providing for minimum consolidated unencumbered liquid assets of $1.5 million prior to June 30, 2020 and $3.0 million on or after June 30, 2020; providing for a minimum aggregate revenue target of $41.0 million for the twelve month period ending June 30, 2020, a related waiver of such minimum revenue target in the event that we raise equity capital or issues subordinated debt of not less than $10.0 million on or prior to June 30, 2020, and quarterly revenue targets; and providing for a minimum EBITDA target of ($7.0 million) for the twelve month period ended June 30, 2020, a related waiver of such minimum EBIDTA target in the event that we raise equity capital or issues subordinated debt of not less than $10.0 million on or prior to June 30, 2020, and quarterly EBITDA targets. The Fifth Amendment contains representations, warranties, covenants, releases, and conditions customary for a credit agreement amendment of this type.

On June 8, 2020, SWK agreed to extend the deadline by which we were required to raise not less than $10.0 million in equity capital or subordinated debt to July 31, 2020 and agreed that the $6.9 million in proceeds from the offering completed on June 10, 2020 shall be counted toward the $10.0 million requirement. On July 22, 2020, we consummated the public offering of 18,000 units, each consisting of one share of Series F Convertible Preferred Stock, par value $0.001 per share and 2,500 warrants, each to purchase one share of Common Stock at an exercise price of $0.40 per share, for which it raised gross proceeds of $18,000,000 before the payment of dealer-manager fees and associated offering expenses of approximately $2.2 million. In connection with the Fifth Amendment, on May 15, 2020 we entered into the Third Consolidated, Amended and Restated Warrant pursuant to which we issued additional warrants to SWK to purchase 63,779 shares of common stock with a warrant price per share of $0.39198, and adjusted the warrant price per share with respect to 487,198 existing warrant shares previously issued to SWK to $0.39198. Based on the extension of the compliance deadline to July 31, 2020, we were in compliance with or received a waiver for debt  covenants as of June 30, 2020.

On August 12, 2020, we entered into the Sixth Amendment to the Credit Agreement (“Sixth Amendment”). Under the Sixth Amendment, the interest only period on the loan is extended to May 2022, the loan maturity date is extended to May 9, 2024, the financial covenants are adjusted, and a $0.7 million repayment of the principal amount was required upon execution of the agreement.

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

Line of Credit

On October 28, 2019, BIOLASE, Inc. entered into a loan and security agreement (the “Loan Agreement”) with Pacific Mercantile Bank, as lender (“Lender”), which provides for a revolving line of credit (the “PMB Loan”), secured by substantially all of the our assets, with a maximum principal amount not to exceed the lesser of (i) $3 million or (ii) the sum of 90% of the Eligible Accounts (as defined in the Loan Agreement) plus 75% of the Eligible Inventory (as defined in the Loan Agreement, and subject to certain limitations set forth therein); provided that the maximum principal amount of the PMB Loan may be reduced from time to time in the Lender’s good faith business judgment as set forth in the Loan Agreement. Borrowings under the PMB Loan may be used for working capital. The PMB Loan matures on October 28, 2021, unless earlier terminated.

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

In May 2020 it was determined that the Company was not in compliance with the minimum unrestricted cash requirement under the PMB Loan’s existing covenants as of March 31, 2020. In July, 2020, the Company obtained a waiver for the covenant violation and entered into the First Amendment to the Loan and Security Agreement (the “First Amendment”). Under the First Amendment to the PMB Loan, the Company obtained a forbearance waiving non-compliance through August 1, 2020 subject to certain conditions. In addition, the First Amendment to the PMB Loan the loan covenants were modified to include (a) on or before July 31, 2020, the Borrower has received net cash proceeds in the amount of at least $8.0 million from the issuance of equity securities and those funds are deposited into accounts maintained by PMB and (b) the Company maintains unrestricted cash at PMB in an aggregate amount of $1.5 million.

As of June 30, 2020, we had no balances outstanding and had approximately $0.8 million of availability under this facility.

Paycheck Protection Program Loan

On April 14, 2020, we were granted a PPP Loan from Pacific Mercantile Bank in the aggregate amount of $2,980,000, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The PPP Loan, which was in the form of a Note dated April 13, 2020 issued by BIOLASE, matures on April 13, 2022 and bears interest at a rate of 1.0% per annum. Interest is payable monthly commencing on November 1, 2020. The Note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. We intend to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

In July 2020, the Company amended the provisions of its Paycheck Protection Program loan.  The amendment amends the original payment deferment period from six months to the date that the SBA remits the Company’s loan forgiveness to PMB or if no forgiveness is requested to ten months after the end of the 24-week measurement period. The amendment also increases the amount of non payroll costs eligible for loan forgiveness from 25% to 40%.

EIDL Loan

On May 22, 2020, the we executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the our business. The principal amount of the EIDL Loan is $150,000.00, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan in the amount of $731.00. The balance of principal and interest is payable thirty years from the date of the promissory note. In connection with the EIDL Loan, we executed the EIDL Loan documents, which include the SBA Secured Disaster Loan Note, dated May 22, 2020, the Loan Authorization and Agreement, dated May 22, 2020, and the Security Agreement, dated May 22, 2020, each between us and the SBA.

Registered Direct Offering and Concurrent Private Placement

On June 10, 2020, we consummated a registered direct offering of 10,800,000 shares of its common stock (the “Shares”) to certain accredited institutional investors and a concurrent private placement of warrants to purchase 10,800,000 shares of common stock with an exercise price of $0.515 per share (the “June 2020 Warrants”). The June 2020 Warrants are exercisable commencing on the date of their issuance and will expire on the five- year anniversary of the issuance date.

The combined purchase price for one Share and one June 2020 Warrant in the offering was $0.64. We received aggregate gross proceeds of approximately $6.9 million in the offering, before deducting approximately $0.7 million in fees to the placement agents and other offering expenses.

Rights Offering

On July 22, 2020, we completed a Rights Offering under which we sold an aggregate of 18,000 units consisting of an aggregate of 18,000 shares of Series F Convertible Preferred Stock and 45,000,000 warrants, with each warrant exercisable for one share of Common Stock, resulting in net proceeds to us of approximately $15.8 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective as described below, such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the material weaknesses and remediation discussed below.

We identified a material weakness in internal control related to ineffective financial statement close process controls as they relate to the accounting for our Series E Convertible Preferred Stock. During our review of the consolidated financial statements as of December 31, 2019, we determined that the classification of the Series E Convertible Preferred Stock on the consolidated balance sheet was incorrect and that due to the fact that the Series E Convertible Preferred Stock is redeemable at the control of the stockholder, it should have been classified as mezzanine equity pursuant to the accounting guidance in Accounting Standards Codification Topic 480 – “Distinguishing Liabilities from Equity,” and not a component of permanent equity.  We believe that these control deficiencies were a result of a misinterpretation of the terms and conditions of the Certificate of Designations with respect to the Series E Convertible Preferred Stock Agreement which led to the misclassification. The error was corrected and the material weakness did not result in any misstatements to the consolidated financial statements, and the correction of the error did not result in any changes to previously released financial results. Based on this material weakness, the Company’s management concluded that at December 31, 2019, the Company’s internal control over financial reporting was not effective. As of June 30, 2020, this material weakness in internal controls had not been remediated.

During the preparation of this Quarterly Report on Form 10-Q, we identified a material weakness in internal control related to ineffective financial statement close process controls as they relate to the accounting in the areas of management review of financial statement information and independent review of journal entries. Specifically, certain period end close transactions were not recorded correctly as of June 30, 2020. The errors were corrected, and the material weakness did not result in any misstatements to the unaudited consolidated financial statements, and the correction of the error did not result in any changes to previously released financial results. Based on this material weakness, the Company’s management concluded that at June 30, 2020, the Company’s internal control over financial reporting was not effective.

Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated and operate, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) additional levels of review; (ii) additional training; (iii) use of external consultants on highly technical accounting matters; (iv) assessment of departmental resources; and (v) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.  We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

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

On March 31, 2020, BIOLASE received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying BIOLASE that, based on the BIOLASE’s stockholders’ equity of $377,000 as of December 31, 2019, as reported in its Annual Report on Form 10-K for the year ended December 31, 2019, BIOLASE was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million. We responded to Nasdaq with a specific plan to achieve and sustain compliance with the foregoing listing requirement. On June 4, 2020, Nasdaq granted our request for an extension of time to regain compliance to August 31, 2020 (the “New Compliance Date”).

On December 3, 2019, we received a deficiency letter from the Listing Qualifications Department of Nasdaq stating that, for the preceding 30 consecutive business days, the bid price for Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq rules, we had until June 1, 2020 (the “Compliance Date”) to regain compliance with the Bid Price Rule. In response to the COVID-19 pandemic and related extraordinary market conditions, Nasdaq provided temporary relief from the continued listing requirements and the cure period for regaining compliance was tolled through June 30, 2020. As a result, the Company’s deadline to regain compliance is August 15, 2020.

Because we did not regain compliance with the Bid Price Rule by the Compliance Date, we provided written notice of our intention to cure the deficiency during an additional 180 calendar day compliance period, by effecting a reverse stock split, if necessary, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement.

If we do not regain compliance with the Bid Price Rule by the Compliance Date and are not eligible for an additional compliance period at that time, the Staff will provide written notification to us that our common stock may be delisted. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule. However, we may not regain compliance with the Bid Price Rule or any of the other Nasdaq continued listing requirements in the future. In July 2020, the Company consummated a Rights Offering for gross proceeds of $18.0 million, while the Company believes this will resolve the deficiency related to the minimum stockholders’ equity requirement, there can be no assurance that the Company will regain compliance.

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

On April 14, 2020, BIOLASE obtained the PPP Loan from Pacific Mercantile Bank which was in the aggregate amount of $2,980,000, pursuant to the Paycheck Protection Program under the CARES Act. On April 23, 2020, the Secretary of the U.S. Department of the Treasury stated that the Small Business Administration will perform a full review of any PPP loan over $2.0 million before forgiving the loan. In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our entire workforce, notwithstanding certain obvious “work-from-home” limitations associated with the nature of our business. We also took into account our need for additional funding to continue operations, and our ability to currently access alternative forms of capital in the then-current market environment. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the objectives of the PPP of the CARES Act. If it is later determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and adverse publicity, which could have a material adverse effect on our business, results of operations, and financial condition.

The novel coronavirus outbreak and COVID-19 pandemic have already adversely affected, and are likely to continue to adversely affect, our business, results of operations and financial condition. In addition, similar risks related to health epidemics and other outbreaks or pandemics may adversely affect our business, results of operations and financial condition.

We face risks related to health epidemics and other outbreaks, including the global outbreak of the novel coronavirus and the disease caused by it, COVID-19. In the first quarter of 2020, the spread of the novel coronavirus has led to disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets. In addition, efforts to contain the COVID-19 pandemic have led to travel restrictions, prohibitions on public gatherings and closures of dental offices and clinics throughout much of Europe and the United States. These mandated business closures have included dental office closures in Europe and the United States for the most part. The ability of our salespeople to call on dental customers during these closures has been greatly limited. In addition, most dental shows and workshops scheduled in the first and second quarters of 2020 have been canceled. As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from our operations during the first half of 2020 were negatively impacted. The full impact of the COVID-19 outbreak continues to evolve and the full magnitude that the pandemic may have on our financial condition, liquidity, and future results of operations remains uncertain. There is no assurance that sales will return to normal levels during the third quarter of 2020 or at any time thereafter.

We have experienced net losses for each of the past three years and we could experience additional losses and have difficulty achieving profitability in the future.

We had an accumulated deficit of approximately $245.3 million at June 30, 2020. We recorded net losses of approximately $10.7 million, $17.9 million, $21.5 million, and $16.9 million for the six months ended June 30, 2020 and the years ended December 31, 2019, 2018, and 2017, respectively. In order to achieve profitability, we must increase net revenue through new sales and control our costs. Failure to increase our net revenue and decrease our costs could cause our stock price to decline and could have a material adverse effect on our business, financial condition, and results of operations.

Continued failure to meet covenants in the Credit Agreement with SWK Funding LLC or with the Loan Agreement with Pacific Mercantile Bank could result in acceleration of our payment obligations thereunder, and we may not be able to find alternative financing.

Under the Credit Agreement dated November 9, 2018 (as amended from time to time, the “Credit Agreement”), between BIOLASE and SWK Funding, LLC (“SWK”), we are required to maintain a specified amount of consolidated unencumbered liquid assets as of the end of each fiscal quarter, generate minimum levels of revenue as of the end of each period specified in the Credit Agreement and maintain specified levels of consolidated EBITDA as of the end of each period specified in the Credit Agreement. Our ability to comply with these covenants may be affected by factors beyond our control. Pursuant to the terms and conditions of the Second Amendment to the Credit Agreement, dated as of September 30, 2019, between BIOLASE and SWK, SWK agreed to waive the BIOLASE’s non-compliance with the consolidated unencumbered liquid assets requirement for the quarter ended September 30, 2019, subject to the satisfaction of certain conditions prior to October 31, 2019. In connection with such amendment, SWK agreed that we could enter into a revolving loan facility in an amount up to $5.0 million that would be secured by our inventory and accounts receivable, subject to the terms and conditions set forth in that amendment. On October 28, 2019, the Company entered into a loan and security agreement with Pacific Mercantile Bank (the “PMB Loan”), which provides a revolving line of credit. The PMB Loan requires the Company to maintain certain levels of liquidity and to raise at least $5.0 million through the sale of equity securities before December 31, 2019. In the fourth quarter of 2019, the Company consummated the sale of approximately 9.0 million shares of Common Stock for gross proceeds of $5.2 million and the sale of approximately 69,650 shares of its Series E Participating Convertible Preferred Stock, par value $0.001 per share (“Series E Preferred Stock”), for gross proceeds of approximately $4.0 million. On May 13, 2020, our stockholders approved the issuance of such number of shares of Common Stock as are issuable upon the full conversion of our Series E Preferred Stock. Our ability to comply with the covenants in our debt agreements may be affected by factors beyond our control, including, without limitation, the impact of the COVID-19 pandemic and efforts taken to contain it. Pursuant to five separate amendments to the Credit Agreement, SWK has agreed to waive BIOLASE’s non-compliance with certain financial covenants in the Credit Agreement as of March 31, 2019, September 30, 2019, December 31, 2019 and March 31, 2020. We were not in compliance with the financial covenants in the Credit Agreement as of March 31, 2020.

In March 2020, the Company entered into the Fourth Amendment to the Credit Agreement with SWK. Under the Fourth Amendment, the financial covenants were amended to require consolidated unencumbered liquid assets of no less than $3.0 million as of any date of determination. The Fourth Amendment also adjusted the Minimum Aggregate Revenue (as defined in the Credit Agreement) requirements. On May 15, 2020, the Company entered into the Fifth Amendment to its Credit Agreement with SWK. The Fifth Amendment modified the Credit Agreement by providing for minimum consolidated unencumbered liquid assets of $1.5 million prior to June 30, 2020 and $3.0 million on or after June 30, 2020; providing for a minimum aggregate revenue target of $41.0 million for the twelve month period ended June 30, 2020, a related waiver of such minimum revenue target in the event that the Company raised equity capital or issued subordinated debt of not less than $10.0 million on or prior to June 30, 2020, and quarterly revenue targets; and providing for a minimum EBITDA target of ($7.0 million) for the twelve month period ended June 30, 2020, a related waiver of such minimum EBITDA target in the event that the Company raised equity capital or issued subordinated debt of not less than $10.0 million on or prior to June 30, 2020, and quarterly EBITDA targets. The Fifth Amendment contains representations, warranties, covenants, releases, and conditions customary for a credit agreement amendment of this type. On June 8, 2020, SWK agreed to extend the deadline by which the Company was required to raise not less than $10.0 million in equity capital or subordinated debt to July 31, 2020 and agreed that the $6.9 million in proceeds from the offering completed on June 10, 2020 shall be counted toward the $10.0 million requirement. On June 8, 2020, SWK agreed to extend the deadline by which the Company was required to raise equity capital or issue subordinated debt of not less than $10.0 million to July 31, 2020 and agreed that the $6.9 million in proceeds from the June 2020 Offering would be counted toward the $10.0 million requirement. The Rights Offering was completed prior to July 31, 2020.

There is no assurance that we will be able to obtain similar waivers of non-compliance in the future. If we fail to comply with the covenants contained in the PMB Loan or the Credit Agreement or if the Required Lenders (as defined in the Credit Agreement) contend that we have failed to comply with these covenants or any other restrictions, it could result in an event of default under the PMB Loan or the Credit Agreement, as the case may be, which would permit or, in certain events, require PMB or SWK to declare all amounts outstanding thereunder to be immediately due and payable. There can be no assurances that we will be able to repay all such amounts or able to find alternative financing in an event of a default. Even if alternative financing is available in an event of a default

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Fifth Amendment to Restated Certificate of Incorporation		8-K	05/28/2020	3.1	06/01/2020

3.1.7	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.8	Certificate of Designations, Preferences and Rights of Series C Participating Convertible Preferred Stock of the Registrant		8-K	08/08/2016	3.1	08/08/2016

3.1.9	Certificate of Elimination of Series C Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.1	04/20/2017

3.1.10	Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.2	04/20/2017

3.1.11	Certificate of Designations, Preferences and Rights of Series E Participating Convertible Preferred Stock of the Registrant		8-K	10/29/2019	3.1	10/30/2019

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.12	Certificate of Designations, Preferences, Rights and Limitation of Series F Convertible Preferred Stock of the Registrant, including Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant		8-K	07/15/2020	3.1	07/22/2020

3.2	Seventh Amended and Restated Bylaws of the Registrant, adopted on October 8, 2018		8-K	10/08/2018	3.1	10/09/2018

4.1	Form of Warrant Issued on November 7, 2014		8-K	11/03/2014	99.1	11/07/2014

4.2	Form of Warrant issued on August 8, 2016		8-K	08/01/2016	99.1	08/02/2016

4.3	Form of Warrant issued April 18, 2017		DEF14A		D	05/19/2017

4.4	Warrant to Purchase Stock issued on March 6, 2018 to Western Alliance Bank		10-K	12/31/2017	4.4	03/14/2018

4.5	Warrant to Purchase Stock issued on September 27, 2018 to Western Alliance Bank		10-Q	09/30/2018	4.1	11/14/2018

4.6	Warrant to Purchase Stock issued on September 27, 2018 to SWK Funding, LLC		10-Q	09/30/2019	4.2	11/14/2018

4.7	Warrant to Purchase Stock issued on May 7, 2019 to SWK Funding, LLC		10-Q	03/31/2019	4.7	05/10/2019

4.8	Consolidated Amended and Restated Warrant to Purchase Common Stock, dated November 9, 2019, by and between the Registrant and SWK Funding LLC		10-Q	09/30/2019	4.8	11/08/2019

4.9	Warrant to Purchase Stock issued on May 15, 2020 to SWK Funding, LLC		S-1/A	06/19/2020	4.14	06/19/2020

4.10	Form of Warrant issued on June 9, 2020		8-K	06/08/2020	4.1	06/09/2020

4.11	Form of Warrant issued on July 15, 2020		8-K	07/15/2020	4.2	07/22/2020

4.12	Amended and Restated Warrant Agency Agreement, dated as of July 21, 2020, by and between the Registrant, Computershare, Inc. and Computershare Trust Company, N.A.		8-K	07/15/2020	4.1	07/22/2020

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.1	Fifth Amendment to Credit Agreement, dated as of May 15, 2020, by and between the Registrant and SWK Funding LLC	X

10.2	Loan Authorization and Agreement dated as of May 22, 2020, by and between	X

10.3	First Amendment, dated as of July 30, 2020, to Loan and Security Agreement, by and between the Registrant and Pacific Mercantile Bank	X

10.4	Security Agreement, dated as of May 22, 2020, by and between the Registrant and Pacific Mercantile Bank.	X

10.5	SBA Secured Disaster Loan Note, dated as of May 22, 2020, by and between Registrant and Pacific Mercantile Bank	X

10.6	Securities Purchase Agreement dated as of June 8, 2020, by and between the Registrant and each purchaser identified on the signature pages thereto		8-K	06/08/2020	10.1	06/09/2020

10.7	Placement Agency Agreement dated as of June 8, 2020, by and among the Registrant, Maxim Group LLC, The Benchmark Company, LLC and Colliers Securities, LLC		8-K	06/08/2020	10.2	06/09/2020

10.8	Sixth Amendment to Credit Agreement, dated as of August 12, 2020, by and between the Registrant and SWK Funding, LLC	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

X

*	Compensatory contract or arrangement
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE, INC.
(Registrant)

August 13, 2020	By:	/s/ Todd A. Norbe
Date		Todd A. Norbe
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2020	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)