Form 10-Q
period 2020-09-30
BIOLASE, INC
filed 2020-11-13
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36385

BIOLASE, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0442441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27042 Towne Centre Drive, Suite 270

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

As of November 10, 2020, the registrant had 93,014,195 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements (Unaudited):	3
	Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	3
	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and September 30, 2019	4
	Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity for the three and nine months ended September 30, 2020 and September 30, 2019	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47
PART II	OTHER INFORMATION	49
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 5	Other Information	52
Item 6.	Exhibits	53
Signatures		57

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$18,847	$5,789
Restricted cash	312	312
Accounts receivable, less allowance of $3,837 and $2,531 in 2020 and 2019, respectively	3,393	8,760
Inventory	12,592	10,995
Prepaid expenses and other current assets	903	1,163
Total current assets	36,047	27,019
Property, plant, and equipment, net	742	1,193
Goodwill	2,926	2,926
Right of use asset	2,061	276
Other assets	220	433
Total assets	$41,996	$31,847
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,592	$5,332
Accrued liabilities	4,279	4,744
Deferred revenue, current portion	1,616	2,237
Term loan (net of discount)	12,946	13,466
Total current liabilities	21,433	25,779
Deferred revenue	412	358
Warranty accrual	204	245
Non current term loans	3,140	—
Non current operating lease liability	1,859	4
Other liabilities	1,097	1,119
Total liabilities	28,145	27,505
Commitments and contingencies — Note 11
Redeemable preferred stock:
Series E Preferred stock, par value $0.001 per share; 1,000 shares authorized, 0 and 70 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	$—	$3,965
Total redeemable preferred stock	—	3,965
Stockholders' equity:
Series F Preferred stock, par value $0.001 per share; 1,000 shares authorized, 1 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	$141	$—
Common stock, par value $0.001 per share; 180,000 and 40,000 shares authorized, 93,044 and 31,439 shares issued and 92,999 and 31,439 outstanding as of September 30, 2020 and December 31, 2019, respectively	93	31
Additional paid-in-capital	259,385	235,594
Accumulated other comprehensive loss	(534)	(701)
Accumulated deficit	(245,234)	(234,547)
Total stockholders' equity	13,851	377
Total liabilities, redeemable preferred stock and stockholders' equity	$41,996	$31,847

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenue	$6,539	$8,646	$14,260	$27,617
Cost of revenue	4,265	5,677	9,692	17,746
Gross profit	2,274	2,969	4,568	9,871
Operating expenses:
Sales and marketing	2,678	3,515	7,475	10,665
General and administrative	2,300	3,210	7,446	8,114
Engineering and development	963	1,126	2,644	3,665
Total operating expenses	5,941	7,851	17,565	22,444
Loss from operations	(3,667)	(4,882)	(12,997)	(12,573)
Loss (gain) on foreign currency transactions	(53)	19	68	68
Interest expense	568	551	1,782	1,559
Other (income) expense, net	(4,209)	—	(4,209)	—
Non-operating (income) loss, net	(3,694)	570	(2,359)	1,627
Income (loss) before income tax provision	27	(5,452)	(10,638)	(14,200)
Income tax provision	15	26	49	68
Net income (loss)	12	(5,478)	(10,687)	(14,268)
Other comprehensive income item:
Foreign currency translation adjustment	111	(128)	167	(170)
Comprehensive income (loss)	$123	$(5,606)	$(10,520)	$(14,438)

Net income (loss)	$12	$(5,478)	$(10,687)	$(14,268)
Deemed dividend on convertible preferred stock	(17,378)	—	(17,378)	—
Net loss attributable to common stockholders:	$(17,366)	$(5,478)	$(28,065)	$(14,268)
Net loss per share:
Basic	$(0.21)	$(0.25)	$(0.56)	$(0.66)
Diluted	$(0.21)	$(0.25)	$(0.56)	$(0.66)
Shares used in the calculation of net loss per share:
Basic	81,341	21,898	50,366	21,545
Diluted	81,341	21,898	50,366	21,545

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(in thousands)

	Mezzanine Equity		Stockholders' Equity
	Series E
	Convertible Preferred				Paid-in	Series F Convertible		Accumulated Other		Total
	Stock		Common Stock		Capital	Preferred Stock		Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Loss	Deficit	Equity
Balance at June 30, 2020	—	—	50,322	50	247,149	—	—	(645)	(245,246)	1,309
Exercise of stock options, net	—	—	—	—	—	—	—	—	—	—
Issuance of Series F Convertible Preferred Stock in Rights Offering, net of $0.3 million in offering costs	—	—	—	—	—	18	2,411	—	—	2,411
Beneficial conversion on Series F Convertible Preferred Stock					2,700		(2,700)
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	(17,378)	—	17,378	—	—	—
Conversion of Series F Convertible Preferred Stock			42,370	43	16,905	(17)	(16,948)	—	—	—
Reclassification of July 2020 Warrants	—	—	—	—	9,450	—	—	—	—	9,450
Stock-based compensation	—	—	—	—	513	—	—	—	—	513
Issuance of stock from RSUs, net	—	—	191	—	—	—	—	—	—	—
Exercise of June 2020 Warrants	—	—	116	—	46	—	—	—	—	46
Net income	—	—	—	—	—	—	—	—	12	12
Foreign currency translation adjustment	—	—	—	—	—	—	—	111	—	111
Balance at September 30, 2020	—	—	92,999	93	259,385	1	141	(534)	(245,234)	13,851

Balances, December 31, 2019	70	3,965	31,459	31	235,594	—	—	(701)	(234,547)	377
Conversion of Series E Convertible Preferred Stock	(70)	(3,965)	6,957	7	3,958	—	—	—	—	3,965
Sale of common stock	—	—	10,800	11	3,861	—	—	—	—	3,872
June 2020 Warrants	—	—	—	—	3,031	—	—	—	—	3,031
Reclassification of July 2020 Warrants	—	—	—	—	9,450	—	—	—	—	9,450
Stock offering costs	—	—	—	—	(856)	—	—	—	—	(856)
Warrant issued in connection with debt instruments	—	—	—	—	67	—	—	—	—	67
Issuance of Series F Convertible Preferred Stock in Rights Offering, net of $0.3 million in offering costs	—	—	—	—	—	18	2,411	—	—	2,411
Beneficial conversion on Series F Convertible Preferred Stock					2,700		(2,700)
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	(17,378)	—	17,378	—	—	—
Conversion of Series F Convertible Preferred Stock	—	—	42,370	43	16,905	(17)	(16,948)	—	—	—
Stock-based compensation	—	—	—	—	1,846	—	—	—	—	1,846
Issuance of stock from RSUs, net	—	—	1,297	1	161	—	—	—	—	161
Exercise of common stock warrants	—	—	116	—	46	—	—	—	—	46
Net loss	—	—	—	—	—	—	—	—	(10,687)	(10,687)
Foreign currency translation adjustment	—	—	—	—	—	—	—	167	—	167
Balances at September 30, 2020	—	—	92,999	93	259,385	1	141	(534)	(245,234)	13,851

Balances at June 30, 2019	—	—	21,866	22	229,972	—	—	(712)	(225,482)	3,800
Stock-based compensation	—	—	—	—	659	—	—	—	—	659
Issuance of stock from RSUs, net	—	—	88	—	81	—	—	—	—	81
Net loss	—	—	—	—	—	—	—	—	(5,478)	(5,478)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(128)	—	(128)
Balance at September 30, 2019	—	—	21,954	22	230,712	—	—	(840)	(230,960)	(1,066)

Balance at December 31, 2018	—	—	21,067	21	228,430	—	—	(670)	(216,692)	11,089
Exercise of stock options, net	—	—	2	—	3	—	—	—	—	3
Stock-based compensation	—	—	—	—	1,835	—	—	—	—	1,835
Issuance of stock from RSUs, net	—	—	885	1	235	—	—	—	—	236
Warrant issued in connection with debt instruments	—	—	—	—	209	—	—	—	—	209
Net loss	—	—	—	—	—	—	—	—	(14,268)	(14,268)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(170)	—	(170)
Balance as of September 30, 2019	—	—	21,954	22	230,712	—	—	(840)	(230,960)	(1,066)

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(10,687)	$(14,268)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	527	754
Provision for bad debts	1,263	1,243
Provision for sales returns	87	—
Amortization of discounts on lines of credit	123	103
Amortization of debt issuance costs	240	130
Change in fair value of warrants	(5,850)	—
Issuance costs for common stock warrants	1,640	—
Earned interest income	—	2
Stock-based compensation	2,367	1,974
Deferred income taxes	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	4,017	1,393
Inventory	(1,597)	711
Prepaid expenses and other current assets	430	1,011
Accounts payable and accrued liabilities	(3,445)	(1,157)
Deferred revenue	(562)	36
Net cash and cash equivalents used in operating activities	(11,447)	(8,074)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(78)	(138)
Net cash and cash equivalents used in investing activities	(78)	(138)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	6,912	—
Proceeds from the issuance of Series F Convertible Preferred Stock	2,700	—
Proceeds from the issuance of July 2020 Warrants	15,300	—
Payments of equity offering costs	(1,281)	(50)
Payment of July 2020 Warrant issuance costs	(1,640)
Borrowings on other long-term loans	3,140	—
Borrowings under term loan	—	2,500
Principal payment on term loan	(700)	—
Borrowings on credit facility	3,000	—
Repayment of credit facility	(3,000)	—
Proceeds from the exercise of common stock warrants	46	—
Payment of debt issuance costs	(75)	(38)
Proceeds from exercise of stock options	—	4
Net cash and cash equivalents provided by financing activities	24,402	2,416
Effect of exchange rate changes	181	(157)
Increase (decrease) in cash, cash equivalents and restricted cash	13,058	(5,953)
Cash, cash equivalents and restricted cash, beginning of period	6,101	8,356
Cash, cash equivalents and restricted cash, end of period	$19,159	$2,403
Supplemental cash flow disclosure:
Cash paid for interest	$1,438	$1,315
Cash paid for income taxes	$21	$19
Cash paid for operating leases	$417	$606
Non-accrual for accrual for equity offering costs	$—	$191
Non-cash accrual for capital expenditures	$—	$4
Non-cash settlement of performance award liability	$151	$236
Non-cash right-of-use assets obtained in exchange for lease obligation	$2,037	$824
Deemed dividend on preferred stock	$17,378	$—
Warrants issued in connection with debt instruments	$67	$209

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

The consolidated results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019, included in BIOLASE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “2019 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred losses from operations and used cash in operating activities for the three and nine months ended September 30, 2020. The Company’s recurring losses, level of cash used in operations, and need for additional capital in the future, including uncertainties surrounding the impact of COVID-19, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

COVID-19 Risk and Uncertainties and CARES Act

The COVID-19 pandemic has severely impacted global economic activity, and many countries and many states in the United States have reacted to the pandemic by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures have included dental office closures in Europe and the United States for all but emergency procedures. The Company’s salespeople were unable to call on dental customers during these closures. In addition, most dental shows and workshops scheduled in the first and second quarters of 2020 were canceled. Although most dental offices in the United States opened in the third quarter, there is no assurance that they will remain open or the Company’s sales will return to normal levels during at any time during 2020 or at any time thereafter.  The full impact of the COVID-19 outbreak continues to evolve and it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce and has taken actions to mitigate the impact including among other things, temporary reductions in pay, furloughs of certain positions and deferrals in payment for cash preservation. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.

As of the date of issuance of these unaudited financial statements, the Company has not yet determined any future impact that the CARES Act will have on our financial condition, results of operations, or liquidity.

Rights Offering

On July 22, 2020, the Company completed a registered rights offering (“the Rights Offering”). Pursuant to the Rights Offering, the Company sold an aggregate of 18,000 units consisting of an aggregate of 18,000 shares of Series F Convertible Preferred Stock and 45,000,000 warrants, with each warrant exercisable for one share of Common Stock, resulting in net proceeds to the Company of approximately $16.1 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants. See Note 4 for additional information.

As of September 30, 2020, the Company had working capital of approximately $14.6 million. The Company’s principal sources of liquidity as of September 30, 2020 consisted of approximately $19.2 million in cash, cash equivalents and restricted cash and $3.4 million of accounts receivable, net, and approximately $1.0 million of availability under the PMB Loan (as defined below).

In order for the Company to continue operations beyond the next 12 months and be able to discharge its liabilities and commitments in the normal course of business, the Company must increase sales of its products, control or potentially reduce expenses and establish profitable operations in order to generate cash from operations or obtain additional funds when needed.

Although the Company received  gross proceeds of approximately $24.0 million from the equity offerings in the second and third quarters of 2020, the Company may still have to raise additional capital in the future. Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, the COVID-19 pandemic and the actions taken to contain it, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will be able to successfully enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to its’ stockholders.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management as discussed in the Company’s 2019 audited financial statements included in the Company’s 2019 Form 10-K. Management believes that there have been no significant changes during the nine months ended September 30, 2020 in the Company’s critical accounting policies from those disclosed in the Company’s 2019 audited financial statements included in the Company’s 2019 Form 10-K.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the three and nine month periods ended September 30, 2020 and 2019, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU was issued because the London Interbank Offered Rate (LIBOR) is a benchmark interest rate referenced in a variety of agreements that are used by all types of entities. At the end of 2021, banks will no longer be required to report information that is used to determine LIBOR. As a result, LIBOR could be discontinued. Other interest rates used globally could also be discontinued for similar reasons. ASU 2020-04 provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). The Company is currently evaluating alternative benchmark rates to replace LIBOR and is in the process of evaluating the impact that adopting this new accounting standard will have on its consolidated financial statements and related disclosures.

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

On August 5, 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The  amendments to this standard affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. The amendments in the ASU are effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

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

Revenue from products and services transferred to customers at a single point in time accounted for 86% and 78% of net revenue for the three and nine months ended September 30, 2020 and 77% and 81% for the three and nine months ended September 30, 2019, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale of laser systems and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 14% and 22% of net revenue for the three and nine months ended September 30, 2020 and 23% and 19% for the three and nine months ended September 30, 2019, respectively. The majority of the Company’s revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $0.5 million and $0.6 million as of September 30, 2020 and December 31, 2019, respectively.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. The allowance for doubtful accounts is based on an analysis of customer accounts and the Company’s historical experience with accounts receivable write-offs. During the nine months ended September 30, 2020, the Company recorded an additional allowance for doubtful accounts of approximately $1.3 million due to the uncertainties stemming from the impact of COVID-19.

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

	September 30,	December 31,
	2020	2019
Undelivered elements (training, installation, product and support services)	$487	$559
Extended warranty contracts	1,541	2,063
Total deferred revenue	2,028	2,622
Less long-term portion of deferred revenue	412	385
Total deferred revenue — long -term	412	385
Deferred revenue — current	$1,616	$2,237

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at September 30, 2020 and December 31, 2019.

The amount of revenue recognized during the nine-month period ended September 30, 2020 and September 30, 2019 that was included in the opening contract liability balance related to undelivered elements was $0.3 million. and $0.1 million, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$4,755	$4,949	$10,079	$16,962
International	1,784	3,697	4,181	10,655
	$6,539	$8,646	$14,260	$27,617

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue recognized over time	$898	$1,997	$3,143	$5,267
Revenue recognized at a point in time	5,641	6,649	11,117	22,350
Total	$6,539	$8,646	$14,260	$27,617

The Company’s sales by end market were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
End-customer	$5,087	$3,727	$9,845	$11,068
Distributors	1,452	4,919	4,415	16,549
	$6,539	$8,646	$14,260	$27,617

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

NOTE 4—REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Common Stock

At the 2020 Annual Meeting, the Company’s stockholders approved a proposal to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of BIOLASE common stock from 40,000,000 shares to 180,000,000 shares. On May 28, 2020, the  Company filed the amendment with the Secretary of State of the State of Delaware to effect such increase.

Preferred Stock

Series F Convertible Preferred Stock

On July 23, 2020, the Company consummated the sale of an aggregate of 18,000 shares of Series F Convertible Preferred Stock and 45,000,000 warrants (the “July 2020 Warrants”) through the Rights Offering. Each share of Series F Preferred Stock is convertible at the Company’s option at any time on or after July 22, 2021 or at the option of the holder at any time, into the number of shares of our common stock determined by dividing the $1,000 stated value per share of the Series F Preferred Stock by a conversion price of $0.40 per share.

The gross proceeds from the sale of Series F Convertible Preferred Stock and common stock warrants were $18.0 million, before broker fees and related expenses of approximately $1.9 million. Each share of Series F Convertible Preferred Stock is convertible into 2,500 shares of common stock and each July 2020 Warrant entitles the holder thereof to purchase one share of common stock at a conversion price of $0.40 per share.

In accordance with applicable accounting standards, the $18.0 million gross proceeds from the Rights Offering described above were allocated to the Series F Convertible Preferred Stock and the July 2020 Warrants in the amount of $2.7 million and $15.3 million, respectively. The allocation was based on the fair value of the July 2020 warrants of $15.3 million as of the commitment date, with the residual proceeds of $2.7 million allocated to the Series F Convertible Preferred Stock.

The initial fair value of the July 2020 Warrants was estimated to be $0.34 per share using the Black-Scholes pricing model with an expected term of 5 years, market price of $0.44 per share, which is the last closing price of our common stock prior to the transaction date, volatility of 109.8%, a risk free rate of 0.27% and an expected dividend yield of 0. The July 2020 warrants were initially recognized as liability and on September 28, 2020, the Warrant Agreement was amended and was reevaluated for equity accounting and reclassified in permanent equity. On the effective date of the amendment, the July 2020 Warrants were remeasured and the change in fair value was recognized as a gain of approximately $5.8 million and is recorded in the consolidated statement of operations in Other (income) expense, net for the three and nine-months ended September 30, 2020. The fair value upon the amendment was estimated to be $0.21 per share using the Black-Scholes pricing model with an expected term of 5 years, a market price of $0.28 per share, which was the last closing price of our common stock prior to the amendment date, volatility of 109.5%, a risk free rate of 0.26% and an expected dividend yield of 0.

The Series F Convertible Preferred Stock contained a beneficial conversion feature which resulted in a deemed dividend to preferred stockholders of approximately $2.7 million. Additionally, the July 2020 Warrants were recognized as a discount to the Series F Convertible Preferred Stock and upon conversion of the Series F Convertible Preferred Stock to common stock, this discount was accreted and also recognized as a deemed dividend to preferred stockholders in the amount of $14.7 million for the three and nine month period ended September 30, 2020.

Issuance costs of $1.6 million relating to the July 2020 Warrants were recognized as an expense and is recorded in Other (income) expense, net in the consolidated statement of operations for the three and nine month period ended September 30 2020.  Approximately 17,000 of the Series F Convertible Preferred Stock had been converted to common stock as of September 30, 2020.

Redeemable Preferred Stock

Series E Participating Convertible Preferred Stock

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

In 2019, the Company sold 69,565 shares of Series E Preferred Stock in a private offering. All 69,565 shares of Series E Preferred Stock were automatically converted into 6,956,500 shares of Common Stock upon receipt of the requisite approval at the 2020 Annual Meeting. Upon the conversion, the net proceeds of approximately $4.0 million were reclassified from mezzanine equity to permanent equity. As of September 30, 2020 and December 31, 2019, 0 and 69,565 shares of Series E Preferred Stock were issued and outstanding, respectively.

The shares of Series E Preferred Stock were offered in reliance upon exemptions from registration under the Securities Act of 1933, as amended, afforded by Regulation D and corresponding provisions of state securities laws. The Company subsequently filed a registration statement with the SEC to register the resale of the shares of Common Stock underlying the Series E Preferred Stock.

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2016, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, and directors of the Company, as well as consultants. As of September 30, 2020, a total of approximately 3.1 million shares of the Company’s common stock have been authorized for issuance under the 2002 Plan, of which approximately 1.0 million shares of the Company’s common stock have been issued pursuant to options that were exercised and restricted stock units (“RSUs”) that were settled in common stock and 1.1 million shares of common stock have been reserved for outstanding options and unvested RSUs, and no shares are available for future grants.

2018 Stock Incentive Plan

At the 2018 annual meeting of stockholders, the Company’s stockholders approved the 2018 Long-Term Incentive Plan (as amended, the “2018 Plan”) which was amended by Amendment No. 1 to the 2018 Plan, approved by the Company’s stockholders at a special meeting on September 21, 2018 and Amendment No. 2 to the 2018 Plan, as approved by the Company’s stockholders on May 15, 2019 and Amendment No. 3 to the 2018 Plan, as approved by the Company’s stockholders on May 13, 2020. The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders.

Subject to the terms and conditions of the 2018 Plan, the number of shares authorized for grants under the 2018 Plan is 12.2 million. As of September 30, 2020 a total 5.3 million shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options and or settlement of unvested RSUs, and 3.8 million shares of the Company’s common stock remain available for future grants.

The Company recognized stock-based compensation expense of $0.8 million and $0.8 million, for the three month period ended September 30, 2020 and 2019 and $2.4 million and $1.9 million for the nine month period ended September 30, 2020 and September 30, 2019 respectively. As of September 30, 2020, the Company had approximately $1.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that expense to be recognized over a weighted-average period of 1.2 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenue	$79	$94	$208	$229
Sales and marketing	183	173	571	411
General and administrative	517	442	1,424	1,167
Engineering and development	68	61	164	167
	$847	$770	$2,367	$1,974

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Expected term (years)	N/A	6.1	5.5	6.1
Volatility	—%	85.4%	102.8%	85.4%
Annual dividend per share	N/A	$—	$—	$—
Risk-free interest rate	—%	2.60%	0.37%	2.60%

A summary of option activity for the nine months ended September 30, 2020 is as follows (in thousands, except per share data):

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value(1)
Options outstanding at December 31, 2019	1,287	$5.77		$—
Granted at fair market value	1,241	$0.38
Exercised	—	$—
Forfeited, cancelled, or expired	(124)	$5.35
Options outstanding at September 30, 2020	2,404	$3.01	7.38	$—
Options exercisable at September 30, 2020	1,060	$6.19	4.68	$—
Vested options expired during the period ended September 30, 2020	17	$13.2

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

A summary of unvested stock option activity for the nine months ended September 30, 2020 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2019	254	$1.44
Granted	1,242	$0.29
Vested	(137)	$1.46
Forfeited or cancelled	(15)	$2.56
Unvested options at September 30, 2020	1,344	$0.37

Cash proceeds, along with fair value disclosures related to grants, exercises and vested options are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Proceeds from stock options exercised	$—	$—	$—	$3
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$—	$—	$—
Weighted-average fair value of options granted during period	$—	$—	$0.29	$1.53
Total fair value of shares vested during the period	$34	$—	$188	$683

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

Restricted Stock Units

During the nine months ended September, 30, 2020, the Company granted approximately 2.9 million RSUs  and the Company canceled approximately 1.0 million  RSUs with performance based vesting due to non-achievement of the performance targets.

A summary of unvested RSU activity for the nine months ended September 30, 2020 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs at December 31, 2019	3,564	$1.68
Granted	2,919	$0.39
Vested	(1,694)	$1.10
Forfeited or cancelled	(962)	$1.13
Unvested RSUs at September 30, 2020	3,827	0.71

Warrants

The Company issues warrants to acquire shares of the Company’s common stock as approved by the Board.

Rights Offering

On July 23, 2020 the Company consummated the Rights Offering issuing 18,000 shares of Series F Convertible Preferred Stock par value $0.001 and 45,000,000 July 2020 warrants with an exercise price of $0.40 per share.  Based on the terms and conditions of the warrants, the Company initially determined that liability classification was appropriate and recognized the fair value of the warrants as a liability. On September 28, 2020 the Warrant Agreement was amended to support classification as equity as described above. Upon the amendment to the Warrant Agreement, the Company remeasured the fair value of the July 2020 as described above and reclassified the value to equity. The Company allocated the net proceeds to the July 2020 Warrants based on their fair value at the commitment date. The initial fair value of the July 2020 Warrants was estimated to be at $0.34 per share using the Black-Scholes pricing model with an expected term of 5 years, market price of $0.44 per share, which is the last closing price of our common stock prior to the transaction date, volatility of 109.8%, a risk free rate of 0.27% and an expected dividend yield of 0. The fair value upon the amendment was estimated to be $0.21 per share using the Black-Scholes pricing model with an expected term of 5 years, a market price of $0.28 per share, which was the last closing price of our common stock prior to the amendment date, volatility of 109.5%, a risk free rate of 0.26% and an expected dividend yield of 0. Based on the fair value of the July 2020 warrants, the Company allocated approximately $2.7 million to the Series F Preferred Stock and $15.3 million to the July 2020 Warrants before issuance costs.

Registered Direct Offering and Concurrent Private Placement

On June 10, 2020, the Company consummated a registered direct offering of 10,800,000 shares of its common stock to certain accredited institutional investors and a concurrent private placement of warrants to purchase up to an aggregate of 10,800,000 shares of common stock with an exercise price of $0.515 per share (“the June 2020 Warrants”). The June 2020 Warrants are exercisable commencing on the date of their issuance and will expire on June 10, 2025. The combined purchase price for one Share and one June 2020 Warrant in the offering was $0.64. The Company received aggregate gross proceeds of approximately $6.9 million in the offering, before deducting fees to the placement agents and other offering expenses of approximately $0.7 million.

Based on the terms and conditions of the June 2020 Warrants, the Company determined that equity classification was appropriate and recognized the values of the commons stock and June 2020 Warrants in excess of par in Additional Paid-In Capital as of June 30, 2020. The Company allocated the net proceeds of $6.2 million to the common stock and June 2020 Warrants based on their relative fair values. The fair value of the June 2020 Warrants was estimated to be at $0.42 per share using the Black-Scholes pricing model with an expected term of 5 years, market price of $0.54 which is the last closing price of our common stock prior to the transaction date, volatility of 109.8% and a risk free rate of 0.45% and an expected dividend yield of 0. Based on the relative fair value of the June 2020 Warrants, the Company allocated approximately $3.9 million to the common stock and $3.0 million to the June 2020 Warrants before issuance costs.

A summary of warrant activity for the nine months ended September 30, 2020 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2019	2,083	$6.12
Granted or Issued	55,864	$0.42
Exercised	(116)	$0.40
Forfeited, cancelled, or expired	—	$—
Warrants outstanding at September 30, 2020	57,831	$0.62
Warrants exercisable at September 30, 2020	57,831	$0.62
Vested warrants expired during the period ended September 30, 2020	—	$—

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

Outstanding stock options, RSUs and warrants and Series F Convertible Preferred Stock to purchase approximately 67.2 million shares were not included in the calculation of diluted loss per share for the three and nine months ended September 30, 2020, as their effect would have been anti-dilutive. For the same 2019 periods, anti-dilutive outstanding stock options and warrants to purchase 5.6 million shares were not included in the computation of diluted loss per share.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$4,077	$3,689
Work-in-process	1,105	1,064
Finished goods	7,410	6,242
Inventory	$12,592	$10,995

Inventory has been reduced by estimates for excess and obsolete amounts totaling $1.0 million and $1.3 million as of September 30, 2020 and December 31, 2019, respectively.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2020	2019
Building	$218	$209
Leasehold improvements	2,012	2,004
Equipment and computers	7,456	7,479
Furniture and fixtures	408	634
Construction in progress	44	27
Total	10,138	10,353
Accumulated depreciation and amortization	(9,566)	(9,322)
Property, plant, and equipment, net before land	572	1,031
Land	170	162
Property, plant, and equipment, net	$742	$1,193

Depreciation and amortization expense related to property, plant, and equipment totaled $0.1 million and $0.5 million for the three and nine months ended September 30, 2020 and $0.2 million and $0.8 million for the three and nine months ended September 30, 2019, respectively.

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

As of September 30, 2020 and December 31, 2019, the Company had goodwill (indefinite life) of $2.9 million. As of September 30, 2020 and December 31, 2019, all intangible assets have been fully amortized and no amortization expense was recognized during the three and nine months ended September 30, 2020 and 2019.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2020	2019
Payroll and benefits	$2,365	$1,726
Warranty accrual, current portion	650	865
Lease liability	214	323
Accrued professional services	446	330
Taxes	224	242
Accrued insurance premium	—	546
Other	380	712
Total accrued liabilities	$4,279	$4,744

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties for the three and nine months ended September 30, 2020 and 2019 are included within accrued liabilities and other liabilities in the Consolidated Balance Sheets and were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance, beginning of period	$853	$1,498	$1,110	$1,308
Provision for estimated warranty cost	345	523	575	1,145
Warranty expenditures	(344)	(366)	(831)	(798)
Balance, end of period	854	1,655	854	1,655
Less warranty accrual, long-term	204	701	204	701
Total warranty accrual, current portion	$650	$954	$650	$954

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

NOTE 9—DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	September 30,	December 31,
	2020	2019
Term loan	$14,300	$15,000
Discount and debt issuance costs on term loan	(1,354)	(1,534)
Total current loans	$12,946	$13,466

Non current term loans	$3,140	$—
Total non current term loans	$3,140	$—

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

In April, 2020, the Company drew $3.0 million under the PMB Loan and repaid the balance in full during the second quarter. Interest incurred on the loan was not material. In May 2020 it was determined that the Company was not in compliance with the minimum unrestricted cash requirement under the PMB Loan’s existing covenants as of March 31, 2020. On July 30, 2020, the Company obtained a waiver for the covenant violation and entered into the First Amendment to the Loan and Security Agreement (the “First Amendment”). Under the First Amendment to the PMB Loan, the Company obtained a forbearance waiving non-compliance through August 1, 2020 subject to certain conditions. In addition, the First Amendment to the PMB Loan the loan covenants were modified to include (a) on or before July 31, 2020, the Borrower has received net cash proceeds in the amount of at least $8.0 million from the issuance of equity securities and those funds are deposited into accounts maintained by PMB and (b) the Company maintains unrestricted cash at PMB in an aggregate amount of $1.5 million. On July 23, the Company completed its Rights Offering whereby it received net proceeds of approximately $16.0 million.

As of September 30, 2020 and December 31, 2019, the Company had no borrowings outstanding and unused availability under the PMB Loan of approximately $1.5 million and $2.7 million, respectively

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (the “Credit Agreement”) with SWK Funding LLC (“SWK”), pursuant to which the Company has borrowed $12.5 million (“SWK Loan”). The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement, repayment of the SWK loan is interest-only for the first two years, paid quarterly with the option to extend the interest-only period. Principal repayments will begin in the first quarter of 2021 and will be approximately $0.7 million quarterly until the SWK loan matures in the fourth quarter of 2023. The loan bears interest at the London Interbank Bank Offered Rate (“LIBOR”) plus 10% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists. Approximately $0.9 million of the proceeds from the SWK Loan were used to pay off all amounts owed to Western Alliance Bank under the business financing agreement entered into in 2018.

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

In connection with the First Amendment, the Company paid to SWK loan origination and other fees of approximately $0.1 million payable in cash and approximately $0.2 million in additional SWK Warrants (as defined below) to purchase the Company’s common stock. The Company paid an additional finder’s fee to Deal Partners Group (“DPG”) of approximately $0.1 million in cash and $0.1 million in additional DPG Warrants (as defined below) to purchase the Company’s common stock. The Company accounted for the First Amendment as a modification to existing debt and as a result, recognized the amounts paid to SWK in cash and warrants as additional debt issuance costs.

On September 30, 2019, BIOLASE entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) with SWK. The Second Amendment amended the Credit Agreement to provide for a permitted inventory and accounts receivable revolving loan facility, secured by a first lien security interest in the Company’s inventory and accounts receivable, with a maximum principal amount of $5 million and with such other material terms and conditions acceptable to SWK in its commercially reasonable discretion. In addition, SWK agreed to waive the effect of the Company’s non-compliance with certain unencumbered liquid assets financial operating covenants as set forth in the Credit Agreement, and SWK agreed to forbear from exercising rights and remedies otherwise available to it in the event of such non-compliance through October 31, 2019, or earlier in the event that an additional equity or subordinated debt financing was consummated with gross proceeds of not less than $5 million, or in the event of a default under the Credit Agreement.

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

On May 15, 2020, the Company entered into the Fifth Amendment to its Credit Agreement with SWK (the “Fifth Amendment”). The Fifth Amendment amended the Credit Agreement by providing for minimum consolidated unencumbered liquid assets of $1.5 million prior to June 30, 2020 and $3.0 million on or after June 30, 2020; providing for a minimum aggregate revenue target of $41.0 million for the twelve month period ending June 30, 2020, a related waiver of such minimum revenue target in the event that the Company raises equity capital or issues subordinated debt of not less than $10.0 million on or prior to June 30, 2020, and quarterly revenue targets; and providing for a minimum EBITDA target of ($7.0 million) for the twelve month period ended June 30, 2020, a related waiver of such minimum EBIDTA target in the event that the Company raises equity capital or issues subordinated debt of not less than $10.0 million on or prior to June 30, 2020, and quarterly EBITDA targets. The Fifth Amendment contains representations, warranties, covenants, releases, and conditions customary for a credit agreement amendment of this type. On June 8, 2020, SWK agreed to extend the deadline by which the Company is required to raise not less than $10.0 million in equity capital or subordinated debt to July 31, 2020 and agreed that the $6.9 million in proceeds from the offering completed on June 10, 2020 shall be counted toward the $10.0 million requirement On July 22, 2020, the Company consummated the public offering of 18,000 units, each consisting of one share of Series F Convertible Preferred Stock, par value $0.001 per share (“Series F Convertible Preferred Stock”) and 2,500 warrants, each to purchase one share of Common Stock at an exercise price of $0.40 per share, for which it raised gross proceeds of $18.0 million before the payment of dealer-manager fees and associated offering expenses. Based on the extension of the compliance deadline to July 31, 2020, the Company was in compliance with or received a waiver for debt covenants as of June 30, 2020, and there were no covenants in place at September 30, 2020 as described further below.

On August 12, 2020, the Company entered into the Sixth Amendment to the Credit Agreement. Under the Sixth Amendment, the interest only period on the loan was extended through May 2022, the loan maturity date was extended to May 9, 2024, the financial covenants were amended and restated to exclude the remainder of 2020, and a $0.7 million repayment of the principal amount was required upon execution of the agreement.

For each of the above amendments, the Company paid an incremental amendment fee of $25,000 per amendment. These fees are being amortized over the remaining life of the loan as of the date of each amendment.

Due to the continued uncertainty surrounding the impact of COVID-19 on its business and the impact this may have on its ability to meet financial covenants in the future, the Term Loan is classified as a current liability in the unaudited consolidated balance sheets.

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

The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business.

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

The Company recorded the principal amount of approximately $3.0 million due on the PPP Loan in non- current term loans in the unaudited consolidated balance sheet. Interest on the PPP Loan was not material.

EIDL Loan

On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $150,000, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan in the amount of $731 dollars. The balance of principal and interest is payable thirty years from the date of the promissory note. The principal amounts were recognized as Non current term loans in the unaudited consolidated balance sheet at September 30, 2020. Interest on the loan was not material.

The Company recognized approximately $0.6 million and $0.6 million and $1.8 million and $1.6 million in interest expense for the three and nine months ended September 30, 2020 and 2019, respectively. The weighted-average interest rate as of September 30, 2020 was 12.25%.

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

The value of both the SWK Warrants and the DPG Warrants was recognized as a discount on the SWK Loan and are being amortized on a straight-line basis which approximates the effective-interest method, over the loan term of five years. Additionally, based on the adoption of ASU 2017-11 in the fourth quarter of 2018, these warrants are classified as equity in the consolidated balance sheet as of September 30, 2020.

The future minimum principal and interest payments as of September 30, 2020 are as follows (in thousands):

	Principal	Interest (1)
2020 (three months)	—	461
2021	—	1,807
2022	5,094	1,746
2023	2,800	1,390
2024	9,409	1,866
2025 and thereafter	137	122
Total future payments	$17,440	$7,392

(1) estimated using LIBOR rates as at September 30, 2020

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

In 2020, the Company entered into two real property leases in Foothill Ranch, California and Corona, California. The Foothill Ranch lease is a 11,936 square foot lease and will be used as the Company’s headquarters upon commencement on July 1, 2020. The Corona lease is for an 11,032 square foot facility for the Company’s manufacturing operations. The Corona lease commenced in June 2020 and as a result the Company recorded an right of use asset and offsetting liability in the amount of $0.6 million. The Foothill Ranch lease commenced in July 2020 and the Company recorded a right of use asset and offsetting lease liability of $1.3 million. Because the rate in each of the new leases is not readily determinable, the Company used the IBR of 12.25% to measure the present value of the lease liabilities. The IBR was based on the Company’s SWK Term Loan as amended, which the Company believes is indicative of prevailing market rates.

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

Three Months Ended,
September 30, 2020
Cash paid for operating lease liabilities	$87
Right-of-use assets obtained in exchange for new operating lease obligations	1,440
Weighted-average remaining lease term	4.9 years
Weighted-average discount rate	12.3%

Nine Months Ended,
September 30, 2020
Cash paid for operating lease liabilities	$417
Right-of-use assets obtained in exchange for new operating lease obligations	2,037
Weighted-average remaining lease term	5.2 years
Weighted-average discount rate	12.3%

The Company allocates lease cost amongst lease and non-lease components. The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of September 30, 2020 for leases that have commenced were as follows (in thousands):

Due in 12 month period ended September 30,
2021	$478
2022	567
2023	584
2024	587
2025	529
Thereafter	128
$2,873
Less imputed interest	800
Total lease liabilities	$2,073

Current operating lease liabilities	214
Non-current lease liabilities	1,859
Total lease liabilities	$2,073

As of September 30, 2020, right-of-use assets were $2.1 million and lease liabilities were $2.1 million.

Future minimum rental commitments under lease agreements, as of September 30, 2020, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

Year Ended
December 31,
2020 (three months)	$68
2021	547
2022	573
2023	588
2024	587
2025	510
Total future minimum lease obligations	$2,873

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

On January 25, 2019 (the “Effective Date”), BIOLASE entered into a settlement agreement (the “Settlement Agreement”) with CAO. Pursuant to the Settlement Agreement, CAO agreed to dismiss with prejudice the lawsuits filed by CAO against the Company in April 2012 and January 2018. In addition, CAO granted to the Company and its affiliates a non-exclusive, non-transferable (except as provided in the Settlement Agreement), royalty-free, fully-paid, worldwide license to the licensed patents for use in the licensed products and agreed not to sue the Company, its affiliates or any of its manufacturers, distributors, suppliers or customers for use of the licensed patents in the licensed products, and the parties agreed to a mutual release of claims. The Company agreed (i) to pay to CAO, within five days of the Effective Date, $500,000 in cash, (ii) to issue to CAO, within 30 days of the Effective Date, 500,000 restricted shares of common stock of the Company (the “Stock Consideration”), and (iii) to pay to CAO, within 30 days of December 31, 2021, an amount in cash equal to the difference (if positive) between $1,000,000 and the value of the Stock Consideration on December 31, 2021. The Stock Consideration vests and becomes transferrable on December 31, 2021, subject to the terms of a restricted stock agreement to be entered into between the parties. The Company considered this a Type I subsequent event and recognized a $1.5 million contingent loss on patent litigation settlement in its statement of operations for the year ended December 31, 2018. In January 2019, the Company paid CAO $500,000 in cash. On January 31, 2019, the case was dismissed with prejudice. During the three-month period ended March 31, 2019, the Company recorded an additional loss on patent litigation of $0.2 million which represented the change in fair value of the restricted stock to be issued to CAO at March 31, 2019. Subsequent to March 31,2019, the Company reversed the additional loss commensurate with the fluctuations in the Company’s share price. In August 2020, the Company signed a Letter Agreement to terminate the Manufacturing Agreement and purchase from CAO raw materials and other inventory held by CAO as part of the original Settlement Agreement. As of September 30, 2020 and December 31, 2019, the accrued liability relating to this agreement was $1.0 million and is included in Other liabilities.

NOTE 12—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three and nine months ended September 30, 2020, sales to customers in the United States accounted for approximately 73% and 71% of net revenue and international sales accounted for approximately 27% and 29% of net revenue, respectively. For the three and nine months ended September 30, 2019, sales to customer in the United States accounted for approximately 57% and 61% of net revenue and international sales accounted for 43% and 39%, respectively. No individual country, other than the United States, represented more than 10% of total net revenue during the three and nine months ended September 30, 2020 or 2019.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$4,755	$4,949	$10,079	$16,962
International	1,784	3,697	4,181	10,655
	$6,539	$8,646	$14,260	$27,617

Property, plant, and equipment by geographic location was as follows (in thousands):

	September 30,	December 31,
	2020	2019
United States	$456	$908
International	286	285
	$742	$1,193

NOTE 13—CONCENTRATIONS

Revenue from the Company’s products for the three and nine months ended September 30, 2020 and 2019 are as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
Laser systems	$3,712	56.7%	$5,167	59.8%	$6,854	48.1%	$16,047	58.1%
Imaging systems	—	—%	4	0.0%	—	—%	619	2.2%
Consumables and other	1,929	29.5%	1,478	17.1%	4,263	29.9%	5,678	20.6%
Services	898	13.8%	1,994	23.1%	3,143	22.0%	5,264	19.1%
License fees and royalties	—	—%	3	—%	—	—%	9	—%
Total revenue	$6,539	100.0%	$8,646	100.0%	$14,260	100.0%	$27,617	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and nine months ended September 30, 2020 or 2019.

The Company maintains its cash and cash equivalents in money market investment accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at September 30, 2020 and December 31, 2019.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and nine months ended September 30, 2020 and 2019. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three and nine months ended September 30, 2020, the Company recorded an income tax provision of $15,000 and a provision of $49,000 resulting in an effective tax rate of 0.3% and 0.3%, respectively. During the three and nine months ended September 30, 2019, the Company recorded an income tax provision of $26,000 and $68,000 resulting in an effective income tax rate of 0.2% and 0.3%, respectively. The income tax provisions for the three and nine months ended September 30, 2020 and 2019 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the unaudited consolidated financial statements and related notes of BIOLASE, Inc. (“BIOLASE”) and its consolidated subsidiaries (together with BIOLASE, the “Company,” “we,” “our,” or “us”) included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “2019 Form 10-K”). In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements, predictions, or expectations regarding market opportunities, sales and marketing expenses, general and administrative expenses, dental office patient volume, investments in engineering and development, compliance with Nasdaq listing requirements, interest rate fluctuations, future products and services and enhancements of existing products and services, potential collaborations, our use of proceeds from the PPP Loan (as defined below), seasonality and the reasons therefor, operating and other expenses, anticipated cash needs, our strategy and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “outlook,” “potential,” “plan,” “seek,” and similar expressions and variations or the negatives of these terms or other comparable terminology.

The forward-looking statements contained in this Form 10-Q are based on the expectations, estimates, projections, beliefs, and assumptions of our management based on information available to management as of the date on which this Form 10-Q was filed with the SEC, all of which are subject to change. Forward-looking statements are subject to risks, uncertainties, and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	losses that we have experienced and doubt about our ability to continue as a going concern as of September 30, 2020;
•	the coronavirus outbreak, the effects of the COVID-19 pandemic and the actions taken to contain it;
•	uncertainty around forgiveness of the Paycheck Protection Program Loan (the “PPP Loan”);
•	global economic uncertainty and volatility in financial markets;
•	inability to raise additional capital on terms acceptable to us;
•	our relationships with, and the efforts of, third-party distributors;
•	failure in our efforts to train dental practitioners or to overcome the hesitation of dentists and patients to adopt laser technologies;
•	inconsistencies between future data and our clinical results;
•	competition from other companies, including those with greater resources;
•	our inability to successfully develop and commercialize enhanced or new products that remain competitive with products or alternative technologies developed by others;
•	the inability of our customers to obtain third-party reimbursement for their use of our products;
•	limitations on our ability to use net operating loss carryforwards;

•	problems in manufacturing our products;
•	warranty obligations if our products are defective;
•	adverse publicity regarding our technology or products;
•	adverse events to our patients during the use of our products, regardless of whether caused by our products;
•	issues with our suppliers, including the failure of our suppliers to supply us with a sufficient amount or adequate quality of materials;
•	rapidly changing standards and competing technologies;
•	our inability to effectively manage and implement our growth strategies;
•	risks associated with operating in international markets, including potential liabilities under the Foreign Corrupt Practices Act;
•	breaches of our information technology systems;
•	seasonality;
•	litigation, including the failure of our insurance policies to cover certain expenses relating to litigation;
•	disruptions to our operations at our primary facility;
•	loss of our key management personnel or our inability to attract or retain qualified personnel;
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

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is the only effective, safe solution to preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We also offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. As of September 30, 2020 we had approximately 259 issued and 41 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through September 30, 2020, we sold over 41,500 laser systems in over 80 countries around the world. Contained in this total are approximately 13,400 Waterlase systems, including over 8,900 Waterlase MD, MDX, Express and iPlus systems.

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

Recent Developments

Impact of Coronavirus (COVID-19) on Our Operations

The COVID-19 pandemic has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak of the novel coronavirus by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures have included dental office closures worldwide for all but emergency procedures, for the most part. The ability of our salespeople to call on dental customers during these closures was greatly limited. In addition, most dental shows and workshops scheduled in 2020 were canceled. As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from our operations during the three quarters of 2020 were negatively impacted. The full impact of the COVID-19 outbreak continues to evolve and the full magnitude that the pandemic may have on our financial condition, liquidity, and future results of operations remains uncertain. Although most dental offices in the United States opened in the third quarter, there is no assurance that they will remain open or the Company’s sales will return to normal levels at any time during 2020 or at any time thereafter.

Deficiency Letter from Nasdaq

On March 31, 2020, BIOLASE received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying BIOLASE that, based on the BIOLASE’s stockholders’ equity of $377,000 as of December 31, 2019, as reported in the 2019 Form 10-K, BIOLASE was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million. BIOLASE has responded to Nasdaq with a specific plan to achieve and sustain compliance with the foregoing listing requirement. If the Company’s plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the letter for the Company to evidence compliance. On June 4, 2020, Nasdaq granted the Company’s request for an extension of time to regain compliance to August 31, 2020. In July 2020, the Company consummated a registered Rights Offering (the “Rights Offering”) for gross proceeds of $18.0 million, and on August 14, 2020, the Company received notification from Nasdaq that it had regained compliance with this requirement.

On December 3, 2019, BIOLASE received a deficiency letter Nasdaq notifying BIOLASE that it violated the continued listing requirements of Nasdaq listing rule 5550(a)(2). In accordance with Nasdaq rules, BIOLASE was provided an initial period of 180 calendar days, or until June 1, 2020, to regain compliance. In response to the COVID-19 pandemic and related extraordinary market conditions, Nasdaq provided temporary relief from the continued listing requirements and the cure period for regaining compliance is tolled through June 30, 2020. As a result of the Company’s deadline to regain compliance was extended to August 15, 2020 (the “Compliance Date”).

Because the Company did not regain compliance with the Bid Price Rule by the Compliance Date, we provided written notice to Nasdaq of our intention to cure the deficiency during an additional 180 calendar day compliance period by effecting a reverse stock split, if necessary, provided that we meet the continued listing requirement for the market value of publicly held shares and all other material listing standards, with the exception of the bid price requirement.

SWK Loan Amendment

On August 12, 2020, we entered into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”) with SWK Funding, LLC.. Under the Sixth Amendment, the interest-only period on the loan was extended to May 2022, the loan maturity date was extended to May 9, 2024, the financial covenants are amended and restated to begin in 2021, and a $0.7 million repayment of the principal amount was required upon execution of the Sixth Amendment.

Revolving Credit Facility

In April 2020, the Company borrowed $3.0 million under its credit facility with Pacific Mercantile Bank (the “PMB Loan”). As of May 26, 2020, approximately $1.7 million was outstanding under the PMB Loan.

In May 2020 it was determined that the Company was not in compliance with the minimum unrestricted cash requirement under the PMB Loan’s existing covenants as of March 31, 2020. In July, 2020, the Company obtained a waiver for the covenant violation and entered into the PMB First Amendment to the Loan and Security Agreement (the “ PMB First Amendment”). Under the PMB First Amendment, the Company obtained a forbearance waiving non-compliance through August 1, 2020 subject to certain conditions. In addition, under the PMB First Amendment, the loan covenants were modified to include (a) on or before July 31, 2020, the Company will have received net cash proceeds in the amount of at least $8.0 million from the issuance of equity securities and those funds are deposited into accounts maintained by PMB and (b) the Company will maintain unrestricted cash at PMB in an aggregate amount of $1.5 million.

Rights Offering

On July 23, 2020, the Company consummated the sale of an aggregate of 18,000 shares of Series F Convertible Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”) and 45,000,000 warrants (the “July 2020 Warrants”) through the Rights Offering. Each share of Series F Preferred Stock is convertible at the Company’s option at any time on or after July 22, 2021 or at the option of the holder at any time, into the number of shares of our Common Stock determined by dividing the $1,000 stated value per share of the Series F Preferred Stock by a conversion price of $0.40 per share. The gross proceeds from the sale of Series F Convertible Preferred Stock were $18.0 million, before broker fees and related expenses of approximately $1.9 million. Each share of Series F Convertible is convertible into 2,500 shares of common stock and each July 2020 Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.40 per share.

In accordance with applicable accounting standards, the $18.0 million gross proceeds from the Rights Offering described above were allocated to the Series F Convertible Preferred Stock and the July 2020 Warrants in the amount of $2.7 million and $15.3 million, respectively. The allocation was based on the fair value of the July 2020 warrants as of the commitment date, with the residual allocated to the Series F Convertible Preferred Stock. The fair value of the July 2020 Warrants determined using a Black Scholes model. Assumptions used in the Black-Scholes model include an expected term of five years, a risk-free rate of 0.3% and a dividend yield of 0%. The July 2020 warrants were initially recognized as liability and on September 28, 2020, the Warrant Agreement was amended and was reevaluated for equity accounting and reclassified in permanent equity. On the effective date of the amendment, the July 2020 Warrants were remeasured and the change in fair value was recognized as a gain of approximately $5.8 million and is recorded in the consolidated statement of operations in Other (income) expense, net for the three and nine-months ended September 30, 2020. The fair value upon the amendment was estimated to be $0.21 per share using the Black-Scholes pricing model with an expected term of 5 years, a market price of $0.28 per share, which was the last closing price of our common stock prior to the amendment date, volatility of 109.5%, a risk free rate of 0.26% and an expected dividend yield of 0. Issuance costs of $1.6 million relating to the July 2020 Warrants was recognized as an expense and is recorded in Other (income) expense, net in the consolidated statement of operations for the three and nine month period ended September 30 2020. The gross proceeds allocated to the Series F Convertible Preferred Stock was recognized in equity for the period ended September 30, 2020. This transaction resulted in a deemed dividend from accretion of the Preferred Stock discount, resulting in a beneficial conversion feature, allocation of proceeds and issuance costs of approximately $17.4 million, which has been reflected as a deemed distribution to preferred stockholders for the period ended September 30, 2020. Approximately 17,000 of the Series F Convertible Preferred Stock had been converted to common stock as of September 30, 2020.

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2019 Form 10-K. There have been no significant changes during the nine months ended September 30, 2020 in our critical accounting policies from those disclosed in Item 7 of the 2019 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited consolidated statements of operations expressed as percentages of net revenue:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2020		2019		2020		2019
Products and services	$6,539	100.0%	$8,646	100.0%	$14,260	100.0%	$27,617	100.0%
Cost of revenue	4,265	65.2%	5,677	65.7%	9,692	68.0%	17,746	64.3%
Gross profit	2,274	34.8%	2,969	34.3%	4,568	32.0%	9,871	35.7%
Operating expenses:
Sales and marketing	2,678	41.0%	3,515	40.7%	7,475	52.4%	10,665	38.6%
General and administrative	2,300	35.2%	3,210	37.1%	7,446	52.2%	8,114	29.4%
Engineering and development	963	14.7%	1,126	13.0%	2,644	18.5%	3,665	13.3%
Total operating expenses	5,941	90.9%	7,851	90.8%	17,565	123.2%	22,444	81.3%
Loss from operations	(3,667)	(56.1)%	(4,882)	(56.5)%	(12,997)	(91.1)%	(12,573)	(45.5)%
Non-operating (income) loss, net	(3,694)	(56.5)%	570	6.6%	(2,359)	(16.5)%	1,627	5.9%
Income (loss) before income taxes	27	0.4%	(5,452)	(63.1)%	(10,638)	(74.6)%	(14,200)	(51.4)%
Income tax provision	15	0.2%	26	0.3%	49	0.3%	68	0.2%

Net income (loss)	$12	0.2%	$(5,478)	(63.4)%	$(10,687)	(74.9)%	$(14,268)	(51.7)%

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

Non-GAAP Net Loss

Adjusted EBITDA

Management uses Adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation and amortization, stock-based compensation, the change in allowance for doubtful accounts, and other (income) expense, net. Management uses adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by us may be different from similarly named non-GAAP financial measures used by other companies.

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
GAAP net loss attributable to common stockholders	$(17,366)	$(5,478)	$(28,065)	$(14,268)
Deemed dividend on convertible preferred stock	17,378	—	17,378	—
GAAP net income (loss) attributable to common stockholders	$12	$(5,478)	$(10,687)	$(14,268)
Adjustments:
Interest expense, net	568	551	1,782	1,559
Income tax provision	15	26	49	68
Depreciation and amortization	46	268	527	754
Change in allowance for doubtful accounts	256	1,131	1,263	1,243
Stock-based and other non-cash compensation	847	770	2,367	1,974
Other (income) expense, net	(4,209)	—	(4,209)	—
Adjusted EBITDA	$(2,465)	$(2,732)	$(8,908)	$(8,670)

Comparison of Results of Operations

Three months ended September 30, 2020 and 2019

Net Revenue: The following table summarizes our unaudited net revenues by category, including each category’s percentage of our total revenue, for the three months ended September 30, 2020 and 2019, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2020		2019		Change	Change
Laser systems	$3,712	56.7%	$5,167	59.8%	$(1,455)	(28.2%)
Imaging systems	—	—%	4	—%	(4)	(100.0%)
Consumables and other	1,929	29.5%	1,478	17.1%	451	30.5%
Services	898	13.8%	1,994	23.1%	(1,096)	(55.0%)
Total products and services	6,539	100.0%	8,643	100.0%	(2,104)	(24.3%)
License fees and royalty	—	—%	3	—%	(3)	(100.0%)
Net revenue	$6,539	100.0%	$8,646	100.0%	$(2,107)	(24.4%)

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

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three-months ended September 30, 2020 and 2019, as well as the amount of change and percentage of change in each geographic revenue category, (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2020		2019		Change	Change
United States	$4,755	72.7%	$4,949	57.2%	$(194)	(3.9%)
International	1,784	27.3%	3,697	42.8%	(1,913)	(51.7%)
Net revenue	$6,539	100.0%	$8,646	100.0%	$(2,107)	(24.4%)

Total net revenue decreased by $2.1 million or 24% during the three months ended September 30, 2020 as compared to the same period in 2019 primarily due to decreases in sales as a result of the global COVID-19 pandemic. In the U.S., net revenue decreased by $0.2 million, or 4% for the three months ended September 30, 2020 compared to the same period in 2019. Outside the U.S., net revenue declined by $1.9 million, or 52% during the three months ended September 30, 2020 as compared to the same period in 2019. We believe dental offices in the United States have generally been quicker to return to prior patient volume, compared to the rest of the world, resulting in better comparative revenue results in the United States.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended September 30, 2020 and 2019, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2020		2019		Change	Change
Net revenue	$6,539	100.0%	$8,646	100.0%	$(2,107)	(24.4%)
Cost of revenue	4,265	65.2%	5,677	65.7%	(1,412)	(24.9%)
Gross profit	$2,274	34.8%	$2,969	34.3%	$(695)	(23.4%)

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the three months ended September 30, 2020, was $2.3 million, or 34.8% of net revenue, a decrease of approximately $0.7 million, or 23% as compared with gross profit of $3.0 million or 34.3% of net revenue for the same period in 2019. The 23% decrease in gross profit reflects the impact of the decrease in revenues from the COVID-19 pandemic and our fixed manufacturing costs, partially offset by increased average selling prices for products sold in the United States and higher percentage of U.S. revenue during third quarter of 2020 compared to the same period in 2019.

Operating Expenses: The following table summarizes our unaudited operating expenses for the three months ended September 30, 2020 and 2019, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,		Amount	Percent
	2020		2019		Change	Change
Sales and marketing	$2,678	41.0%	$3,515	40.7%	$(837)	(23.8%)
General and administrative	2,300	35.2%	3,210	37.1%	(910)	(28.3%)
Engineering and development	963	14.7%	1,126	13.0%	(163)	(14.5%)
Total operating expenses	$5,941	90.9%	$7,851	90.8%	$(1,910)	(24.3%)

The quarter-over-quarter total operating expenses are explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses during the three months ended September 30, 2020 decreased by $0.8 million or 24% as compared to the same period in 2019. This decrease is primarily due to decreases of $0.2 million in sales commissions, $0.3 million in travel and travel related expenses, and $0.3 million in trade show expenses which are primarily due to the impact of the COVID-19 pandemic on our business operations. If the recent reopening of dental offices persists, we expect our fourth quarter sales and marketing expense to increase for the remainder of the year ended December 31, 2020.

General and Administrative Expense. General and administrative expenses during the three months ended September 30, 2020 decreased by $0.9 million or 28% compared to the same period in 2019, primarily due to a decrease in the provision for doubtful accounts of $0.9 million, a $0.1 million decrease in licensing fees offset by an increase in compensation expense of $0.1 million.

Engineering and Development Expense. Engineering and development expenses during the three months ended September 30, 2020 decreased by $0.2 million or 15% compared to the same period in 2019, primarily due to a $0.1 million decrease in payroll and consulting-related expenses driven by a reduction in engineering projects for 2020 as compared to 2019. We expect to continue our investment in engineering and development activity in the remainder of 2020. However, our primary focus will be on our sales and marketing efforts.

Gain (Loss) on Foreign Currency Transactions. We realized a $53,000 gain on foreign currency transactions during the three months ended September 30, 2020 compared to a $19,000 loss on foreign currency transactions during the three-months ended September 30, 2019, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $0.6 million during the three months ended September 30, 2020 and was consistent with the same period in 2019. We expect interest expense to fluctuate depending on the movement in the London Interbank Bank Offered Rate (“LIBOR”) through the remainder of 2020 and the outstanding balance of our PMB Loan (if any).

Other (Income) Expense, Net. Other (Income) Expense for the three months ended September 30, 2020, is comprised of a $5.8 million gain on the change in fair value of the July 2020 Warrants offset by the costs to issue the July 2020 warrants of approximately $1.6 million.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was a expense of $15,000 for the three months ended September 30, 2020 as compared to a provision of $26,000 for the same period in the prior year. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Income (Loss). Our net income (loss) totaled approximately $12,000 for the three months ended September 30, 2020 compared to a net loss of $5.5 million for the three-months ended September 30, 2019, before the deemed dividend on convertible preferred stock of $17.4 million.

Nine-months ended September 30, 2020 and 2019

Net Revenue: The following table summarizes our unaudited net revenues by category, including each category’s percentage of our total revenue, for the nine months ended September 30, 2020 and 2019, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2020		2019		Change	Change
Laser systems	$6,854	48.1%	$16,047	57.4%	$(9,193)	(57.3)%
Imaging systems	—	0.0%	619	3.2%	(619)	(100.0)%
Consumables and other	4,263	29.9%	5,678	22.2%	(1,415)	(24.9)%
Services	3,143	22.0%	5,264	17.2%	(2,121)	(40.3)%
Total products and services	14,260	100.0%	27,608	100.0%	(13,348)	(48.3)%
License fees and royalty	—	—%	9	—%	—	—%
Net revenue	$14,260	100.0%	$27,617	100.0%	$(13,348)	(48.4)%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the nine months ended September 30, 2020 and 2019, as well as the amount of change and percentage of change in each geographic revenue category, (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2020		2019		Change	Change
United States	$10,079	70.7%	$16,962	61.4%	$(6,883)	(40.6)%
International	4,181	29.3%	10,655	38.6%	(6,474)	(60.8)%
Net revenue	$14,260	100.0%	$27,617	100.0%	$(13,357)	(48.4)%

Total net revenue decreased by $13.4 million or 48% during the nine months ended September 30, 2020 as compared to the same period in 2019. In the U.S., net revenue decreased by $6.9 million, or 41% and outside the U.S., net revenue declined by $6.5 million, or 61% during the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to the impact of the global COVID-19 pandemic.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the for the nine months ended September 30, 2020 and 2019, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2020		2019		Change	Change
Net revenue	$14,260	100.0%	$27,617	100.0%	$(13,357)	(48.4)%
Cost of revenue	9,692	68.0%	17,746	64.3%	(8,054)	(45.4)%
Gross profit	$4,568	32.0%	$9,871	35.7%	$(5,303)	(53.7)%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the nine months ended September 30, 2020, was $4.6 million, or 32% of net revenue, a decrease of approximately $5.3 million, or 54% as compared with gross profit of $9.9 million or 36% of net revenue for the same period in 2019. The 54% decrease in gross profit reflects the impact of the decrease in revenues from the COVID-19 pandemic and our fixed manufacturing costs.

Operating Expenses: The following table summarizes our unaudited operating expenses for the for the nine months ended September 30, 2020 and 2019, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,		Amount	Percent
	2020		2019		Change	Change
Sales and marketing	$7,475	52.4%	$10,665	38.6%	$(3,190)	(29.9)%
General and administrative	7,446	52.2%	8,114	29.4%	(668)	(8.2)%
Engineering and development	2,644	18.5%	3,665	13.3%	(1,021)	(27.9)%
Total operating expenses	$17,565	123.2%	$22,444	81.3%	$(4,879)	(21.7)%

The period-over-period total operating expenses are explained in the following expense categories:

Sales and Marketing Expense. Sales and marketing expenses during the nine months ended September 30, 2020 decreased by $3.2 million or 30% as compared to the same period in 2019, primarily due to the impact of the COVID-19 pandemic on sales operations resulting in decreased payroll and benefits of $0.6 million, sales commissions of $0.8 million, marketing and convention event related costs of $1.0 million and travel and entertainment expenses of $0.8 million. We expect sales and marketing expenses to increase as a percentage of revenue during the fourth quarter of 2020.

General and Administrative Expense. General and administrative expenses during the nine months ended September 30, 2020 decreased by $0.7 million or 8% compared to the same period in 2019, primarily due to a decrease in payroll and consulting costs of $0.8 million and a $0.3 million decrease in bank fees partially offset by an increase in compensation expense of $0.2 million, licensing fees of $0.2 million and investor relations fees of $0.1 million. We expect general and administrative expenses to increase as a percentage of revenue in the fourth quarter of 2020.

Engineering and Development Expense. Engineering and development expenses during the nine months ended September 30, 2020 decreased by $1.0 million or 28% compared to the same period in 2019, primarily due to a $0.8 million decrease in payroll and consulting-related expenses and a decrease in travel and entertainment and other expenses of $0.2 million. We expect engineering and development expenses to decrease as a percentage of revenue through the remainder of 2020.

(Loss) Gain on Foreign Currency Transactions. We realized a $68,000 loss on foreign currency transactions during the nine months ended September 30, 2020 compared to a $68,000 loss on foreign currency transactions during the nine months ended September 30, 2019, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense. Interest expense during the nine months ended September 30, 2020 increased by $0.2 million primarily due to the interest and amortization of debt issuance costs relating to the increase of $2.5 million in principal borrowed on the SWK Loan in May 2019. We expect interest expense to fluctuate depending on the movement in LIBOR through the remainder of 2020.

Other (Income) Expense, Net. Other (Income) Expense for the nine months ended September 30, 2020, is comprised of a $5.8 million gain on the change in fair value of the July 2020 Warrants offset by the costs to issue the July 2020 warrants of approximately $1.6 million.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was $49,000 for the nine months ended September 30, 2020 and $68,000 September 30, 2019. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Income (Loss). Our net loss totaled approximately $10.7 million for the nine months ended September 30, 2020 compared to a net loss of $14.3 million for the nine months ended September 30, 2019, before the deemed dividend on convertible preferred stock of $17.4 million.

Liquidity and Capital Resources

At September 30, 2020, we had approximately $19.2 million in cash, cash equivalents and restricted cash. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The increase in our cash, cash equivalents and restricted cash of $13.0 million at September 30, 2020 as compared to December 31, 2019 was primarily due to the net proceeds from the registered direct private placement and the Rights Offering consummated during the nine months ended September 30nine months ended September 30, 2020.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash flows used in operating activities	$(11,447)	$(8,074)
Net cash flows used in investing activities	(78)	(138)
Net cash flows provided by financing activities	24,402	2,416
Effect of exchange rate changes	181	(157)
Net change in cash, cash equivalents and restricted cash	$13,058	$(5,953)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the nine months ended September 30, 2020 totaled $11.4 million and was primarily comprised of our net loss of $10.7 million, partially offset by non-cash adjustments for depreciation and amortization expenses of $0.5 million and stock-based compensation expenses of $2.4 million and our provision for bad debt of $1.3 million, gain on the change in fair value of the July 2020 Warrants of $5.8 million, and issuance costs for the July 2020 Warrants of $1.6 million . The net decrease in our operating assets and liabilities was primarily due to a $4.0 million decrease in accounts receivable primarily due to the impact of the COVID-19 pandemic on our revenues offset by an increase of $1.6 million in inventory and a decrease in accounts payable and accrued liabilities of $3.4 million.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 was minimal and primarily driven by our capital expenditures related to the relocation of our headquarters and manufacturing facility. We expect cash flows from investing activities to remain consistent through the remainder of 2020.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was approximately $24.4 million primarily due to the funds borrowed on the PPP Loan and the sale of common stock from our registered direct private placement and sale of preferred stock as further described below.

Effect of Exchange Rate

The effect of exchange rate changes on cash for the nine months ended September 30, 2020 was $181,000 and ($157,000), respectively primarily due to fluctuations between the U.S. Dollar and the Euro.

Future Liquidity Needs

As of September 30, 2020, we had working capital of approximately $14.6 million. Our principal sources of liquidity as of September 30, 2020consisted of approximately $19.2 million in cash, cash equivalents and restricted cash and $3.4 million of net accounts receivable and any availability under our credit facility with Pacific Mercantile Bank.

We have reported recurring losses from operations and have not generated cash from operations for the three years ended December 31, 2019 and the nine months ended September 30, 2020. Our level of cash used in operations, the need for additional capital, and the uncertainties surrounding our future ability to raise additional capital and particularly in light of the uncertainty regarding the impact of COVID-19 on our business, raise substantial doubt about our ability to continue as a going concern. As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from our operations during the remainder of 2020 may be less than we anticipated. There is no assurance that sales will return to normal levels during the fourth quarter of 2020 or at any time thereafter.

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

As of March 31, 2019, we were not in compliance with certain covenants in the Credit Agreement, as described in Note 9 to the consolidated financial statements included in Item 1 of this Form 10-Q, and in May 2019, SWK granted us a waiver of such covenants. On May 7, 2019, we and SWK agreed to amend the Credit Agreement (the “First Amendment) to increase the total commitment from $12.5 million to $15.0 million, and to revise the financial covenants to (i) adjust minimum revenue and EBITDA levels, (ii) require the us to have a shelf registration statement declared effective by the Securities and Exchange Commission before September 30, 2019, with a proposed maximum aggregate offering price of at least $10.0 million if we did not reach set minimum revenue levels for the three-month period ended September 30, 2019, and (iii) require minimum liquidity of $1.5 million at all times. The First Amendment provides that if aggregate minimum revenue and EBITDA levels are not achieved by September 30, 2019, the minimum liquidity requirement will be increased to $3.0 million, until we have obtained additional equity or debt funding of no less than $5.0 million. In connection with the First Amendment, we paid to SWK loan origination and other fees of approximately $0.1 million payable in cash and approximately $0.2 million in additional warrants to purchase BIOLASE common stock. In 2019, we borrowed the additional $2.5 million.

On September 30, 2019, we entered into the Second Amendment to Credit Agreement (the “Second Amendment”) with SWK, in connection with that certain Credit Agreement, by and among us, SWK, and the lender parties thereto. The Second Amendment amends the Credit Agreement to provide for a permitted inventory and accounts receivable revolving loan facility, secured by a first lien security interest in our inventory and accounts receivable, with a maximum principal amount of $5.0 million and with such other material terms and conditions acceptable to SWK in its commercially reasonable discretion. In addition, SWK agreed to waive the effect of our non-compliance with certain unencumbered liquid assets financial operating covenants as set forth in the Credit Agreement, and SWK agreed to forbear from exercising rights and remedies otherwise available to it in the event of such non-compliance through October 31, 2019, or earlier in the event that an additional equity or subordinated debt financing is consummated with gross proceeds of not less than $5.0 million, or in the event of a default under the Credit Agreement. In October 2019, we obtained additional equity financing greater than $5.0 million.

On November 6, 2019, we agreed to further amend the Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, SWK granted us a waiver of our non-compliance with certain financial covenants in the Credit Agreement. Also pursuant to the Third Amendment, we and SWK agreed to (i) revise financial covenants to adjust minimum revenue and EBITDA levels and (ii) remove the automatic increase of the minimum liquidity requirement based on certain aggregate minimum revenue and EBITDA levels as of September 30, 2019 (which was added pursuant to the First Amendment). In connection with the Third Amendment, we consolidated the warrants issued to SWK on November 9, 2018 and May 7, 2019, and the exercise price of the warrants was adjusted to $1.00.

As of December 31, 2019, we were not in compliance with our debt covenants under the Credit Agreement (as amended). In March 2020, we entered into a Fourth Amendment to the Credit Agreement (the “Fourth Agreement”). Under the Fourth Amendment, we obtained a waiver of our non-compliance with certain financial covenants contained in the Credit Agreement through March 31, 2020. Also pursuant to the Fourth Amendment, we agreed to revise (i) the financial covenants to adjust minimum revenue and EBITDA levels and (ii) revise the financial covenants with respect to unencumbered liquid assets. In connection with the Fourth Amendment, we amended the exercise price of the warrants issued to SWK to $0.49 per share.

On May 15, 2020, we entered into the Fifth Amendment to the Credit Agreement with SWK (the “Fifth Amendment”). The Fifth Amendment amends the Credit Agreement by providing for minimum consolidated unencumbered liquid assets of $1.5 million prior to June 30, 2020 and $3.0 million on or after June 30, 2020; providing for a minimum aggregate revenue target of $41.0 million for the twelve month period ended June 30, 2020, a related waiver of such minimum revenue target in the event that we raise equity capital or issue subordinated debt of not less than $10.0 million on or prior to June 30, 2020, and quarterly revenue targets; and providing for a minimum EBITDA target of ($7.0 million) for the twelve month period ended June 30, 2020, a related waiver of such minimum EBITDA target in the event that we raise equity capital or issues subordinated debt of not less than $10.0 million on or prior to June 30, 2020, and quarterly EBITDA targets.

On June 8, 2020, SWK agreed to extend the deadline by which we were required to raise not less than $10.0 million in equity capital or subordinated debt to July 31, 2020 and agreed that the $6.9 million in proceeds from the offering completed on June 10, 2020 shall be counted toward the $10.0 million requirement. On July 22, 2020, we consummated the public offering of 18,000 units, each consisting of one share of Series F Convertible Preferred Stock, par value $0.001 per share and 2,500 July 2020 Warrants, each entitling the holder thereof to purchase one share of Common Stock at an exercise price of $0.40 per share, for which it raised gross proceeds of $18.0 million before the payment of dealer-manager fees and associated offering expenses of approximately $2.2 million. In connection with the Fifth Amendment, on May 15, 2020 we entered into the Third Consolidated, Amended and Restated Warrant pursuant to which we issued additional warrants to SWK to purchase 63,779 shares of common stock with a warrant price per share of $0.39198, and adjusted the warrant price per share with respect to 487,198 existing warrant shares previously issued to SWK to $0.39198. Based on the extension of the compliance deadline to July 31, 2020, we were in compliance with or received a waiver for debt covenants as of June 30, 2020.

On August 12, 2020, we entered into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”). Under the Sixth Amendment, the interest only period on the loan is extended to May 2022, the loan maturity date was extended to May 9, 2024, the financial covenants were adjusted, and a $0.7 million repayment of the principal amount was required upon execution of the Sixth Amendment.

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

On October 29, 2019, we also sold to existing investors affiliated with Jack W. Schuler and Oracle Investment Management, Inc., 69,565 unregistered shares of our Series E Participating Convertible Preferred Stock at a price of $57.50 per share in a concurrent private placement. Each share of preferred stock is automatically convertible into 100 shares of common stock at a conversion price equal to $0.5750 per share, subject to customary anti-dilution adjustments, at such time as BIOLASE increased the amount of its authorized common stock to permit the full conversion.

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

Line of Credit

On October 28, 2019, BIOLASE entered into a loan and security agreement (the “Loan Agreement”) with Pacific Mercantile Bank, as lender (“PMB”), which provides for a revolving line of credit (the “PMB Loan”), secured by substantially all of the our assets, with a maximum principal amount not to exceed the lesser of (i) $3 million or (ii) the sum of 90% of the Eligible Accounts (as defined in the Loan Agreement) plus 75% of the Eligible Inventory (as defined in the Loan Agreement, and subject to certain limitations set forth therein); provided that the maximum principal amount of the PMB Loan may be reduced from time to time in the PMB’s good faith business judgment as set forth in the Loan Agreement. Borrowings under the PMB Loan may be used for working capital. The PMB Loan matures on October 28, 2021, unless earlier terminated.

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

The Loan Agreement requires us to maintain unrestricted cash at PMB plus unused availability under the PMB Loan in an amount equal to at least the Burn Rate. “Burn Rate” means our net profit/net loss plus depreciation plus amortization plus stock-based compensation, measured on a trailing three month basis. In addition, the Loan Agreement contains customary affirmative and negative covenants for financings of its type (subject to customary exceptions).

The Loan Agreement provides that the occurrence of any of the following events (subject to applicable cure periods, if any) will constitute an event of default: payment default, loans in excess of the credit limit, breach of representation or warranty, covenant breach, incurrence of certain liens, certain events with respect to the collateral, cross-defaults to certain other indebtedness or obligations secured by liens, a Material Adverse Change (as defined in the Loan Agreement) or a breach of a material agreement that may reasonably result in a Material Adverse Change, final judgement in excess of a certain monetary threshold, certain events of bankruptcy or insolvency, any guarantee or pledge ceasing to be in effect, payment of certain subordinated debt, a Change in Control (as defined in the Loan Agreement), a change in our President, Chief Executive Officer, or Chief Financial Officer under certain circumstances, a change in two or more members of our Board of Directors within 90 days under certain circumstances, or any felony indictment of any of our directors, officers or significant stockholders. Upon the occurrence and during the continuation of an event of default, PMB may exercise any remedies available to it, including accelerating the repayment of the PMB Loan.

In May 2020 it was determined that the Company was not in compliance with the minimum unrestricted cash requirement under the PMB Loan’s existing covenants as of March 31, 2020. In July, 2020, the Company obtained a waiver for the covenant violation and entered into the First Amendment to the Loan Agreement (the “PMB First Amendment”). Under the PMB First Amendment to the PMB Loan, the Company obtained a forbearance waiving non-compliance through August 1, 2020 subject to certain conditions. In addition, the PMB First Amendment loan covenants were modified to require (a) on or before July 31, 2020, the Borrower has received net cash proceeds in the amount of at least $8.0 million from the issuance of equity securities and those funds are deposited into accounts maintained by PMB and (b) the Company will maintain unrestricted cash at PMB in an aggregate amount of $1.5 million.

As of September 30, 2020, we had no balances outstanding and had approximately $0.8 million of availability under the PMB Loan.

Paycheck Protection Program Loan

On April 14, 2020, we were granted a PPP Loan from Pacific Mercantile Bank in the aggregate amount of $2,980,000, pursuant to the Paycheck Protection Program under the CARES Act.

The PPP Loan, which was in the form of a note dated April 13, 2020 issued by BIOLASE, matures on April 13, 2022 and bears interest at a rate of 1.0% per annum. Interest is payable monthly commencing on November 1, 2020. The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. We believe we used the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

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

EIDL Loan

On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the our business. The principal amount of the EIDL Loan is $150,000.00, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan. The balance of principal and interest is payable 30 years from the date of the promissory note.

Registered Direct Offering and Concurrent Private Placement

On June 10, 2020, we consummated a registered direct offering of 10,800,000 shares of its common stock to certain accredited institutional investors and a concurrent private placement of warrants to purchase 10,800,000 shares of common stock with an exercise price of $0.515 per share (the “June 2020 Warrants”). The June 2020 Warrants are exercisable commencing on the date of their issuance and will expire on June 10, 2025.

The combined purchase price for one share of common stock and one June 2020 Warrant in the offering was $0.64. We received aggregate gross proceeds of approximately $6.9 million in the offering, before deducting approximately $0.7 million in fees to the placement agents and other offering expenses.

Rights Offering

On July 22, 2020, we completed the Rights Offering under which we sold an aggregate of 18,000 units consisting of an aggregate of 18,000 shares of Series F Convertible Preferred Stock and warrants to purchase 45,000,000 shares of Common Stock, resulting in net proceeds to us of approximately $15.8 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

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

We identified a material weakness in internal control related to ineffective financial statement close process controls as they relate to the accounting for our Series E Convertible Preferred Stock. During our review of the consolidated financial statements as of December 31, 2019, we determined that the classification of the Series E Convertible Preferred Stock on the consolidated balance sheet was incorrect and that due to the fact that the Series E Convertible Preferred Stock is redeemable at the control of the stockholder, it should have been classified as mezzanine equity pursuant to the accounting guidance in Accounting Standards Codification Topic 480 – “Distinguishing Liabilities from Equity,” and not a component of permanent equity. We believe that these control deficiencies were a result of a misinterpretation of the terms and conditions of the Certificate of Designations with respect to the Series E Convertible Preferred Stock Agreement which led to the misclassification. The error was corrected and the material weakness did not result in any misstatements to the consolidated financial statements, and the correction of the error did not result in any changes to previously released financial results. Based on this material weakness, the Company’s management concluded that at December 31, 2019, the Company’s internal control over financial reporting was not effective. As of September 30, 2020, this material weakness in internal controls had been remediated.

During the preparation of the Quarterly Report on Form 10-Q for the second quarter of 2020, we identified a material weakness in internal control related to ineffective financial statement close process controls as they relate to the accounting in the areas of management review of financial statement information and independent review of journal entries. Specifically, certain period end close transactions were not recorded correctly as of June 30, 2020. The errors were corrected, and the material weakness did not result in any misstatements to the unaudited consolidated financial statements, and the correction of the error did not result in any changes to previously released financial results. Based on this material weakness, the Company’s management concluded that at September 30, 2020, the Company’s internal control over financial reporting was not effective.

Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated and operate, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) additional levels of review; (ii) additional training; (iii) use of external consultants on highly technical accounting matters; (iv) assessment of departmental resources; and (v) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors. We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe the existing material weakness will be remediated in 2020.

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

On March 31, 2020, BIOLASE received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying BIOLASE that, based on the BIOLASE’s stockholders’ equity of $377,000 as of December 31, 2019, as reported in its Annual Report on Form 10-K for the year ended December 31, 2019, BIOLASE was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million. We responded to Nasdaq with a specific plan to achieve and sustain compliance with the foregoing listing requirement. On June 4, 2020, Nasdaq granted our request for an extension of time to regain compliance to August 31, 2020. In July 2020, BIOLASE consummated a registered rights offering for gross proceeds of $18.0 million, and on August 14, 2020, the Company received notification from Nasdaq that it had regained compliance with Nasdaq listing rule 5550(b)(1). There is no assurance that the Company will remain in compliance.

On December 3, 2019, we received a deficiency letter from the Listing Qualifications Department of Nasdaq stating that, for the preceding 30 consecutive business days, the bid price for Common Stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq rules, we had until June 1, 2020 to regain compliance with the Bid Price Rule. In response to the COVID-19 pandemic and related extraordinary market conditions, Nasdaq provided temporary relief from the continued listing requirements and the cure period for regaining compliance was tolled through June 30, 2020. As a result, the Company’s deadline to regain compliance was August 15, 2020 (the “Compliance Date”).

Because we did not regain compliance with the Bid Price Rule by the Compliance Date, we provided written notice to Nasdaq of our intention to cure the deficiency during an additional 180 calendar day compliance period, by effecting a reverse stock split, if necessary, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement.

If we do not regain compliance with the Bid Price Rule during the additional compliance period, the Staff will provide written notification to us that our common stock may be delisted. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel.

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

On April 14, 2020, BIOLASE obtained a loan (the “PPP Loan”) from Pacific Mercantile Bank in the aggregate amount of $2,980,000, pursuant to the Paycheck Protection Program under the CARES Act. On April 23, 2020, the Secretary of the United States Department of the Treasury stated that the Small Business Administration will perform a full review of any PPP loan over $2.0 million before forgiving the loan. In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our entire workforce, notwithstanding certain obvious “work-from-home” limitations associated with the nature of our business. We also took into account our need for additional funding to continue operations, and our ability to access alternative forms of capital in the then-current market environment. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the objectives of the PPP of the CARES Act. If it is later determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and adverse publicity, which could have a material adverse effect on our business, results of operations, and financial condition.

We believe that we used the proceeds of the PPP Loan in a manner that will entitle us to full forgiveness.

The novel coronavirus outbreak and COVID-19 pandemic have already adversely affected, and are likely to continue to adversely affect, our business, results of operations and financial condition. In addition, similar risks related to health epidemics and other outbreaks or pandemics may adversely affect our business, results of operations and financial condition.

We face risks related to health epidemics and other outbreaks, including the global outbreak of the novel coronavirus and the disease caused by it, COVID-19. In the first quarter of 2020, the spread of the novel coronavirus led to disruption and volatility in the global capital markets. If such disruption and volatility recurs, there could be an increase our cost of capital and an adverse affect on our ability to access the capital markets. In addition, efforts to contain the COVID-19 pandemic have led to travel restrictions, prohibitions on public gatherings and closures of dental offices and clinics throughout much of Europe and the United States. The ability of our salespeople to call on dental customers during these closures was greatly limited. In addition, most dental shows and workshops scheduled in the first and second quarters of 2020 were canceled. As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from our operations during the nine months of 2020 were negatively impacted. The full impact of the COVID-19 outbreak continues to evolve and the full magnitude that the pandemic may have on our financial condition, liquidity, and future results of operations remains uncertain. There is no assurance that sales will return to normal levels during the fourth quarter of 2020 or at any time thereafter.

We have experienced net losses for each of the past three years and we could experience additional losses and have difficulty achieving profitability in the future.

We had an accumulated deficit of approximately $245 million at September 30, 2020. We recorded net losses of approximately $10.7 million, $17.9 million, $21.5 million, and $16.9 million for the nine months ended September 30, 2020 and the years ended December 31, 2019, 2018, and 2017, respectively. In order to achieve profitability, we must increase net revenue through new sales and control our costs. Failure to increase our net revenue and decrease our costs could cause our stock price to decline and could have a material adverse effect on our business, financial condition, and results of operations.

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

There is no assurance that we will be able to obtain similar waivers of non-compliance in the future. If we fail to comply with the covenants contained in the PMB Loan or the Credit Agreement or if the Required Lenders (as defined in the Credit Agreement) contend that we have failed to comply with these covenants or any other restrictions, it could result in an event of default under the PMB Loan or the Credit Agreement, as the case may be, which would permit or, in certain events, require PMB or SWK to declare all amounts outstanding thereunder to be immediately due and payable. There can be no assurances that we will be able to repay all such amounts or able to find alternative financing in an event of a default. Even if alternative financing is available in an event of a default under the PMB Loan or the Credit Agreement, it may be on unfavorable terms, and the interest rate charged on any new borrowings could be substantially higher than the interest rate under the PMB Loan or the Credit Agreement, thus adversely affecting cash flows, results of operations, and ultimately, our ability to meet operating cash flow requirements.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Fifth Amendment to Restated Certificate of Incorporation		8-K	05/28/2020	3.1	06/01/2020

3.1.7	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.8	Certificate of Designations, Preferences and Rights of Series C Participating Convertible Preferred Stock of the Registrant		8-K	08/08/2016	3.1	08/08/2016

3.1.9	Certificate of Elimination of Series C Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.1	04/20/2017

3.1.10	Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.2	04/20/2017

3.1.11	Certificate of Designations, Preferences and Rights of Series E Participating Convertible Preferred Stock of the Registrant		8-K	10/29/2019	3.1	10/30/2019

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.12	Certificate of Designations, Preferences, Rights and Limitations of Series F Convertible Preferred Stock of the Registrant, including Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant		8-K	07/15/2020	3.1	07/22/2020

3.2	Seventh Amended and Restated Bylaws of the Registrant, adopted on October 8, 2018		8-K	10/08/2018	3.1	10/09/2018

4.1	Form of Warrant Issued on November 7, 2014		8-K	11/03/2014	99.1	11/07/2014

4.2	Form of Warrant issued on August 8, 2016		8-K	08/01/2016	99.1	08/02/2016

4.3	Form of Warrant issued April 18, 2017		DEF14A		D	05/19/2017

4.4	Warrant to Purchase Stock issued on March 6, 2018 to Western Alliance Bank		10-K	12/31/2017	4.4	03/14/2018

4.5	Warrant to Purchase Stock issued on September 27, 2018 to Western Alliance Bank		10-Q	09/30/2018	4.1	11/14/2018

4.6	Warrant to Purchase Stock issued on September 27, 2018 to SWK Funding, LLC		10-Q	09/30/2019	4.2	11/14/2018

4.7	Warrant to Purchase Stock issued on May 7, 2019 to SWK Funding, LLC		10-Q	03/31/2019	4.7	05/10/2019

4.8	Consolidated Amended and Restated Warrant to Purchase Common Stock, dated November 9, 2019, by and between the Registrant and SWK Funding LLC		10-Q	09/30/2019	4.8	11/08/2019

4.9	Warrant to Purchase Stock issued on May 15, 2020 to SWK Funding, LLC		S-1/A	06/19/2020	4.14	06/19/2020

4.10	Form of Warrant issued on June 9, 2020		8-K	06/08/2020	4.1	06/09/2020

4.11	Form of Warrant issued on July 15, 2020		8-K	07/15/2020	4.2	07/22/2020

4.12	Amended and Restated Warrant Agency Agreement, dated as of July 21, 2020, by and between the Registrant, Computershare, Inc. and Computershare Trust Company, N.A.		8-K	07/15/2020	4.1	07/22/2020

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.1	First Amendment, dated as of July 30, 2020, to Loan and Security Agreement, by and between the Registrant and Pacific Mercantile Bank		10-Q	6/30/2020	10.3	08/14/2020

10.2	Sixth Amendment to Credit Agreement, dated as of August 12, 2020, by and between the Registrant and SWK Funding, LLC		10-Q	06/30/2020	10.8	08/14/2020

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

X

104	Cover Page Interactive Data File September 30, 2020	X

*	Compensatory contract or arrangement
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE, INC.
(Registrant)

November 13, 2020	By:	/s/ Todd A. Norbe
Date		Todd A. Norbe
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2020	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer and
Principal Accounting Officer)