Form 10-K
period 2020-12-31
BIOLASE, INC
filed 2021-03-31
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $22,577,920 based on the last sale price of common stock on June 30, 2020.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	BIOL	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act:

None.

As of March 25, 2021, there were 149,379,876 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement related to its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIOLASE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information available to management as of the date on which this Form 10-K was filed with the Securities and Exchange Commission (the “SEC”) or as of the date on which the information incorporated by reference was filed with the SEC, as applicable, all of which are subject to change. Forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	the coronavirus outbreak, the effects of the COVID-19 pandemic and the actions taken to contain it;
•	losses that we have experienced for each of the past three years;
•	global economic uncertainty and volatility in financial markets;
•	inability to raise additional capital on terms acceptable to us;
•	our relationships with, and the efforts of, third-party distributors;
•	failure in our efforts to train dental practitioners or to overcome the hesitation of dentists and patients to adopt laser technologies;
•	inconsistencies between future data and our clinical results;
•	competition from other companies, including those with greater resources;
•	our inability to successfully develop and commercialize enhanced or new products that remain competitive with products or alternative technologies developed by others;
•	the inability of our customers to obtain third-party reimbursement for their use of our products;
•	limitations on our ability to use net operating loss carryforwards;
•	problems in manufacturing our products;
•	warranty obligations if our products are defective;
•	adverse publicity regarding our technology or products;
•	adverse events to our patients during the use of our products, regardless of whether caused by our products;
•	issues with our suppliers, including the failure of our suppliers to supply us with a sufficient amount or adequate quality of materials;

•	rapidly changing standards and competing technologies;
•	our inability to effectively manage and implement our growth strategies;
•	risks associated with operating in international markets, including potential liabilities under the Foreign Corrupt Practices Act (“FCPA”);
•	breaches of our information technology systems;
•	seasonality;
•	litigation, including the failure of our insurance policies to cover certain expenses relating to litigation and our inability to reach a final settlement related to certain litigation;
•	disruptions to our operations at our primary manufacturing facility;
•	loss of our key management personnel or our inability to attract or retain qualified personnel;
•

risks and uncertainties relating to acquisitions, including difficulties integrating acquired businesses successfully into our existing operations and risks of discovering previously undisclosed liabilities;

•	failure to meet covenants in the Credit Agreement, dated as of November 9, 2018, (as amended from time to time, the “Credit Agreement”), by and between BIOLASE and SWK Funding, LLC (“SWK”);
•	interest rate risk, which could result in higher expense in the event of interest rate increases;
•	obligations to make debt payments under the Credit Agreement;
•	risks of foreclosure triggered by an event of default under the Credit Agreement;
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

PART I

Item 1.    Business

Overview

BIOLASE, Inc. (“BIOLASE” and, together with its consolidated subsidiaries, the “Company,” “we,” “our” or “us”) is a leading provider of advanced laser systems for the dental industry. We develop, manufacture, market, and sell laser systems that provide significant benefits for dental practitioners and their patients. Our proprietary systems allow dentists, periodontists, endodontists, pediatric dentists, oral surgeons, and other dental specialists to perform a broad range of minimally invasive dental procedures, including cosmetic, restorative, and complex surgical applications. Our laser systems are designed to provide clinically superior results for many types of dental procedures compared to those achieved with drills, scalpels, and other conventional instruments. Potential patient benefits include less pain, fewer shots, faster healing, decreased fear and anxiety, and fewer appointments. Potential practitioner benefits include improved patient care and the ability to perform a higher volume and wider variety of procedures and generate more patient referrals.

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is the only effective, safe solution to preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We also offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 271 issued and 40 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through December 31, 2020, we sold over 41,200 laser systems in over 80 countries around the world, and we believe that Waterlase iPlus is the world’s best-selling all-tissue dental laser. Since 1998, we have been the global leading innovator, manufacturer, and marketer of dental laser systems.

We also manufacture and sell consumable products and accessories for our laser systems. Our Waterlase and diode systems use disposable laser tips of differing sizes and shapes depending on the procedure being performed. We also market flexible fibers and hand pieces that dental practitioners replace after initially purchasing laser systems. For our Epic systems, we sell teeth whitening gel kits. During the year ended December 31, 2020, the sale of lasers accounted for approximately 55% of our total sales, and consumables, accessories, and services accounted for approximately 45% of our total sales.

We currently operate in a single reportable business segment. We had net revenues of $22.8 million, $37.8 million, and $46.1 million, in 2020, 2019, and 2018, respectively, and we had net losses of $16.8 million, $17.9 million, and $21.5 million for the same periods, respectively. We had total assets of $41.0 million and $31.8 million as of December 31, 2020 and 2019, respectively. As discussed below, our business in 2020 has been adversely affected by the novel coronavirus outbreak and the COVID-19 pandemic.

Recent Developments

Other Recent Developments

The disclosure set forth under the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments is hereby incorporated herein by reference.

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

Our Products

Our laser systems can provide dental professionals with enhanced capabilities for minimally invasive treatment. Our product offering consists of the following:

Waterlase all-tissue laser systems.     Our all-tissue Waterlase dental laser systems currently consist of the new Waterlase Express, our flagship Waterlase iPlus, and the Waterlase MD and MDX. Each of these systems features a proprietary laser crystal that produces electromagnetic energy with specific absorption and tissue interaction characteristics specifically designed for dental procedures. It is minimally invasive and can precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums and skin, without the heat, vibration, bleeding, or pressure associated with traditional dental treatments. By combining the laser light and water, our Waterlase systems can eliminate the need for anesthesia in most cases and result in faster healing times compared to traditional methods of treatment, both of which could lead to improved patient-reported outcomes. The all-tissue Waterlase is especially effective for treating all types of dental cavities for both children and adults, moderate and advanced periodontal disease, root canals, and esthetic procedures for gummy smiles.

The Waterlase systems incorporate an ergonomic hand-piece and a user-friendly digital interface with presets for a wide range of clinical applications that control a combination of laser energy, air, and water, as well as the pulse rate for clinical efficiency and patient comfort. Each system also has been designed to be easily moved from operatory to operatory within a practice. We developed the Waterlase systems using internally developed intellectual property, as well as intellectual property obtained through various acquisitions. The Waterlase systems are FDA-cleared in the United States, CE mark-approved in Europe, and approved for sale in more than 80 other countries for dental uses. In the United States, we also have regulatory clearance for dermatological, aesthetic, and other general surgery uses.

Diode soft-tissue laser systems.    Our diode soft tissue laser systems currently consist of the Epic X, Epic Hygiene, Epic Pro, Epic 10 and iLase diode lasers that perform soft tissue, hygiene, cosmetic procedures, teeth whitening, and provide temporary pain relief. Epic X, Epic 10, and iLase systems feature our proprietary 940nm wavelength and Epic Pro features our proprietary 940nm plus 980nm wavelength with patented pulse technology called ComfortPulse, which is designed for added patient comfort. iLase was the first “personal” laser with no wires, footswitch, or cumbersome cables to manage. Epic Hygiene is the Company’s latest innovation in proven Epic laser technology, which is designed to manage non-surgical periodontitis and increase clinical production. The system includes proven step-by-step clinical protocols, including pocket therapy and perio debridement, for implementation.

Our Epic Hygiene, which we introduced in December 2019, is designed to manage non-surgical periodontitis and increase clinical production. Epic Hygiene now gives dental hygienists the ability to offer dental laser technology to their patients, including minimally invasive and less painful treatments that are designed to allow for quicker procedures and faster recovery times. Each system includes hygiene specific training, turnkey practice guidebooks with step-by-step practice integration tips, as well as access to exclusive on-call Epic expert support, with clinicians to provide peer to peer support.

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

Benefits to Dental Professionals

•

Less Aerosols.    Waterlase all-tissue laser systems create 98% less aerosols than traditional dental handpieces, meeting the American Dental Association's recommendation of reduced aerosol production to limit the spread of COVID-19. Epic soft-tissue lasers do not use water, and meet recent guidance from the Center for Disease Control, which recommends avoiding aerosol generating procedures whenever possible, including the use of high-speed dental handpieces, air/water syringes, and ultrasonic scalers.to prevent the transmission of COVID-19. Ultrasonic scalers create a visible water spray that can contain particle droplets of water, saliva, blood, microorganisms, and other debris, which can serve as a conduit to spread the virus. In contrast, Epic technology allows dentists and hygienists to perform gentler, highly effective treatments without using water.

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

•	Increasing awareness and education in laser dentistry. During 2020, we hosted 38 webinars that reached approximately 11,500 attendees. We plan to continue these educational opportunities in 2021.
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

•

Strengthening sales and distribution capabilities.    In the U.S., we have primarily distributed our products directly to dental practitioners via our field sales force. During 2016, we augmented our field sales force efforts with outbound, phone-based sales support initiatives. These initiatives are driven from our corporate headquarters and are comprised of sales representatives and lead generators working in partnership with the field sales team to maximize effectiveness in engaging and servicing customers. In addition to our field sales force in the U.S., we also use various independent distributors to sell and support our products throughout Canada, Europe, the Middle East, Latin America, and Asia-Pacific regions. We plan to continue to build out the infrastructure to support our customers and to drive revenue and profit growth, both domestically and internationally. This includes expanding our sales presence with respect to the rapidly growing group practices, group purchasing organizations, and government channels.

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

Manufacturing

Our strategy is to manufacture products in-house when it is efficient for us to do so. We currently manufacture, assemble, and test all of our laser systems at our manufacturing facility in Corona, California. The 12,000 square foot facility is dedicated to manufacturing and warehousing. The facility is ISO 13485 certified. ISO 13485 certification provides guidelines for our quality management system associated with the design, manufacture, installation, and servicing of our products. In addition, our U.S. facility is registered with the FDA and complies in all material respects with the FDA’s Quality System Regulation.

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

The following table summarizes our net revenues by category (dollars in thousands):

	Years Ended December 31,
	2020		2019		2018
Laser systems	$12,342	54.2%	$22,842	60.4%	$29,733	64.4%
Imaging systems	—	—%	619	1.6%	1,694	3.7%
Consumables and other	6,124	26.9%	7,164	19.0%	8,287	18.0%
Services	4,314	18.9%	7,162	19.0%	6,429	13.9%
Total products and services	22,780	100.0%	37,787	100.0%	46,143	100.0%
License fees and royalty	—	—%	12	—%	12	—%
Net revenue	$22,780	100.0%	$37,799	100.0%	$46,155	100.0%

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
United States	$16,195	$22,814	$28,661
International	6,585	14,985	17,494
	$22,780	$37,799	$46,155

International revenue accounts for a significant portion of our total revenue and accounted for approximately 29%, 40%, and 38% of our net revenue in 2020, 2019, and 2018, respectively. No individual country outside the United States represented more than 10% of our net revenue during the years ended December 31, 2020, 2019, and 2018.

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

Customer Concentration.    We sell our products through our field sales force, agents, and distributors. For the years ended December 31, 2020, 2019, and 2018, sales to our largest distributor worldwide accounted for approximately 5%, 4%, and 4%, respectively, of our net revenue. We had no customers that represented over 10% of our total outstanding accounts receivable as of December 31, 2020.

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

Engineering and Product Development

Engineering and product development activities are essential to maintaining and enhancing our business. We believe our engineering and product development team has demonstrated its ability to develop innovative products that meet evolving market needs. As of December 31, 2020, our engineering and product development group consists of 14 individuals with medical device or laser development experience. During the years ended December 31, 2020, 2019, and 2018, our engineering and product development expenses totaled approximately $3.7 million, $4.8 million, and $5.2 million, respectively. Our current engineering and product development activities are focused on developing new product platforms, improving our existing products and technology and extending our product range in order to provide dental practitioners and patients with new and improved protocols or procedures that are less painful and have clinically superior results. Some examples of the improvements we are pursuing for our laser systems include faster cutting speed, improved ease of use, less need for anesthesia, interconnectivity, and an expanded portfolio of consumable products for use with our laser systems. Our engineering and product development activities encompass both fundamental and applied fields. We seek to improve methods to perform clinical procedures through the use of new laser wavelengths, laser operation modes and accessories.

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

Intellectual Property and Proprietary Rights

We believe that to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patents, trademarks, trade secrets, copyrights and other intellectual property rights to protect our intellectual property. We have developed a patent portfolio internally, and to a lesser extent through acquisitions and licensing, that covers many aspects of our product offerings. As of December 31, 2020, we had approximately 271 issued patents and 40 pending patent applications in the United States, Europe and other countries. While we hold a variety of patents that cover a broad range of technologies and methods, the majority of these patents provide market protection for our core technologies incorporated in our laser systems and related accessories. Existing patents related to our core technology, which are at various stages of being incorporated into our products, are scheduled to expire as follows: 9 in 2021 and the majority of the remaining patents having expiration dates ranging from 2022 to 2042. With approximately 40 patent applications pending, we expect the number of new grants to exceed the number of patents expiring. We do not expect the expiration of the expired or soon-to-expire patents to have a material adverse effect on our business, financial condition, or results of operations.

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

Human Capital Resources

At December 31, 2020, the Company employed approximately 135 people in five countries, with 120 of those employees in the United States. We also leverage a limited number of temporary employee resources from time to time. Our employees are not represented by any collective bargaining agreement, and we believe our employee relations are good. As our employees are our most valuable asset, their safety during the COVID-19 pandemic was of utmost importance. We made remote work options available where possible, and COVID-19 prevention actions and requirements were implemented in Company facilities to prevent the spread of the virus in the workplace.

We are committed to diversity in our workforce, and we report diversity statistics to the BIOLASE board of directors (the “Board”) on a quarterly basis. Continuing to develop an inclusive culture in which each employee has the opportunity to contribute his or her individual talents on a daily basis is also a high priority. As the Company’s future depends on our ability to attract, engage and retain talented employees, the Company strives to select talent who share our passion for advancing dentistry and who can best help us achieve our objectives through interviews, as well as with externally-provided assessments for select positions. Compensation decisions are based on performance, external market data and internal equity. Employee retention data is reviewed on a monthly basis by Company leaders and on a quarterly basis by the Board. We strive to provide development opportunities for employees and encourage open sharing of ideas, as we know that each member of our team contributes to the Company’s performance.

Information about Our Executive Officers

The executive officers of the Company are elected each year at the meeting of our Board, which follows the annual meeting of stockholders, and at other Board meetings, as appropriate.

At March 31, 2021, the only executive officer of the Company was as follows:

Name	Age	Position
John R. Beaver	59	President and Chief Executive Officer

John R. Beaver was named President and Chief Executive Officer in February 2021. Mr. Beaver was most recently the Company’s Executive Vice President, Chief Operating Officer and Chief Financial Officer. He joined BIOLASE in 2017 as Senior Vice President and Chief Financial Officer. He assumed roles of varying responsibilities over the past few years, including Interim Chief Executive Officer of BIOLASE from April 2017 until August 2018. Prior to joining the Company, Mr. Beaver served as the Chief Financial Officer of Silicor Materials, Inc., a global leader in the production of solar silicon, from 2009 to 2013 and 2015 to 2017. Mr. Beaver also served on the Board of Directors of Silicor Materials, Inc. from 2013 to 2015. From 2013 to 2015, Mr. Beaver was Chief Financial Officer for Modumetal, Inc., a nano-laminated alloy coatings company focused on oil and gas applications. Prior to 2009, Mr. Beaver was Senior Vice President – Finance and Chief Financial Officer at Sterling Chemicals, a mid-sized public commodity chemical manufacturer. Mr. Beaver holds a Bachelor of Business Administration in Accounting from the University of Texas at Austin and is a Certified Public Accountant.

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

Risks Related to Our Business and Operations

The novel coronavirus outbreak and COVID-19 pandemic have adversely affected, and are likely to continue to adversely affect, our business, results of operations and financial condition. In addition, similar risks related to health epidemics and other outbreaks or pandemics may adversely affect our business, results of operations and financial condition.

We face risks related to health epidemics and other outbreaks, including the global outbreak of the novel coronavirus and the disease caused by it, COVID-19. During 2020, the spread of the novel coronavirus has led to disruption and volatility in the global capital markets. If such disruption and volatility recurs, there could be an increase our cost of capital and an adverse effect on our ability to access the capital markets. In addition, efforts to contain the COVID-19 pandemic have led to travel restrictions, prohibitions on public gatherings and closures of dental offices and clinics throughout much of Europe and the United States. The ability of our salespeople to call on dental customers during these closures were greatly limited. In addition, most dental shows and workshops scheduled in 2020 were canceled. As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from our operations during 2020 were negatively impacted. The full impact of the COVID-19 outbreak continues to evolve and the full magnitude that the pandemic may have on our financial condition, liquidity, and future results of operations remains uncertain. There is no assurance that sales will return to normal levels during 2021 or at any time thereafter.

We have experienced net losses for each of the past three years and we could experience additional losses and have difficulty achieving profitability in the future.

We had an accumulated deficit of $251.4 million at December 31, 2020. We recorded net losses of $16.8 million, $17.9 million, and $21.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. In order to achieve profitability, we must increase net revenue through new sales and control our costs. Failure to increase our net revenue and decrease our costs could cause our stock price to decline and could have a material adverse effect on our business, financial condition, and results of operations.

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

As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, we may need to raise additional funds through the issuance of equity or debt securities in the public or private markets, or through a collaborative arrangement or sale of assets. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for our business. Any future issuance of equity securities or securities convertible into equity securities could result in substantial dilution to our stockholders, and the securities issued in such a financing could have rights, preferences or privileges senior to those of our common stock. In addition, if we raise additional funds through debt financing, we could be subject to debt covenants that place limitations on our operations. We could not be able to raise additional capital on reasonable terms, or at all, or we could use capital more rapidly than anticipated. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers, we could lose revenue and market share and we may have to curtail our capital expenditures.

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

We rely on exclusive and non-exclusive third-party distributors for a portion of our sales in North America and a majority of our sales in countries outside of the U.S. For the fiscal years ended December 31, 2020, 2019, and 2018, revenue from distributors accounted for approximately 29%, 33%, and 34% of our total net revenue, respectively. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products, and we face significant challenges and risks in expanding, training, and managing our third-party distributors, particularly given their geographically dispersed operations. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations, and, regardless of the resources they commit, they may not be successful. From time to time, we may face competition or pricing pressure from one or more of our non-exclusive distributors in certain geographic areas where those distributors are selling inventory to the same customer base as us. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributor in a timely manner or on terms agreeable to us, if at all. If we are not able to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, or if we experience a significant reduction in, cancellation, or change in the size and timing of orders from our distributors, our revenues could decline significantly and lead to an inability to meet operating cash flow requirements, which would have a material adverse effect on our business, financial condition, and results of operations.

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

We have significant international sales and are subject to risks associated with operating internationally.

International sales comprise a significant portion of our net revenue, and we intend to continue to pursue and expand our international business activities. For the fiscal years ended December 31, 2020, 2019, and 2018, international sales accounted for approximately 29%, 40%, and 38% of our net revenue, respectively. Political, economic, and health conditions outside the United States, could make it difficult for us to increase our international revenue or to operate abroad. For example, efforts to contain the outbreak of COVID-19 in Asia and Europe included travel restrictions and closures of dental offices and clinics, significantly adversely impacting our international sales in the first quarter of 2020.

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

We rely on information systems (“IS”) in our business to obtain, rapidly process, analyze and manage data. A cyber-attack that bypasses our IS security, or employee error, malfeasance or other disruptions that cause an IS security breach could lead to a material disruption of our IS and/or the loss of business information. Such an attack could result in, among other things: the theft, destruction, loss, misappropriation or release of confidential data and intellectual property; operational or business delays; liability for a breach of personal financial and health information belonging to our customers and their patients or to our employees; and damage to our reputation.

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

Our manufacturing operations are consolidated primarily in one facility. A disruption at this facility could result in a prolonged interruption of our business and have a material adverse effect on our business, financial condition, and results of operations.

Substantially all of our manufacturing operations are located at our facility in Corona, California, which is near known earthquake fault zones. Although we have taken precautions to safeguard our facilities including disaster recovery planning and off-site backup of computer data, a natural disaster such as an earthquake, fire, or flood, could seriously harm our facility and significantly disrupt our operations. Additionally, labor disputes, maintenance requirements, power outages, equipment failures, civil unrest, or terrorist attacks affecting our Corona, California facility could significantly disrupt our operations. Our business interruption insurance coverage may not cover all or any of our losses from natural disasters or other disruptions.

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

Under the Credit Agreement dated November 9, 2018, as amended from time to time, between BIOLASE, Inc. and SWK, we are required to maintain a specified amount of consolidated unencumbered liquid assets as of the end of each fiscal quarter, generate minimum levels of revenue as of the end of each period specified in the Credit Agreement and maintain specified levels of consolidated EBITDA as of the end of each period specified in the Credit Agreement. Our ability to comply with these covenants may be affected by factors beyond our control.

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

The restrictive covenants in the Credit Agreement and the PMB Loan Agreement (as defined below) and BIOLASE’s obligation to make debt payments under these loans may limit our operating and financial flexibility and may adversely affect the Company’s business, financial condition, and results of operations.

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

Such restrictive covenants in the Credit Agreement and our loan and security agreement (the “PMB Loan Agreement”) with Pacific Mercantile Bank (“PMB”) and our repayment obligations under the Credit Agreement could have adverse consequences to us, including:

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

To secure the performance of our obligations under the Credit Agreement, we granted SWK security interests in substantially all of the assets of BIOLASE and certain of our foreign and domestic subsidiaries. In addition, the loan under the PMB Loan Agreement (the “PMB Loan”) is secured by substantially all of the Company’s assets. Our failure to comply with the terms of the Credit Agreement could result in an event of default thereunder. In that event, SWK will have the option to (and, in certain circumstances, will have the obligation to) foreclose on the assets of BIOLASE and certain of our subsidiaries pledged as collateral under the Credit Agreement or the other documents executed in connection with the Credit Agreement. The foreclosure on the Company’s assets could severely and negatively impact our business, financial condition, and results of operations.

If certain individuals (or permitted replacements thereof) no longer serve as our Chairman, Chief Executive Officer or Chief Financial Officer, we may be obligated to pay all outstanding obligations and certain fees under our debt agreements.

The Credit Agreement provides that, unless such actions are consented to in advance in writing by SWK, if two or more of the three of Jonathan Lord, Todd Norbe and John Beaver (or, in each case, his approved successor) at any one time no longer serves in their current positions with the Company and we do not find individuals to replace such individuals within 150 days (or in certain circumstances 210 days), with individuals of appropriate qualification and experience approved in writing by SWK (which approval may not be unreasonably withheld or delayed), there is a “Key Person Event” and all outstanding obligations and certain fees under the Credit Agreement become immediately due and payable. Similarly, under the PMB Loan, if our President, Chief Executive Officer or Chief Financial Officer is changed and not replaced with another person acceptable to PMB as one of our lenders, within 20 days of such change, there would be an event of default under the PMB Loan Agreement. Mr. Norbe resigned as President and Chief Executive Officer on February 22, 2021. Whether Mr. Lord and Mr. Beaver remain our Chairman and Chief Financial Officer, respectively, is not entirely under our control. Although we intend to find an appropriate replacement satisfactory to the applicable lender for Mr. Norbe and if either of Mr. Lord or Mr. Beaver leaves his current position, there is no assurance that we will be able find a replacement acceptable to the applicable lender within the time period permitted, if at all. If there is a Key Person Event or an event of default under the PMB Loan Agreement, there can be no assurance that we will be able to repay all outstanding obligations and fees payable or able to find alternative financing. Even if alternative financing is available, it may be on unfavorable terms, and the interest rate charged on any new borrowings could be substantially higher than the interest rate under our current agreements, thus adversely affecting our business, financial condition, and results of operations.

If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act, or if we fail to maintain adequate internal control over financial reporting, our business, financial condition, and results of operations, and investors’ confidence in us, could be materially and adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports, and current reports. Our failure to prepare and disclose this information in a timely manner and meet our reporting obligations in their entirety could subject us to penalties under federal securities laws and regulations of the NASDAQ Stock Market, LLC (“NASDAQ”), expose us to lawsuits, and restrict our ability to access financing on favorable terms, or at all.

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

In 2019, we identified a material weakness in our internal control over financial reporting, specifically, our controls relating to the accounting for our Series E Convertible Preferred Stock (“Series E Preferred Stock”). During our review of the consolidated financial statements as of December 31, 2019, we determined that the classification of the Series E Preferred Stock on the consolidated balance sheet was incorrect and that due to the fact that the Series E Preferred Stock is redeemable at the control of the stockholder, it should have been classified as mezzanine equity pursuant to the accounting guidance in Accounting Standards Codification Topic 480 – “Distinguishing Liabilities from Equity,” and not a component of permanent equity. We believe that these control deficiencies were a result of and misinterpretation of the terms and conditions of the Preferred Stock Agreement which led to the misclassification. The error was corrected and the material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, the Company’s management concluded that at December 31, 2019, the Company’s internal control over financial reporting was not effective.

Although the material weakness has been remediated as of December 31, 2020, any failure to maintain compliance with the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could, negatively impact the trading price of our stock, and adversely affect investors’ confidence in the Company and our ability to access capital markets for financing.

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

We are directly or indirectly, through our customers, subject to extensive regulation by both the federal government and the states and foreign countries in which we conduct our business. If our past or present operations are found to be in violation of governmental laws or regulations to which we or our customers are subject, we could be subject to the applicable penalty associated with the violation, which could include civil and criminal penalties, damages, fines, exclusion from FHCPs, and the curtailment or restructuring of our operations. If we are required to obtain permits or licensure under these laws that we do not already possess, we could become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, or curtailment or restructuring of our operations could be significant. The risk of potential non-compliance is increased by the fact that many of these laws have not been fully interpreted by applicable regulatory authorities or the courts, and their provisions are open to a variety of interpretations and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, damage our reputation, and cause a material adverse effect on sales, cash collections, and our ability to meet operating cash flow requirements.

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

We have received deficiency letters from NASDAQ in the past. For example, on December 3, 2019, we received a deficiency letter from NASDAQ’s Listing Qualifications Department (the “Staff”), notifying us that we violated the continued listing requirements of NASDAQ listing rule 5550(a)(2) (the “Minimum Bid Price Rule”), which requires that BIOLASE common stock maintain a minimum bid price of at least $1.00 per share, and on March 31, 2020, we received a deficiency letter from NASDAQ notifying us that, based on the Company’s stockholders’ equity of $377,000 as of December 31, 2019, as reported in the 2019 Form 10-K, we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on NASDAQ under NASDAQ Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million.

As of the date of this annual report on Form 10-K, we are in compliance with both NASDAQ listing rule 5550(a)(2) and 5550(b)(1). However, if, in the future, we fail to comply with NASDAQ’s continued listing requirements, our common stock will be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. If we seek to implement a further reverse stock split in order to remain listed on NASDAQ, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock.

Our stock price has been, and could continue to be, volatile.

There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations could negatively affect the market price of our stock. The market price and volume of our common stock could fluctuate, and in the past has fluctuated, more dramatically than the stock market in general. During the twelve months ended December 31, 2020, the market price of our common stock has ranged from a high of $0.87 per share to a low of $0.23 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects or other factors. Some factors, in addition to the other risk factors identified above, that could have a significant effect on our stock market price include but are not limited to the following:

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

As of the date of the filing of this annual report on Form 10-K, management is evaluating all options to conserve cash and to obtain additional debt or equity financing and/or enter into a collaborative arrangement or sale of assets, to permit the Company to continue operations. Moreover, we may choose to raise additional capital from time to time, even if we believe we have sufficient funds for our current or future operating plans. During February 2021, we sold 14.0 million shares of our common stock in an underwritten bought deal offering for gross proceeds of approximately $14.4 million before deducting underwriting discounts and commissions and estimated offering expenses. During 2020, we consummated a registered direct offering of 10.8 million shares of BIOLASE common stock to certain accredited institutional investors and a concurrent private placement of warrants to purchase 10.8 million shares of BIOLASE common stock with an exercise price of $0.515 per share. We received aggregate gross proceeds of approximately $6.9 million in the offering, before deducting placement agent fees and other offering expenses. Also in 2020, we completed a registered rights offering under which we sold an aggregate of 18,000 units consisting of an aggregate of 18,000 shares of Series F Convertible Preferred Stock (“Series F Preferred Stock”) and warrants to purchase 45 million shares of BIOLASE common stock, resulting in net proceeds to us of approximately $15.8 million after deducting expenses relating to the rights offering.

During 2019, we consummated an underwritten public offering of approximately 9.0 million shares of BIOLASE common stock and a private placement of 69,565 shares of our Series E Preferred Stock, resulting in net proceeds of approximately $7.8 million after deducting underwriter discounts and other fees and expenses. During 2017, we sold approximately 6.9 million shares of common stock in a rights offering and private placement with gross proceeds totaling approximately $22.5 million. During 2016, we sold approximately 1.8 million shares of common stock in private placements with gross proceeds totaling approximately $10.0 million. During 2014, we sold approximately 4.5 million shares of common stock in private placements with gross proceeds totaling approximately $52.0 million. To the extent that we raise additional funds through the future sale of equity or convertible securities, the issuance of such securities will result in dilution to our stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in the offering. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

In addition, you could experience substantial dilution of your investment as a result of subsequent exercises of outstanding warrants and outstanding options and vesting of restricted stock units issued as compensation for services performed by employees, directors, consultants, and others, warrants issued in past sales of our equity, or the grant of future equity-based awards. As of December 31, 2020, an aggregate of 4,746,000 shares of common stock were reserved for issuance under our equity incentive plans, 2,658,000 of which were subject to options outstanding as of that date at a weighted-average exercise price of $3.30 per share and 4,622,000 of which were subject to restricted stock units outstanding or expected to be issued under our leadership bonus program as of that date. Of the 7,281,000 stock options and restricted stock units outstanding, 2,268,000 stock options were vested and exercisable. In addition, as of December 31, 2020, 54,085,000 shares of our common stock were subject to warrants at a weighted-average exercise price of $0.62 per share and 500,000 shares were expected to be issued under our restricted stock agreement with CAO Group, Inc. (“CAO”), relating to the Confidential Settlement Agreement, dated January 25, 2019, by and between BIOLASE and CAO. Additionally, as of December 31, 2020, the 882 shares of Series F Preferred Stock are convertible into 2,205,000 shares of our common stock if converted. To the extent that outstanding warrants or options are exercised or the convertible preferred stock is converted, our existing stockholders could experience dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers could further dilute our stockholders’ interests in the Company.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our share price would likely decline. If one or more of these analysts cease coverage of the Company or fail to regularly publish reports on the Company, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of December 31, 2020, we owned or leased a total of approximately 28,000 square feet of space worldwide. We lease our corporate headquarters, which consists of approximately 11,000 square feet in Foothill Ranch, California. Our lease expires on December 31, 2025. We lease our manufacturing facility, which consists of approximately 13,000 square feet in Corona, California. Our lease expires on June 30, 2025. For additional information, see Note 7 to the consolidated financial statements.

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

Intellectual Property Litigation

On April 24, 2012, CAO filed a lawsuit against BIOLASE in the District of Utah alleging that BIOLASE’s ezlase dental laser infringes on U.S. Patent No. 7,485,116 (the “116 Patent”). On September 9, 2012, CAO amended its complaint, adding claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stem from a press release that BIOLASE issued on April 30, 2012, which CAO claims contained false statements that are disparaging to CAO and its diode product. The amended complaint sought injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. Until January 24, 2018, this lawsuit was stayed in connection with the USPTO proceedings relating to the 116 Patent, which proceedings ultimately culminated in a January 27, 2017 decision by the United States Court of Appeals for the Federal Circuit, affirming the findings of the Patent Trial and Appeal Board, which were generally favorable to the Company. On January 25, 2018, CAO moved for leave to file a second amended complaint to add certain claims, which filing the Company is not opposing. This matter was transferred to the Central District of California and consolidated with the matter described below.

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

As of March 25, 2021, the closing price of our common stock on the NASDAQ Capital Market was $0.96 per share, and the number of stockholders of record was 93. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our stock is held of record through brokerage firms in “street name.”

Dividend Policy

We intend to retain our available funds from earnings and other sources for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Additionally, we are prohibited from declaring and paying dividends under our Credit Agreement with SWK. As a result, we do not anticipate paying any stock dividends in 2021. Our dividend policy may be changed at any time, and from time to time, by our Board. We did not pay or declare any dividends in 2020, 2019, or 2018.

Equity Compensation Plan Information

At our annual meeting of stockholders held on May 9, 2018, the Company’s stockholders approved the BIOLASE, Inc. 2018 Long-Term Incentive Plan (the “2018 Plan”), which was amended by Amendment No. 1 to the 2018 Plan, approved by the Company’s stockholders on September 21, 2018. Amendment No. 2 to the 2018 Plan, approved by the Company’s stockholders on May 15, 2019 and Amendment No. 3 to the 2018 Plan, approved by the Company’s stockholders on May 13, 2020. The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders. The 2018 Plan replaced the BIOLASE, Inc. 2002 Stock Incentive Plan, (as amended, the “2002 Plan”), with respect to future awards.

The 2002 Plan and the 2018 Plan are designed to attract and retain the services of individuals essential to the Company’s long-term growth and success. The following table summarizes information as of December 31, 2020 with respect to the shares of our common stock that may be issued upon exercise of options, warrants or rights under the 2002 Plan and the 2018 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Release of Restricted Stock Units	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plan Approved by Stockholders	2,024,000	$5.63	439,000
Equity Compensation Plan Not Approved by Stockholders	—	—	—
Total	2,024,000	$5.63	439,000

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is the only effective, safe solution to preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We also offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 271 issued and 40 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through December 31, 2020, we sold over 41,200 laser systems in over 80 countries around the world. Contained in this total are approximately 13,600 Waterlase systems, including over 9,100 Waterlase MD, MDX, Express and iPlus systems.

Consistent with our goal to focus our energies on strengthening our leadership, and worldwide competitiveness and increasing the amount of attention we pay to our professional customers and their patients, we have made strategic personnel additions to our senior management team.

Recent Developments

Impact of Coronavirus (COVID-19) on Our Operations

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The novel coronavirus spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures included dental office closures in Europe and the United States for all but emergency procedures. Our salespeople were unable to call on dental customers during these closures. In addition, most dental shows and workshops scheduled in 2020 were canceled. There is no assurance that the Company’s sales will return to normal levels during 2021 or at any time thereafter. See Item 1A — “Risk Factors” for additional information regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.

SWK Loan Amendment

On February 24, 2021, we entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”) with SWK Funding, LLC. The Seventh Amendment amends the Credit Agreement by providing for minimum aggregate revenue requirements at the end of certain periods, to the extent that liquid assets are less than $15 million.

Equity Offering

On February 10, 2021, BIOLASE issued and sold in an underwritten bought deal offering an aggregate of 14,000,000 shares of common stock at a price of $1.03 per share less underwriting discounts and commissions. The Company received gross proceeds of approximately $14.4 million before deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the aggregate net proceeds of the Offering primarily for working capital and general corporate purposes.

Warrants

As of March 25, 2021, BIOLASE issued an aggregate of 35,460,000 shares of common stock from the exercise of warrants outstanding as of December 31, 2020. The exercise of the warrants resulted in cash proceeds of $15.0 million during 2021.

Deficiency Letter from NASDAQ

On December 3, 2019, BIOLASE received a deficiency letter from NASDAQ notifying BIOLASE that it violated the continued listing requirements of “NASDAQ’s Minimum Bid Price Rule, which requires that BIOLASE common stock maintain a minimum bid price of at least $1.00 per share. In accordance with NASDAQ rules, BIOLASE was provided an initial period of 180 calendar days, or until June 1, 2020 (the “Compliance Date”), to submit a plan to regain compliance. In accordance with NASDAQ rules, BIOLASE was provided an initial period of 180 calendar days, or until June 1, 2020, to regain compliance. In response to the COVID-19 pandemic and related extraordinary market conditions, NASDAQ provided temporary relief from the continued listing requirements, as a result, the Company’s deadline to regain compliance was extended to August 15, 2020. Because the Company did not regain compliance with the Bid Price Rule by the Compliance Date, we provided written notice to NASDAQ of our intention to cure the deficiency during an additional 180 calendar day compliance period by effecting a reverse stock split, if necessary. On February 4, 2021, BIOLASE received formal notification via letter from NASDAQ confirming that the Company had regained compliance with the Minimum Bid Price Rule, and that the matter is now closed.

On March 31, 2020, BIOLASE received a deficiency letter from NASDAQ notifying BIOLASE that, based on BIOLASE’s stockholders’ equity of $377,000 as of December 31, 2019, as reported in the 2019 Form 10-K, BIOLASE was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the NASDAQ Capital Market under NASDAQ Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million. BIOLASE has responded to NASDAQ with a specific plan to achieve and sustain compliance with the foregoing listing requirement. If the Company’s plan to regain compliance is accepted, NASDAQ may grant an extension of up to 180 calendar days from the date of the letter for the Company to evidence compliance. On June 4, 2020, NASDAQ granted the Company’s request for an extension of time to regain compliance to August 31, 2020. In July 2020, the Company consummated a registered rights offering (the “Rights Offering”) for gross proceeds of $18.0 million, and on August 14, 2020, the Company received notification from NASDAQ that it had regained compliance with this requirement.

Resignation of President and Chief Executive Officer, and Director

On February 22, 2021, Todd Norbe resigned as President and Chief Executive Officer of Biolase, Inc. (the “Company”), and resigned as a member of the Board.

Appointment of President and Chief Executive Officer

Effective February 23, 2021, the Board appointed John R. Beaver President and Chief Executive Officer of the Company. Mr. Beaver was most recently the Company’s Executive Vice President, Chief Operating Officer and Chief Financial Officer. He joined BIOLASE in 2017 as Senior Vice President and Chief Financial Officer. He assumed roles of varying responsibilities over the past few years, including Interim Chief Executive Officer of BIOLASE from April 2017 until the hiring of Mr. Norbe.

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

Revenue from products and services transferred to customers at a single point in time accounted for 81%, 81% and 86% of net revenue for the years ended December 31, 2020, 2019, and 2018, respectively. The majority of the revenue recognized at a point in time is for the sale of laser systems, imaging systems, and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 19%, 19%, and 14% of net revenue for the years ended December 31, 2020, 2019, and 2018, respectively. The majority of our revenue that is recognized over time relates to training and extended warranties.

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

Accounting for Stock-Based Payments.   Stock-based compensation expense is estimated at the grant date of the award, is based on the fair value of the award and is recognized ratably over the requisite service period of the award. For restricted stock units we estimate the fair value of the award based on the number of awards and the fair value of our common stock on the grant date and apply an estimated forfeiture rate. For stock options, we estimate the fair value of the option award using the Black-Scholes option pricing model. This option-pricing model requires us to make several assumptions regarding the key variables used to calculate the fair value of its stock options. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their grant dates. Since July 1, 2005, we have used a dividend yield of zero, as we do not intend to pay cash dividends on our common stock in the foreseeable future. The most critical assumptions used in calculating the fair value of stock options are the expected life of the option and the expected volatility of our common stock. The expected life is calculated in accordance with the simplified method, whereby for service-based awards, the expected life is calculated as a midpoint between the vesting date and expiration date. We use the simplified method, as there is not a sufficient history of share option exercises. We believe the historic volatility of our common stock is a reliable indicator of future volatility, and accordingly, a stock volatility factor based on the historical volatility of our common stock over a lookback period of the expected life is used in approximating the estimated volatility of new stock options. Compensation expense is recognized using the straight-line method for all service-based employee awards and graded amortization for all performance-based awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations. Forfeitures are estimated at the time of the grant and revised in subsequent periods as actual forfeitures differ from those estimates. During the year ended December 31, 2020, we applied a forfeiture rate of 10.87% and 49.43% to awards granted to executives and employees, respectively,

Valuation of Inventory.    Inventory is valued at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. We periodically evaluate the carrying value of inventory and maintain an allowance for excess and obsolete inventory to adjust the carrying value as necessary to the lower of cost or net realizable value. We evaluate quantities on hand, physical condition, and technical functionality, as these characteristics may be impacted by anticipated customer demand for current products and new product introductions. Unfavorable changes in estimates of excess and obsolete inventory would result in an increase in cost of revenue and a decrease in gross profit.

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

Warranty Cost.    We provide warranties against defects in materials and workmanship of our laser systems for specified periods of time. For the years ended December 31, 2020, 2019, and 2018 laser systems sold were covered by our warranty for a period of up to two years from the date of sale by us or the distributor to the end-user. In 2017, for Waterlase systems sold domestically and purchased in 2017 or later, we decreased the warranty period from two years to one year. Laser systems sold internationally were covered by our warranty for a period of up to 28 months from the date of sale to the international distributor. Estimated warranty expenses are recorded as an accrued liability with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long-term warranty accrual. Our overall accrual is based on our historical experience and our expectation of future conditions, taking into consideration the location and type of customer and the type of laser, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. Additional factors that may impact our warranty accrual include changes in the quality of materials, leadership and training of the production and services departments, knowledge of the lasers and workmanship, training of customers, and adherence to the warranty policies. Additionally, an increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the accrual and a decrease in gross profit. We offer extended warranties on certain imaging products. However, all imaging products are initially covered by the manufacturer’s warranties.

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

Income Taxes.    Based upon our operating losses during 2020, 2019, and 2018 and the available evidence, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2020 will not be realized in the near term. Consequently, we have established a valuation allowance against our net deferred tax asset totaling $56.0 million and $53.2 million as of December 31, 2020 and 2019, respectively. In this determination, we considered factors such as our earnings history, future projected earnings, and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

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

Results of Operations

The following table sets forth certain data from our operating results, expressed in thousands and as percentages of revenue:

	Years Ended December 31,
	2020		2019		2018
Products and services revenue	$22,780	100.0%	$37,787	100.0%	$46,143	100.0%
License fees and royalty revenue	—	—%	12	—%	12	—%
Net revenue	22,780	100.0%	37,799	100.0%	46,155	100.0%
Cost of revenue	16,607	72.9%	23,511	62.2%	29,260	63.4%
Gross profit	6,173	27.1%	14,288	37.8%	16,895	36.6%
Operating expenses:
Sales and marketing	11,242	49.4%	14,396	38.1%	18,121	39.3%
General and administrative	9,772	42.9%	10,748	28.4%	11,771	25.5%
Engineering and development	3,695	16.2%	4,765	12.6%	5,203	11.3%
Disposal of internally developed software	—	—%	—	—%	1,185	2.6%
Loss on patent litigation settlement	—	—%	—	—%	1,500	3%
Total operating expenses	24,709	108.5%	29,909	79.1%	37,780	81.9%
Loss from operations	(18,536)	(81.4)%	(15,621)	(41.3)%	(20,885)	(45.2)%
Non-operating (expense) income, net	1,835	8.1%	(2,278)	(6.0)%	(568)	(1.2)%
Loss before income tax provision	(16,701)	(73.3)%	(17,899)	(47.4)%	(21,453)	(46.5)%
Income tax provision (benefit)	128	0.6%	(44)	(0.1)%	63	0.1%
Net loss	$(16,829)	(73.9)%	$(17,855)	(47.2)%	$(21,516)	(46.6)%

The following table summarizes our net revenues by category (dollars in thousands):

	Years Ended December 31,
	2020		2019		2018
Laser systems	$12,342	54.2%	$22,842	60.4%	$29,733	64.4%
Imaging systems	—	—%	619	1.6%	1,694	3.7%
Consumables and other	6,124	26.9%	7,164	19.0%	8,287	18.0%
Services	4,314	18.9%	7,162	19.0%	6,429	13.9%
Total products and services	22,780	100.0%	37,787	100.0%	46,143	100.0%
License fees and royalty	—	—%	12	—%	12	—%
Net revenue	$22,780	100.0%	$37,799	100.0%	$46,155	100.0%

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation and amortization, stock-based compensation, allowance for doubtful accounts, and other (income) expense, net. Management uses adjusted EBITDA in its evaluation of the our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by us may be different from similarly named non-GAAP financial measures used by other companies.

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Years Ended December 31,
	2020	2019	2018
GAAP net loss attributable to common stockholders	$(34,207)	$(17,855)	$(21,516)
Deemed dividend on convertible preferred stock	17,378	—	—
GAAP net loss	$(16,829)	$(17,855)	$(21,516)
Adjustments:
Interest expense, net	2,359	2,157	510
Income tax provision (benefit)	128	(44)	63
Depreciation and amortization	499	982	945
Change in allowance for doubtful accounts	1,328	1,695	469
Disposal of internally developed software	—	—	1,185
Loss on patent litigation settlement	—	—	1,500
Stock-based and other non-cash compensation	3,370	2,742	2,768
Other (income) expense, net	(4,215)	—	—
Adjusted EBITDA	$(13,360)	$(10,323)	$(14,076)

Other (income) expense for the year ended December 31, 2020, is comprised of a $5.8 million gain on the change in fair value of the 45,000,000 warrants sold by the Company on July 23, 2020 through the Rights Offering (the “July 2020 Warrants”) partially offset by the costs to issue the July 2020 Warrants of approximately $1.6 million.

Comparison of Results of Operations

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Net Revenue.    Net revenue for the year ended December 31, 2020 was $22.8 million, a decrease of $15.0 million, or 40%, as compared with net revenue of $37.8 million for the year ended December 31, 2019. Domestic revenues were $16.2 million, or 71% of net revenue, for the year ended December 31, 2020 compared to $22.8 million, or 60% of net revenue, for the year ended December 31, 2019. International revenues for year ended December 31, 2020 were $6.7 million, or 29% of net revenue, compared to $15.0 million, or 40% of net revenue for year ended December 31, 2019.

The decrease in year-over-year net revenue primarily resulted from dental office closures due to the COVID-19 pandemic.

Laser system net revenues decreased by $10.5 million, or 46%, for the year ended December 31, 2020 compared to the same period in 2019. The laser systems revenue decrease was driven by a 29% decrease in domestic revenue and a 56% decrease in international revenue. The decrease in revenue was primarily due to dental office closures related to the COVID-19 pandemic.

Consumables and other net revenue, which includes products such as disposable tips and shipping revenue, decreased $1.0 million, or 15%, for the year ended December 31, 2020, as compared to the same period in 2019. The decrease was driven primarily by dental office closures related to the COVID-19 pandemic during 2020 along with an increase in expense associated with inventory reserves.

Cost of Revenue.    Cost of revenue decreased by $6.9 million, or approximately 29%, to $16.6 million, or 73% of net revenue for the year ended December 31, 2020, compared to cost of revenue of $23.5 million, or 62% of net revenue, for the same period in 2019. The decrease in cost of revenue for the year ended December 31, 2020 as compared to the same period in 2019 is primarily due to the decline is sales for the year ended December 31, 2020.

Gross Profit.    Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the year ended December 31, 2020 was $6.2 million, or 27% of net revenue, a decrease of $8.1 million, or 57%, as compared with gross profit of $14.3 million, or 38% of net revenue, for the same period in 2019. The decrease in gross profit is commensurate with the decline in sales, while the decrease in gross profit percentage was primarily due to unfavorable dilution of fixed expenses and inventory write-offs.

Operating Expenses.    Operating expenses for the year ended December 31, 2020 were $24.7 million, or 109% of net revenue, a decrease of $5.2 million, or 17%, as compared with $29.9 million, or 79% of net revenue, for the same period in 2019. See the following expense categories for further explanations.

Sales and Marketing Expense.    Sales and marketing expense for the year ended December 31, 2020 decreased by $3.2 million, or 22%, to $11.2 million, or 49% of net revenue, as compared with $14.4 million, or 38% of net revenue, during the year ended December 31, 2019. The decrease for the year ended December 31, 2020 was primarily a result of decreases in payroll and consulting-related expense of $0.9 million primarily due to lower sales commissions from lower revenue $0.5 million and travel and entertainment expenses of $2.2 million.

General and Administrative Expense.    General and administrative expense for the year ended December 31, 2020 decreased by $1.0 million, or 9%, to $9.8 million, or 43% of net revenue, as compared with $10.7 million, or 28% of net revenue, for the same period in 2019. The decrease in general and administrative expense was primarily due to decreases in payroll and consulting-related expense of $0.5 million, a decrease in the provision for doubtful accounts of $0.4 million, and a decrease in other expenses including bank fees of $0.3 million, partially offset by an increase in stock based compensation expense of $0.4 million, as compared to the same period in 2019.

Engineering and Development Expense.    Engineering and development expense for the year ended December 31, 2020 decreased by $1.1 million, or 22%, to $3.7 million, or 16% of net revenue, as compared with $4.8 million, or 13% of net revenue, for the same period in 2019. The decrease was primarily related to decreased payroll and consulting-related expense of $0.8 million, and operating supplies expense and other of $0.3 million as compared to the same period in 2019. We expect to continue our investment in engineering and development activity.

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions.    We recognized a loss of $21 thousand on foreign currency transactions for the year ended December 31, 2020 compared to a $0.1 million loss for the same period in 2019, due to exchange rate fluctuations primarily between the U.S. dollar and the Euro.

Interest Expense, Net.    Net interest expense increased by $0.2 million to $2.4 million for the year ended December 31, 2020 compared to $2.2 million of net interest expense for the same period in 2019. During 2019, the increase in interest expense was the result of the interest relating to the additional $2.5 million of principal amount drawn from the $12.5 million loan under the five-year secured Credit Agreement entered into with SWK on November 9, 2018 (“SWK Loan”).

Other (Income) Expense, Net.     Other (Income) Expense for the year ended December 31, 2020, is comprised of a $5.8 million gain on the change in fair value to the 45,000,000 warrants sold by the Company on July 23, 2020 through the Rights Offering (the “July 2020 Warrants”) partially offset by the costs to issue the July 2020 Warrants of approximately $1.6 million.

Provision (benefit) for Income Taxes.    Our provision for income taxes was a provision of $0.1 million for the year ended December 31, 2020, an increase of $0.2 million as compared with our benefit for income taxes of $44 thousand for the same period in 2019. The increase in our provision for 2020 is primarily due to an increase to our current income taxes in our European subsidiary.

Net Loss.    For the reasons stated above, our net loss was $16.8 million for the year ended December 31, 2020 compared to a net loss of $17.9 million for the same period in 2019.

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

Laser system net revenues decreased by $6.9 million, or 23%, for the year ended December 31, 2019 compared to the same period in 2018. The laser systems revenue decrease was driven by a 28% decrease in domestic revenue and a 18% decrease in international revenue. The decrease in domestic revenue was primarily due to the open sales territories discussed above.

Imaging system net revenue decreased by $1.0 million, or 63%, for the year ended December 31, 2019 as compared to the same period in 2018 and is due to our decision in 2018 to exit this business.

Consumables and other net revenue, which includes products such as disposable tips and shipping revenue, decreased $1.1 million, or 14%, for the year ended December 31, 2019, as compared to the same period in 2018. The decrease was driven primarily by the drop in total net revenue for the year ended December 31, 2019 as compared to the same period in 2018.Cost of Revenue. Cost of revenue decreased by $5.7 million, or approximately 20%, to $23.5 million, or 62% of net revenue for the year ended December 31, 2019, compared to cost of revenue of $29.3 million, or 63% of net revenue, for the same period in 2018. The decrease in cost of revenue for the year ended December 31, 2019 as compared to the same period in 2018 is primarily due to the decline is sales for the year ended December 31, 2019.

Gross Profit.     Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the year ended December 31, 2019 was $14.3 million, or 38% of net revenue, a decrease of $2.6 million, or 15%, as compared with gross profit of $16.9 million, or 37% of net revenue, for the same period in 2018. The decrease in gross profit is commensurate with the decline in sales, while the increase in gross profit percentage was primarily due to our continued efforts at cost reduction.

Operating Expenses.      Operating expenses for the year ended December 31, 2019 were $29.9 million, or 79% of net revenue, a decrease of $7.9 million, or 21%, as compared with $37.8 million, or 82% of net revenue, for the same period in 2018. See the following expense categories for further explanations.

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

Interest Expense, Net.    Net interest expense increased by $1.7 million to $2.2 million for the year ended December 31, 2019 compared to $0.5 million of net interest expense for the same period in 2018. The increase in interest expense was the result of the interest relating to the SWK Loan we entered into in 2018.

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

Net Loss.     For the reasons stated above, our net loss was $17.9 million for the year ended December 31, 2019 compared to a net loss of $21.5 million for the same period in 2018. The decrease in net loss of $3.7 million, or 17%, was primarily due to the decline in operating expenses.

Liquidity and Capital Resources

The disclosure set forth under the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments is hereby incorporated herein by reference.

The Company has reported losses from operations of $18.5 million, $15.6 million, and $20.9 million for the years ended December 31, 2020, 2019, and 2018, respectively, and has not generated positive net cash from operations for the years ended December 31, 2020, 2019, and 2018.

At December 31, 2020, we had $17.9 million in cash and cash equivalents, including restricted cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The increase in our cash and cash equivalents by $11.8 million from December 31, 2019 was primarily due to cash provided by financing activities of $24.3 million, partially offset by cash used in operating activities of $12.8 million. The $12.8 million of net cash used in operating activities in 2020 was primarily driven by our net loss of $16.8 million during the year.

At December 31, 2020, we had $23.9 million in working capital. Our principal sources of liquidity at December 31, 2020, consisted of $17.9 million in cash, cash equivalents and restricted cash and $3.1 million of net accounts receivable. However, under the Credit Agreement, we are required to maintain at least $3.0 million of cash and availability under the PMB Loan Agreement.

Sales were reduced due to the COVID-19 pandemic, and there is no assurance that sales will return to normal levels during 2021 or at any time thereafter.

Although the Company received gross proceeds of approximately $24.0 million from equity offerings in the second and third quarters of 2020 and gross proceeds of approximately $14.4 million from an equity offering in February 2021 and $15.0 million for warrant exercises subsequent to December 31, 2020, the Company may still have to raise additional capital in the future. Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, the COVID-19 pandemic and the actions taken to contain it, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will be able to successfully enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to its’ stockholders.

In order for us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales of our products, control or potentially reduce expenses, and establish profitable operations in order to generate cash from operations or obtain additional funds when needed.

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

Term Loan

The information set forth in Note 6 – Debt – Term Loan and Note 11 – Subsequent Events – SWK Seventh Amendment is hereby incorporated herein by reference.

Revolving Credit Facility

The information set forth in Note 6 – Debt – Lines of Credit – Pacific Mercantile Bank is hereby incorporated herein by reference.

Paycheck Protection Program Loan

The information set forth in Note 6 – Debt – Paycheck Protection Program Loan is hereby incorporated herein by reference.

EIDL Loan

The information set forth in Note 6 – Debt – EIDL Loan is hereby incorporated herein by reference.

Registered Direct Offering and Concurrent Private Placement

On June 10, 2020, we consummated a registered direct offering of 10,800,000 shares of BIOLASE common stock to certain accredited institutional investors and a concurrent private placement of warrants to purchase 10,800,000 shares of BIOLASE common stock with an exercise price of $0.515 per share (the “June 2020 Warrants”). The June 2020 Warrants are exercisable commencing on the date of their issuance and will expire on June 10, 2025.

The combined purchase price for one share of BIOLASE common stock and one June 2020 Warrant in the offering was $0.64. We received aggregate gross proceeds of approximately $6.9 million in the offering, before deducting approximately $0.7 million in fees to the placement agents and other offering expenses.

Rights Offering

On July 22, 2020, we completed the Rights Offering, which resulted in net proceeds to us of approximately $15.8 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants. Pursuant to the Rights Offering, we sold an aggregate of 18,000 units consisting of an aggregate of 18,000 shares of Series F Convertible Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”), and 45,000,000 warrants (the “July 2020 Warrants”), with each warrant exercisable for one share of BIOLASE common stock, resulting in net proceeds to the Company of approximately $16.1 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants. See Note 8 – Redeemable Preferred Stock and Stockholders’ Equity for additional information.

Public Offering of Common Shares and Private Placement of Unregistered Preferred Shares

The information set forth in Note 8 – Redeemable Preferred Stock and Stockholders’ Equity – Public Offering of Common Shares and Private Placement of Unregistered Preferred Shares is hereby incorporated herein by reference. Additional capital requirements may depend on many factors, including, among other things, the rate at which our business grows, demands for working capital, manufacturing capacity, and any acquisitions that we may pursue. From time to time, we could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. We cannot provide assurance that we will enter into any such equity or debt financings in the future or that the required capital will be available on acceptable terms, if at all, or that any such financing activity will not be dilutive to our stockholders.

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

Consolidated Cash Flows

The following table summarizes our statements of cash flows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net cash (used in) provided by:
Operating activities	$(12,795)	$(12,746)	$(14,147)
Investing activities	(96)	(207)	(522)
Financing activities	24,349	10,721	11,235
Effect of exchange rates on cash	317	(23)	(106)
Net change in cash and cash equivalents	$11,775	$(2,255)	$(3,540)

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the year ended December 31, 2020 totaled $12.8 million and was primarily comprised of our net loss of $16.8 million and a gain on the change in fair value of the July 2020 Warrants of $5.9 million, partially offset by non-cash adjustments for depreciation and amortization expenses of $0.5 million, stock-based compensation expenses of $3.4 million, our provision for bad debt of $1.3 million, inventory disposals of $1.3 million, issuance costs for the July 2020 Warrants of $1.6 million, and a net increase in our operating assets and liabilities. The net increase in our operating assets and liabilities was primarily due to a $4.3 million decrease in accounts receivable primarily due to the impact of the COVID-19 pandemic on our revenues, partially offset by a decrease in accounts payable and accrued liabilities of $2.1 million.

Cash used in investing activities for the year ended December 31, 2020 was minimal and primarily driven by our capital expenditures related to the relocation of our headquarters and manufacturing facility. We expect cash flows from investing activities to remain consistent through 2021.

Net cash provided by financing activities for the year ended December 31, 2020 was $24.3 million primarily due to the funds borrowed on the PPP Loan and the sale of common stock from our registered direct private placement and sale of preferred stock. See Note 6 – Debt and Note 8 – Redeemable Preferred Stock and Stockholders’ Equity for additional information.

The $0.3 million effect of exchange rate on cash for the year ended December 31, 2020 was due to a recognized gain on foreign currency transactions, primarily driven by changes in the Euro during the year ended December 31, 2019.

Contractual Obligations

Leases

We lease our primary facility under a non-cancellable operating lease that expires in April 2020. In January 2020, we entered into two new non-cancellable operating leases.

On January 22, 2020, the Company entered into a five-year real property lease agreement for an approximately 11,000 square foot facility in Corona, California where it will move its manufacturing operations. The lease commences on July 1, 2020. Future minimum rent payments under this lease are approximately $0.7 million.

On February 4, 2020, the Company also entered into a sixty-six month real property lease agreement for office space of approximately 11,000 square feet of office space in Foothill Ranch, California. The lease commences on July 1, 2020. Future minimum rent payments under this lease are approximately $1.9 million.

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

On October 28, 2019, we entered into the PMB Loan Agreement, which provides us with the PMB Loan. Borrowings under the PMB Loan may be used for working capital. The PMB Loan matures on October 29, 2021, unless earlier terminated. There were no draws on the PMB Loan as of December 31, 2020.

Paycheck Protection Program Loan

On April 14, 2020, we were granted the PPP Loan pursuant to the Paycheck Protection Program from PMB in the aggregate amount of $2,980,000, under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). See Note 6 – Debt for additional information.

EIDL Loan

On May 22, 2020, the Company executed the standard loan documents required for securing a loan from the United States Small Business Administration under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on our business. The principal amount of the EIDL Loan is $150,000, with proceeds to be used for working capital purposes. The information set forth in Note 6 – Debt – EIDL Loan is hereby incorporated herein by reference.

Purchase Obligations

Purchase obligations relate to purchase orders with suppliers that we expect to complete primarily during the year ended December 31, 2020. In conformity with current GAAP, purchase obligations are not reported in the consolidated balance sheet as of December 31, 2020.

The following table presents our expected cash requirements for contractual obligations outstanding for the years ended as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total
Operating lease obligations	$549	$1,747	$489	$—	$2,785
Purchase obligations	11,148	246	—	—	11,394
SWK Loan interest (1)	1,795	5,046	81	—	6,922
SWK Loan principal	—	17,286	143	—	17,429
Total	$13,492	$24,325	$713	$—	$38,530

(1) estimated using LIBOR rates as at December 31, 2020

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our President and Chief Executive Officer the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission entitled “Internal Control — Integrated Framework (2013)” (the “COSO Framework”). Under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the COSO Framework. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2020. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm, as we are not an accelerated filer.

This Form 10-K does not include an attestation report from BDO LLP regarding internal control over financial reporting. Management’s report was not subject to attestation by BDO LLP pursuant to the SEC rules that permit the Company to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is included in Part I of this Form 10-K under “Item 1. Business — Information about Our Executive Officers.” In addition, the information set forth under the caption “Election of Directors” in the proxy statement for the Company’s 2021 annual meeting of stockholders (the “Proxy Statement”) is incorporated by reference herein.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1)	Financial Statements:

(2)	Financial Statement Schedule:
Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2020, 2019, and 2018	S-1

All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

The exhibits filed as a part of this Annual Report on Form 10-K are listed in the accompanying Exhibit Index on page 53.

Item 16.     Form 10-K Summary

None.

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Fifth Amendment to Restated Certificate of Incorporation		8-K	05/28/2020	3.1	06/01/2020

3.1.7	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.8	Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.2	04/20/2017

3.1.9	Certificate of Designations, Preferences and Rights of Series E Participating Convertible Preferred Stock of the Registrant		S-1/A	10/07/2019	3.1.10	10/07/2019

3.1.10	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of the Registrant		8-K	07/01/2020	3.1	07/22/2020

3.1.11	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of the Registrant		8-K	07/15/2020	3.1	07/22/2020

3.2	Seventh Amended and Restated Bylaws of the Registrant, adopted on October 8, 2018		8-K	10/08/2018	3.1	10/09/2018

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

4.1	Form of Warrant Issued on November 7, 2014 (attached as Exhibit A to the Securities Purchase Agreement, dated November 3, 2014, among the Registrant and the investors listed on Schedule I thereto)		8-K	11/03/2014	99.1	11/07/2014

4.2	Form of Warrant Issued on August 8, 2016 (attached as Exhibit B to the Securities Purchase Agreement, dated August 1, 2016, among the Registrant and the investors listed on Schedule I thereto)		8-K	08/01/2016	99.1	08/02/2016

4.3	Form of Warrant Issued on April 18, 2017		DEF14A	06/30/2017	D	05/19/2017

4.4	Warrant to Purchase Stock Issued on March 6, 2018 to Western Alliance Bank		10-K	12/31/2017	4.4	03/14/2018

4.5	Warrant to Purchase Stock Issued on September 27, 2018 to Western Alliance Bank		10-Q	09/30/2018	4.1	11/14/2018

4.6	Warrant to Purchase Stock Issued on November 9, 2018 to SWK Funding LLC		10-Q	09/30/2018	4.2	11/14/2018

4.7	Warrant to Purchase Stock Issued on May 7, 2019 to SWK Funding LLC		10-Q	03/31/2019	4.7	05/10/2019

4.8	Consolidated Amended and Restated Warrant to Purchase Common Stock, dated November 9, 2019, by and between the Registrant and SWK Funding LLC		10-Q	03/31/2019	4.7	05/10/2019

4.9	Warrant to Purchase Stock issued on May 15, 2020 to SWK Funding LLC		S-1/A	06/19/2020	4.14	06/19/2020

4.10	Form of Warrant issued on June 9, 2020		8-K	06/08/2020	4.1	06/09/2020

4.11	Form of Warrant issued on July 15, 2020		8-K	07/15/2020	4.2	07/22/2020

4.12	Amended and Restated Warrant Agency Agreement, dated as of July 21, 2020, by and between the Registrant, Computershare, Inc. and Computershare Trust Company, N.A.		8-K	07/15/2020	4.1	07/22/2020

4.13	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act	X

10.1*	2002 Stock Incentive Plan, as amended		DEF14A	05/06/2016	A	04/07/2016

10.2*	Form of Stock Option Agreement under the 2002 Stock Incentive Plan (attached as Exhibit A to the Notice of Grant of Stock Option under the 2002 Stock Incentive Plan Discretionary Option Grant Program)		10-K	12/31/2004	10.26	07/19/2005

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.3*	Form of Option Award Notice for California Employees under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.2	11/06/2015

10.4*	Form of Option Award Notice for Non-California Employees under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.3	11/06/2015

10.5*	Form of Option Award Notice for Non-Employee Directors under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.4	11/06/2015

10.6*	Form of Restricted Stock Unit Award Notice for Non-Employee Directors under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.5	11/06/2015

10.7*	2018 Long-Term Incentive Plan		DEF14A	05/09/2018	A	04/05/2018

10.8*	First Amendment to 2018 Long-Term Incentive Plan		DEF14A	09/21/2018	B	08/24/2018

10.9*	Second Amendment to 2018 Long-Term Incentive Plan		DEF14A	05/15/2019	A	04/10/2019

10.10*	Third Amendment to 2018 Long-Term Incentive Plan		DEF14A	05/13/2020	A	04/23/2020
10.11	Lease, dated January 10, 2006, by and between the Registrant and The Irvine Company LLC		8-K	01/10/2006	10.1	01/17/2006

10.12	Third Amendment to Lease, dated March 16, 2015, by and between the Registrant and The Irvine Company LLC		10-Q	03/31/2015	10.3	05/01/2015

10.13	Lease dated January 22, 2020 by and between the Registrant and Foothill Corporate I MT, LLC		10-K	12/31/2019	10.10	03/30/2020

10.14	Lease dated January 22, 2020 by and between the Registrant and Green River Properties, LLC		10-K	12/31/2019	10.11	03/30/2020

10.15*	Form of Indemnification Agreement between the Registrant and its officers and directors		10-Q	09/30/2005	10.1	11/09/2005

10.16*	Form of Stock Option Agreement for inducement grants made to John R. Beaver on September 30, 2017		8-K	09/30/2017	10.1	10/03/2017

10.17*	Employment Agreement, dated August 7, 2018, by and between the Registrant and Todd Norbe		8-K	08/07/2018	10.1	08/08/2018
10.18*	Letter Agreement Amending Employment with Todd Norbe, dated April 12, 2020		10-Q	03/31/2020	10.9	05/08/2020
10.19*	Letter Agreement Amending Employment with John Beaver, dated April 12, 2020		10-Q	03/31/2020	10.10	05/08/2020

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.20	Confidential Settlement Agreement, dated January 25, 2019, by and between the Registrant and CAO Group, Inc.		10-K	12/31/2018	10.28	03/08/2019
10.21	Promissory Note dated April 13, 2020, by and between the Registrant and Pacific Mercantile Bank		10-Q	03/31/2020	10.8	05/08/2020

10.22	Loan Authorization and Agreement dated as of May 22, 2020, by and between the Registrant and U.S. Small Business Administration		10-Q	06/30/2020	10.2	08/14/2020

10.23	First Amendment, dated as of July 30, 2020, to Loan and Security Agreement, by and between the Registrant and Pacific Mercantile Bank		10-Q	06/30/2020	10.3	08/14/2020

10.24	SBA Secured Disaster Loan Note, dated as of May 22, 2020, by and between Registrant and Pacific Mercantile Bank		10-Q	06/30/2020	10.5	08/14/2020
10.25	Securities Purchase Agreement dated as of June 8, 2020, by and between the Registrant and each purchaser identified on the signature pages thereto		8-K	06/08/2020	10.1	06/09/2020
10.26	Placement Agency Agreement dated as of June 8, 2020, by and among the Registrant, Maxim Group LLC, The Benchmark Company, LLC and Colliers Securities, LLC		8-K	06/08/2020	10.2	06/09/2020

10.27	Standstill Agreement, dated November 10, 2015, by and among the Registrant, Jack W. Schuler, Renate Schuler and the Schuler Family Foundation		8-K	11/10/2015	99.1	11/12/2015

10.28	Standstill Agreement, dated November 10, 2015, by and among the Registrant and Larry N. Feierg, Oracle Partners, L.P., Oracle Institutional Partners, L.P., Oracle Ten Fund Master, L.P., Oracle Associates, LLC, and Oracle Investment Management, Inc.		8-K	11/10/2015	99.2	11/12/2015

10.29	Amendment to Standstill Agreement, dated August 1, 2016, by and among the Registrant, Jack W. Schuler, Renate Schuler and the Schuler Family Foundation		8-K	08/01/2016	99.2	08/02/2016

10.30	Amendment to Standstill Agreement, dated August 1, 2016, by and among the Registrant, Larry N. Feinberg, Oracle Partners, L.P., Oracle Institutional Partners, L.P., Oracle Ten Fund Master, L.P., Oracle Associates, LLC and Oracle Investment Management, Inc.		8-K	08/01/2016	99.3	08/02/2016

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.31	Amendment to Standstill Agreement, dated November 9, 2017, by and among the Registrant, Jack W. Schuler, Renate Schuler and the Schuler Family Foundation		8-K	11/09/2017	99.1	11/09/2017

10.32	Amendment to Standstill Agreement, dated November 9, 2017, by and among the Registrant, Larry N. Feinberg, Oracle Partners, L.P., Oracle Institutional Partners, L.P., Oracle Ten Fund Master, L.P., Oracle Associates, LLC and Oracle Investment Management, Inc.		8-K	11/09/2017	99.2	11/09/2017

10.33	Credit Agreement dated as of November 9, 2018, by and between the Registrant and SWK Funding LLC		10-Q	09/30/2018	10.6	11/14/2018

10.34	First Amendment to Credit Agreement, dated as of May 7, 2019, by and between the Registrant and SWK LLC		10-Q	03/31/2019	10.8	05/10/2019

10.35	Letter Agreement, dated as of August 20, 2019, by and between the Registrant and SWK Funding LLC		S-1	09/04/2019	10.28	09/05/2019

10.36	Second Amendment to Credit Agreement, dated as of September 30, 2019, by and between the Registrant and SWK Funding LLC		S-1/A	11/09/2017	99.2	11/09/2017

10.37	Third Amendment to Credit Agreement, dated as of September 30, 2019, by and between the Registrant and SWK Funding LLC		10-Q	09/30/2019	10.5	11/12/2019

10.38	Fourth Amendment to Credit Agreement, dated as of March 25, 2020 by and between the Registrant and SWK Funding LLC		8-K	05/10/2018	3.1	05/11/2018

10.39	Fifth Amendment to Credit Agreement, dated as of May 15, 2020, by and between the Registrant and SWK Funding LLC		10-Q	06/30/2020	10.1	08/14/2020

10.40	Sixth Amendment to Credit Agreement, dated as of August 12, 2020, by and between the Registrant and SWK Funding LLC		10-Q	06/30/2020	10.8	08/14/2020

10.41	Seventh Amendment to Credit Agreement, dated as of February 24, 2021, by and between the Registrant and SWK Funding LLC	X

10.42	Underwriting Agreement, dated as of February 5, 2021, by and between Biolase Inc. and Maxim Group LLC as representative of the several underwriters named therein		8-K	02/05/2021	1.1	02/10/2021

Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

10.43	Loan and Security Agreement, dated as of October 28, 2019, by and between Registrant and Pacific Mercantile Bank		10-Q	10/28/2019	10.1	11/01/2019

10.44	Separation Agreement With General Release of All Claims, dated March 12, 2021, by and between Registrant and Todd Norbe	X

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP	X

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1**	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***

The following financial information from the Company’s Annual Report on Form 10-K, for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language):

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
***

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLASE, INC., a Delaware Corporation (registrant)

Dated: March 31, 2021	By:	/s/ JOHN R. BEAVER
John R. Beaver
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JOHN R BEAVER	Director, President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	March 31, 2021
John R. Beaver

/s/ DR. MIKE DITOLLA	Director	March 31, 2021
Dr. Mike DiTolla
/s/ DR. RICHARD B. LANMAN	Director	March 31, 2021
Dr. Richard B. Lanman
/s/ DR. JONATHAN T. LORD	Director	March 31, 2021
Dr. Jonathan T. Lord
/s/ JESS ROPER	Director	March 31, 2021
Jess Roper

/s/ GARRETT SATO	Director	March 31, 2021
Garrett Sato

/s/ DR. ELAINE WAGNER	Director	March 31, 2021
Dr. Elaine Wagner

BIOLASE, INC.

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

BIOLASE, Inc.

Foothill Ranch, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BIOLASE, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, redeemable preferred stock and stockholders’ equity, cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 7 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification (“ASC”) 842 - Leases.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for 2020 Warrant Issuances

As described in Note 8 to the consolidated financial statements, in June 2020, the Company issued 10.8 million common stock warrants (the “June 2020 Warrants”) in a private placement and in July 2020, the Company issued 45 million common stock warrants (the “July 2020 Warrants”) in a rights offering. Based on the terms of the warrant agreements, the Company recorded the June 2020 Warrants in equity amounting to $3.0 million and recorded the July 2020 Warrants in liability amounting to $15.3 million. In September 2020, the July 2020 Warrants were amended and reclassified to equity, amounting to $9.5 million, since the amended terms meet the requirements for the July 2020 Warrants’ classification as equity.

We identified the assessment of the accounting and classification of the June 2020 and July 2020 Warrants as equity or liability as a critical audit matter due to the complexity in assessing the warrant features, which requires management to make significant judgments in the interpretation of the terms of the agreements and in the application of appropriate accounting guidance. Auditing these elements required challenging and complex auditor judgment due to the nature and extent of audit effort required, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•

Reviewing the warrant agreements and assessing the reasonableness of management’s interpretation of the key terms and features of the warrants by interviewing management personnel to gain an understanding of the business purpose of the transactions.

•

Utilizing personnel with specialized skill and knowledge to assist in assessing the appropriateness of conclusions reached by management by i) evaluating the underlying terms of the warrant agreements and ii) assessing the appropriateness of management’s application of the authoritative accounting guidance.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2005.

Costa Mesa, California

March 31, 2021

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$17,564	$5,789
Restricted cash	312	312
Accounts receivable, less allowance of $4,017 and $2,531 in 2020 and 2019, respectively	3,059	8,760
Inventory	11,157	10,995
Prepaid expenses and other current assets	3,018	1,163
Total current assets	35,110	27,019
Property, plant, and equipment, net	782	1,193
Goodwill	2,926	2,926
Right of use asset	1,976	276
Other assets	231	433
Total assets	$41,025	$31,847
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,651	$5,332
Accrued liabilities	6,667	4,744
Deferred revenue, current portion	1,905	2,237
Term loan, net of discount	—	13,466
Total current liabilities	11,223	25,779
Deferred revenue	374	358
Warranty accrual	384	245
Non current term loans, net of discount	16,186	—
Non current operating lease liability	1,774	4
Other liabilities	1,056	1,119
Total liabilities	30,997	27,505
Commitments and contingencies —Note 7
Redeemable preferred stock:
Series E Preferred stock, par value $0.001 per share; 1,000 shares authorized, 0 and 70 shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	3,965
Total redeemable preferred stock	—	3,965
Stockholders' equity:
Series F Preferred stock, par value $0.001 per share; 18 shares authorized, 1 and 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	118	—
Common stock, par value $0.001 per share; 180,000 and 40,000 shares authorized, 97,709 and 31,439 shares issued and 97,663 and 31,439 outstanding as of December 31, 2020 and 2019, respectively	98	31
Additional paid-in capital	261,573	235,594
Accumulated other comprehensive loss	(385)	(701)
Accumulated deficit	(251,376)	(234,547)
Total stockholders' equity	10,028	377
Total liabilities, redeemable preferred stock and stockholders' equity	$41,025	$31,847

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Products and services revenue	$22,780	$37,787	$46,143
License fees and royalty revenue	—	12	12
Net revenue	22,780	37,799	46,155
Cost of revenue	16,607	23,511	29,260
Gross profit	6,173	14,288	16,895
Operating expenses:
Sales and marketing	11,242	14,396	18,121
General and administrative	9,772	10,748	11,771
Engineering and development	3,695	4,765	5,203
Disposal of internally developed software	—	—	1,185
Loss on patent litigation settlement	—	—	1,500
Total operating expenses	24,709	29,909	37,780
Loss from operations	(18,536)	(15,621)	(20,885)
Loss on foreign currency transactions	21	121	58
Interest expense, net	2,359	2,157	510
Other (income) expense, net	(4,215)	—	—
Non-operating (income) expense, net	(1,835)	2,278	568
Loss before income tax provision	(16,701)	(17,899)	(21,453)
Income tax provision (benefit)	128	(44)	63
Net loss	(16,829)	(17,855)	(21,516)
Other comprehensive loss items:
Foreign currency translation adjustments	316	(31)	(94)
Comprehensive loss	$(16,513)	$(17,886)	$(21,610)

Net loss	$(16,829)	$(17,855)	$(21,516)
Deemed dividend on convertible preferred stock	(17,378)	—	—
Net loss attributable to common stockholders	$(34,207)	$(17,855)	$(21,516)

Net loss per share attributable to common stockholders:
Basic	$(0.56)	$(0.77)	$(1.05)
Diluted	$(0.56)	$(0.77)	$(1.05)
Shares used in the calculation of net loss per share:
Basic	61,136	23,201	20,588
Diluted	61,136	23,201	20,588

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands)

	Mezzanine Equity		Stockholders' Equity
	Series E
	Convertible Preferred				Paid-in	Series F		Accumulated Other		Total
	Stock		Common Stock		Capital	Convertible Preferred Stock		Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Loss	Deficit	Equity
Balances, December 31, 2017	—	$—	20,468	$20	$224,992	—	$—	$(576)	$(195,176)	$29,260
Exercise of stock options, net	—	—	1	—	2	—	—	—	—	2
Fees for rights offering	—	—	—	—	(38)	—	—	—	—	(38)
Stock-based compensation	—	—	—	—	2,627	—	—	—	—	2,627
Issuance of stock from RSUs, net	—	—	603	1	—	—	—	—	—	1
Warrant issued in connection with debt instruments	—	—	—	—	847	—	—	—	—	847
Net loss	—	—	—	—	—	—	—	—	(21,516)	(21,516)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(94)	—	(94)
Balances, December 31, 2018	—	—	21,072	21	228,430	—	—	(670)	(216,692)	11,089
Issuance of Series E Convertible Preferred Stock, net of issuance costs of $35	70	3,965	—	—	—	—	—	—	—	—
Exercise of stock options, net	—	—	2	—	4	—	—	—	—	4
Issuance of Common Stock in public offering, net of issuance costs of $920	—	—	8,993	9	4,241	—	—	—	—	4,250
Stock-based compensation	—	—	—	—	2,395	—	—	—	—	2,395
Issuance of stock from RSUs, net	—	—	1,372	1	363	—	—	—	—	364
Warrant issued in connection with debt instruments	—	—	—	—	161	—	—	—	—	161
Net loss	—	—	—	—	—	—	—	—	(17,855)	(17,855)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(31)	—	(31)
Balances, December 31, 2019	70	3,965	31,439	31	235,594	—	—	(701)	(234,547)	377
Conversion of Series E Participating Convertible Preferred Stock	(70)	(3,965)	6,957	7	3,958	—	—	—	—	3,965
Sale of common stock	—	—	10,800	11	3,787	—	—	—	—	3,798
June 2020 Warrants	—	—	—	—	3,031	—	—	—	—	3,031
Reclassification of July 2020 Warrants	—	—	—	—	9,450	—	—	—	—	9,450
Stock offering costs	—	—	—	—	(856)	—	—	—	—	(856)
Warrant issued in connection with debt instruments	—	—	—	—	67	—	—	—	—	67
Issuance of Series F Convertible Preferred Stock in Rights Offering, net of $0.3 million in offering costs	—	—	—	—	—	18	2,411	—	—	2,411
Beneficial conversion of Series F Convertible Preferred Stock	—	—	—	—	2,700	—	(2,700)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	(17,378)	—	17,378	—	—	—
Conversion of Series F Convertible Preferred Stock	—	—	42,795	43	16,928	(17)	(16,971)	—	—	—
Stock-based compensation	—	—	—	—	2,591	—	—	—	—	2,591
Issuance of stock from RSUs, net	—	—	1,856	2	161	—	—	—	—	163
Exercise of common stock warrants	—	—	3,862	4	1,540	—	—	—	—	1,544
Net loss	—	—	—	—	—	—	—	—	(16,829)	(16,829)
Foreign currency translation adjustment	—	—	—	—	—	—	—	316	—	316
Balances, December 31, 2020	—	$—	97,709	$98	$261,573	1	$118	$(385)	$(251,376)	$10,028

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net loss	$(16,829)	$(17,855)	$(21,516)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	499	982	945
Loss on disposal of assets, net	—	—	1,228
Provision for bad debts	1,328	1,695	469
Provision for sales returns	87	—	—
Provision for inventory excess and obsolescence	(591)	413	166
Inventory write-offs and disposals	1,300	15	128
Amortization of discount on lines of credit	165	140	202
Amortization of debt issuance costs	331	188	126
Change in fair value of warrants	(5,850)	—	—
Issuance costs for common stock warrants	1,641	—	—
Loss on patent litigation settlement	—	—	1,500
Stock-based compensation	3,370	2,742	2,768
Warrants issued to consultants	—	48	—
Deferred income taxes	—	7	(27)
Earned interest income	—	2	1
Changes in operating assets and liabilities:
Accounts receivable	4,286	655	(1,458)
Inventory	(871)	825	(255)
Prepaid expenses and other current assets	825	439	(25)
Accounts payable and accrued liabilities	(2,107)	(3,156)	1,762
Deferred revenue	(379)	114	(161)
Net cash and cash equivalents used in operating activities	(12,795)	(12,746)	(14,147)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(96)	(207)	(558)
Proceeds from disposal of property, plant, and equipment	—	—	36
Net cash and cash equivalents used in investing activities	(96)	(207)	(522)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock and June 2020 Warrants	6,912	9,171	—
Proceeds from the issuance of Series F Convertible Preferred Stock	2,700	—	—
Proceeds from the issuance of July 2020 Warrants	15,300	—	—
Payments of equity offering costs	(1,281)	(821)	(164)
Payment of July 2020 Warrant issuance costs	(1,640)	—	—
Principal payments under capital lease obligation	—	—	(46)
Borrowings on other long-term loans	3,140	—	—
Borrowings under term loan	—	2,500	12,500
Principal payment on term loan	(700)	—	—
Borrowings on credit facility	3,000	—	3,696
Payments of credit facility	(3,000)	—	(3,696)
Payments of debt issuance costs	(128)	(133)	(1,058)
Proceeds from the exercise of common stock warrants	46	—	—
Proceeds from exercise of stock options	—	4	3
Net cash and cash equivalents provided by financing activities	24,349	10,721	11,235
Effect of exchange rate changes	317	(23)	(106)
Increase (decrease) in cash and cash equivalents	11,775	(2,255)	(3,540)
Cash, cash equivalents and restricted cash, beginning of year	6,101	8,356	11,896
Cash, cash equivalents and restricted cash, end of year	$17,876	$6,101	$8,356
Supplemental cash flow disclosure:
Cash paid for interest	$1,881	$1,784	$23
Cash received for interest	$11	$—	$—
Cash paid for income taxes	$22	$35	$44
Cash paid for operating leases	$489	$797	$—
Non-cash accrual for capital expenditures	$—	$18	$31
Non-cash settlement of performance award liability	$151	$201	$—
Non-cash right-of-use assets obtained in exchange for lease obligations	$2,037	$276	$—
Equity financing costs in accounts payable	$74	$129	$—
Deemed dividend on preferred stock	$17,378	$—	$—
Loss on patent litigation settlement	$—	$—	$1,500
Forgiveness of debt	$10	$—	$—
Receivable from warrants exercised and included in prepaid and other current assets	$1,498	$—	$—
Warrants issued in connection with debt instruments	$67	$161	$847

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The Company

BIOLASE, Inc. (“BIOLASE” and, together with its consolidated subsidiaries, the “Company”) is a leading provider of advanced laser systems for the dental industry. The Company develops, manufactures, markets, and sells laser systems that provide significant benefits for dental practitioners and their patients. The Company’s proprietary systems allow dentists, periodontists, endodontists, pediatric dentists, oral surgeons, and other dental specialists to perform a broad range of minimally invasive dental procedures, including cosmetic, restorative, and complex surgical applications. The Company’s laser systems are designed to provide clinically superior results for many types of dental procedures compared to those achieved with drills, scalpels, and other conventional instruments. Potential patient benefits include less pain, fewer shots, faster healing, decreased fear and anxiety, and fewer appointments. Potential practitioner benefits include improved patient care and the ability to perform a higher volume and wider variety of procedures and generate more patient referrals.

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

The Company’s financial instruments, consisting of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and the SWK Loan (as defined below) as discussed in Note 6, approximate fair value because of the nature of these items.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the years ended December 31, 2020, 2019, and 2018, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

Liquidity and Management’s Plans

The Company has reported losses from operations of $18.5 million, $15.6 million, and $20.9 million for the years ended December 31, 2020, 2019, and 2018, respectively, and has not generated positive net cash from operations for the years ended December 31, 2020, 2019, and 2018.

As of December 31, 2020, the Company had working capital of approximately $23.9 million. The Company’s principal sources of liquidity as of December 31, 2020 consisted of approximately $17.9 million in cash, cash equivalents and restricted cash and $3.1 million of net accounts receivable. The increase in cash, cash equivalents and restricted cash was primarily due to the net proceeds from the registered direct private placement and the rights offering consummated during the year ended December 31, 2020. Additionally, the Company received proceeds of $14.4 million from its issuance of common stock and $15.0 million from warrants exercised subsequent to December 31, 2020. See Note 11 to the consolidated financial statements for additional information on these common stock issuances and warrant exercises.

In order for the Company to continue operations beyond the next 12 months and be able to discharge its liabilities and commitments in the normal course of business, the Company must increase sales of its products, control or potentially reduce expenses and establish profitable operations in order to generate cash from operations or obtain additional funds when needed.

Although the Company received gross proceeds of approximately $24.0 million from equity offerings in the second and third quarters of 2020 and gross proceeds of approximately $14.4 million from an equity offering in February 2021, and $15.0 million for warrant exercises subsequent to December 31, 2020, the Company may still have to raise additional capital in the future. Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, the COVID-19 pandemic and the actions taken to contain it, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will be able to successfully enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to its’ stockholders.

COVID-19 Risk and Uncertainties and CARES Act

The COVID-19 pandemic has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures included dental office closures worldwide for all but emergency procedures, for the most part. The ability of the Company’s salespeople to call on dental customers during these closures was greatly limited. In addition, most dental shows and workshops scheduled in 2020 were canceled. As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from the Company’s operations during 2020 were less than anticipated. Moreover, there is no assurance that sales will return to normal levels during 2021 or at any time thereafter.

On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.

As of the date of issuance of these financial statements, the Company has not yet determined any future impact that the CARES Act will have on the Company’s financial condition, results of operations, or liquidity.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased, as cash equivalents. Cash equivalents are carried at cost, which approximates fair market value.

Restricted Cash

Restricted cash represents $0.2 million relating to a revolving 90-day certificate of deposit maintained by the Company as collateral in connection with corporate credit cards and $0.1 million relating to its commercial credit card servicing agreement with Western Alliance Bank. At December 31, 2020 and 2019, the restricted cash balance was $0.3 million and $0.3 million, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the same total reported in the consolidated statements of cash flows (in thousands):

	For the years ended December 31,
	2020	2019
Cash and cash equivalents	$17,564	$5,789
Restricted cash	312	312
Total cash, cash equivalents, and restricted cash in the consolidated statement of cash flows	$17,876	$6,101

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

Depreciation expense for the years ended December 31, 2020, 2019, and 2018 totaled $0.5 million, $1.0 million and $0.9 million, respectively. The Company recognized losses on disposal of internally developed software of $0 million, $0 million and $1.2 million during the years ended December 31, 2020, 2019 and, 2018, respectively.

Goodwill and Other Intangible Assets

Goodwill is not subject to amortization but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. The Company operates in one reporting segment and reporting unit; therefore, goodwill is tested for impairment at the consolidated level against the fair value of the Company. The fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for measurement, if available. Management assesses potential impairment on an annual basis and compares the Company’s market capitalization to its carrying amount, including goodwill. A significant decrease in the Company’s stock price could indicate a material impairment of goodwill which, after further analysis, could result in a material charge to operations. Inherent in the Company’s fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the inherent risk in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions could cause a change in the results of the tests, which could cause the fair value of the reporting unit to be less than its respective carrying amount.

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

Redeemable Preferred Stock

The Company classifies convertible preferred stock that is redeemable at the stockholder’s discretion as mezzanine equity. In a private offering in 2019, the Company issued and sold 69,565 shares of its Series E Convertible Preferred Stock, par value $0.001 per share (“Series E Preferred Stock”) to two stockholders who owned over 60% of the outstanding shares of common stock of the Company for a share price of $57.50 per share and a par value of $0.001 per share. Each share of the Series E Preferred Stock was convertible into 100 shares of BIOLASE common stock upon exercise. All 69,565 shares of Series E Preferred Stock were automatically converted into 6,956,500 shares of common stock upon receipt of the requisite approval at the Company’s 2020 annual meeting of stockholders (the “2020 Annual Meeting”). Upon conversion based on its original terms, the Company recorded the exchange of Series E Preferred Stock of approximately $4.0 million for common stock, with no charge in retained earnings. As of December 31, 2020 and 2019, 0 and 69,565 shares of Series E Preferred Stock were issued and outstanding, respectively. Additional details are discussed further in Note 8 to these consolidated financial statements.

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

Revenue from products and services transferred to customers at a single point in time accounted for 81%, 81%, and 86% of net revenue for the years ended December 31, 2020, 2019, and 2018, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale laser systems, imaging systems, and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 19%, 19%, and 14% of net revenue for the years ended December 31, 2020, 2019, and 2018, respectively. The majority of our revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled $0.7 million and $0.6 million as of December 31, 2020 and 2019, respectively.

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

	December 31,
	2020	2019
Undelivered elements (training, installation, product and support services)	$670	$559
Extended warranty contracts	1,609	2,063
Deferred royalties	—	—
Total deferred revenue	2,279	2,622
Less: long-term portion of deferred revenue	374	385
Deferred revenue – current	$1,905	$2,237

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables in the years ended December 31, 2020 and 2019.

The amount of revenue recognized during the years ended December 31, 2020 and 2019 that was included in the opening contract liability balance related to undelivered elements was $0.3 million and $0.5 million, respectively. The amounts related to extended warranty contracts was $2.0 million and $2.1 million, for the years ended December 31, 2020 and 2019, respectively. There were no deferred royalties for the years ended December 31, 2020 and 2019, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
United States	$16,195	$22,814	$28,661
International	6,585	14,985	17,494
	$22,780	$37,799	$46,155

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Revenue recognized over time	$4,314	$7,174	$6,441
Revenue recognized at a point in time	18,466	30,625	39,714
Total	$22,780	$37,799	$46,155

The Company’s sales by end market is as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
End-customer	$16,195	$25,173	$30,478
Distributors	6,585	12,626	15,677
	$22,780	$37,799	$46,155

Shipping and Handling Costs and Revenues

Shipping and freight costs are treated as fulfillment costs. For shipments to end-customers, the customer bears the shipping and freight costs and has control of the product upon shipment. For shipments to distributors, the distributor bears the shipping and freight costs, including insurance, tariffs and other import/export costs.

Provision for Warranty Expense

The Company provides warranties against defects in materials and workmanship of its laser systems for specified periods of time. For the years ended December 31, 2020 and 2019, laser systems sold were covered by the warranty for a period of up to two years from the date of sale by the Company or the distributor to the end-user. For Waterlase systems sold domestically and purchased in 2017 or later, the Company decreased the warranty period from two years to one year. Laser systems sold internationally are covered by the warranty for a period of up to 28 months from the date of sale to the international distributor. Estimated warranty expenses are recorded as an accrued liability with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long-term warranty accrual. The Company’s overall accrual is based on its historical experience and management’s expectation of future conditions, taking into consideration the location and type of customer and the type of laser, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. Additional factors that may impact the Company’s warranty accrual include changes in the quality of materials, leadership and training of the production and services departments, knowledge of the lasers and workmanship, training of customers, and adherence to the warranty policies. Additionally, an increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the accrual and a decrease in gross profit. All imaging products are initially covered by the manufacturer’s warranties. However, the Company offers extended warranties on certain imaging products.

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties are included within accrued liabilities and were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance, January 1	$1,110	$1,308	$1,190
Provision for estimated warranty cost	1,047	806	901
Warranty expenditures	(1,025)	(1,004)	(783)
Balance, December 31	1,132	1,110	1,308
Less: long-term portion of warranty accrual	384	245	447
Current portion of warranty accrual	$748	$865	$861

Advertising Costs

Advertising costs are expensed as incurred and totaled $0.6 million, $0.5 million and $0.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Engineering and Development

Engineering and development expenses are generally expensed as incurred and consist of engineering personnel salaries and benefits, prototype supplies, contract services, and consulting fees related to product development.

Stock-Based Compensation

During the years ended December 31, 2020, 2019, and 2018, the Company recognized compensation cost related to stock options of $3.4 million, $2.7 million, and $2.8 million, respectively, based on the grant-date fair value. In 2020, $0.9 million of the total stock compensation cost related to performance-based awards was recognized as a liability. The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cost of revenue	$297	$293	$420
Sales and marketing	789	557	535
General and administrative	2,042	1,662	1,440
Engineering and development	242	230	373
	$3,370	$2,742	$2,768

As of December 31, 2020 and 2019, the Company had $1.0 million and $2.7 million, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under its existing plans. The $1.0 million in cost is expected to be recognized over a weighted-average period of 1 year as of December 31, 2020.

Stock-based compensation expense is estimated at the grant date of the award, is based on the fair value of the award and is recognized ratably over the requisite service period of the award. For restricted stock units (“RSUs”) the Company estimates the fair value of the award based on the number of awards and the fair value of BIOLASE common stock on the grant date, and applies an estimated forfeiture rate. For stock options, the Company estimates the fair value of the option award using the Black-Scholes option pricing model. This option-pricing model requires the Company to make several assumptions regarding the key variables used to calculate the fair value of its stock options. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their grant dates. Since July 1, 2005, the Company has used a dividend yield of zero, as it does not intend to pay cash dividends on its common stock in the foreseeable future. The most critical assumptions used in calculating the fair value of stock options is the expected life of the option and the expected volatility of BIOLASE common stock. The expected life is calculated in accordance with the simplified method, whereby for service-based awards the expected life is calculated as a midpoint between the vesting date and expiration date. The Company uses the simplified method, as there is not a sufficient history of share option exercises. For performance-based awards, the expected life equals the life of the award. Management believes that the historic volatility of the BIOLASE common stock is a reliable indicator of future volatility, and accordingly, a stock volatility factor based on the historical volatility of the BIOLASE common stock over a lookback period of the expected life is used in approximating the estimated volatility of new stock options. Compensation expense is recognized using the straight-line method for all service-based employee awards and graded amortization for all performance-based awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations. Forfeitures are estimated at the time of the grant and revised in subsequent periods as actual forfeitures differ from those estimates. The Company applied a forfeiture rate of 10.87% and 49.43% to awards granted to executives and employees, respectively, during the year ended December 31, 2020. The Company’s forfeiture rates applied to awards granted to executives and employees during the year ended December 31, 2019 were 10.3% and 48.73% and during the year ended December 31, 2018, were 7.28% and 45.31%, respectively.

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended December 31,
	2020	2019	2018
Expected term (years)	5.51	5.97	5.87
Volatility	103%	85%	81%
Annual dividend per share	$—	$—	$—
Risk-free interest rate	0.37%	2.55%	2.54%

Income Taxes

Based upon the Company’s operating losses during 2020, 2019, and 2018 and the available evidence, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2020 will not be realized in the near term. Consequently, we have established a valuation allowance against our net deferred tax asset totaling $56.0 million and $53.2 million as of December 31, 2020 and 2019, respectively. In this determination, we considered factors such as our earnings history, future projected earnings, and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

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

Outstanding stock options, restricted stock units and warrants to purchase approximately 61,122,000, 6,922,000, and 5,862,000 shares were not included in the calculation of diluted loss per share amounts for the years ended December 31, 2020, 2019, and 2018, respectively, as their effect would have been anti-dilutive. Also excluded in the calculation of diluted loss per share amount for the year ended December 31, 2020, are the 2,205,000 shares of BIOLASE common stock that will be issued upon conversion of the 882 shares of Series F Convertible Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”), discussed further in Note 8, as their effect would have been anti-dilutive.

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

Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions and improve consistency of application, including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update will be effective beginning with fiscal year 2021, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. This standard is effective for the Company beginning on January 1, 2022, with early adoption permitted only in the first quarter of 2021. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.

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

NOTE 3 — SUPPLEMENTARY BALANCE SHEET INFORMATION

Accounts Receivable, net:

	December 31,
(in thousands):	2020	2019
Trade	$3,059	$8,760
Royalties	—	—
Total receivables, net	$3,059	$8,760

Accounts receivable is net of allowances for doubtful accounts of $4.0 million and $2.5 million and sales returns of $0.3 and $0.2 million at December 31, 2020 and 2019, respectively.

Inventory:

	December 31,
(in thousands):	2020	2019
Raw materials	$3,721	$3,689
Work-in-process	1,158	1,064
Finished goods	6,278	6,242
Inventory	$11,157	$10,995

Inventory includes write-downs for excess and obsolete inventory totaling $0.8 million and $1.3 million at December 31, 2020 and 2019, respectively. Write-downs for excess and obsolete inventory resulted in expense of $1.3 million, $15 thousand and $0.1 million during the years ended December 31, 2020, 2019, and 2018, respectively.

Prepaid expenses and other current assets:

	December 31,
(in thousands):	2020	2019
Prepaid insurance	$947	$799
Receivable for warrants exercised	1,498	0
Other	573	364
Prepaid expenses and other current assets	$3,018	$1,163

Property, Plant, and Equipment, net:

	December 31,
(in thousands):	2020	2019
Building	$229	$209
Leasehold improvements	52	2,004
Equipment and computers	7,477	7,479
Furniture and fixtures	465	634
Construction in progress	46	27
Total property, plant, and equipment before depreciation and land	8,269	10,353
Less: accumulated depreciation	(7,664)	(9,322)
Total property, plant, and equipment, net before land	605	1,031
Land	177	162
Property, plant, and equipment, net	$782	$1,193

During the year ended December 31, 2020, the Company disposed of leasehold improvements related a property that was vacated upon lease expiration. The Company did not recognize any impairments on property, plant, and equipment during the years ended December 31, 2020, 2019 and 2018.

Accrued Liabilities:

	December 31,
	2020	2019
Payroll and benefits	$3,552	$1,726
Warranty accrual, current portion	748	865
Taxes	165	242
Accrued professional services	281	330
Accrued insurance premium	885	546
Lease liability	305	323
Other	731	712
Accrued liabilities	$6,667	$4,744

The CARES Act allows employers to defer the deposit and payment of the employer's share of Social Security taxes through December 31, 2020. Under the CARES Act, the Company deferred $0.4 million as of December 31, 2020. The deferred liability is included in accrued payroll and benefits.

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. No events have occurred that triggered further impairment testing of the Company’s intangible assets and goodwill during the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020 and 2019, the Company had goodwill (indefinite life) of $2.9 million. As of December 31, 2020 and 2019, all intangible assets have been fully amortized and there was no amortization expense for the respective years.

The following table presents the details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2020
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

The following table presents the current and deferred provision for income taxes for the years ended December 31 (in thousands):

	2020	2019	2018
Current:
Federal	$—	$—	$—
State	26	23	14
Foreign	101	73	90
	127	96	104
Deferred:
Federal	—	(12)	(41)
State	—	—	—
Foreign	1	(128)	—
	1	(140)	(41)
	$128	$(44)	$63

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2020	2019	2018
Statutory regular federal income tax rate	(21.0)%	(21.0)%	(21.0)%
Change in valuation allowance	16.1%	35.0%	28.6%
State tax benefit (net of federal benefit)	(4.8)%	(7.0)%	(3.1)%
Research credits	0.6%	2.1%	(1.7)%
Foreign amounts with no tax benefit	(0.1)%	—%	—%
Non-deductible expenses	(4.1)%	2.4%	0.3%
Effect of change in rate	9.7%	(20.0)%	0.5%
Expired net operating loss carryforwards	3.7%	10.7%	—%
Other	0.6%	(2.6)%	(3.3)%
Total	0.7%	(0.4)%	0.3%

The components of the deferred income tax assets and liabilities as of December 31 (in thousands):

	2020	2019
Capitalized intangible assets for tax purposes	$(38)	$(38)
Reserves not currently deductible	2,094	1,384
Deferred revenue	139	44
Stock options	4,813	4,694
State taxes	3	5
Income tax credits	3,333	3,429
Inventory	858	974
Property and equipment	166	302
Unrealized gain on foreign currency	105	111
Disallowed Interest	1,128	708
Lease liability	518	129
Net operating losses	44,345	42,527
Total deferred tax assets	57,464	54,269
Valuation allowance	(56,035)	(53,222)
Net deferred tax assets	1,429	1,047
Capitalized intangible assets	(664)	(708)
Right of use asset	(492)	(109)
Other	(221)	(179)
Total deferred tax liabilities	(1,377)	(996)
Net deferred tax assets	$52	$51

Based upon the Company’s operating losses incurred for each of three years ended December 31, 2020, and the available evidence, the Company has established a valuation allowance against its net deferred tax assets in the amount of $56.0 million as of December 31, 2020. Management considered factors such as the Company’s earnings history, future projected earnings, and tax planning strategies. If sufficient evidence of the Company’s ability to generate sufficient future taxable income tax benefits becomes apparent, the valuation allowance may be reduced, thereby resulting in tax benefits in the statement of operations and additional paid-in-capital. Management evaluates the potential realization of the Company’s deferred tax assets and assesses the need for reducing the valuation allowance periodically.

As of December 31, 2020, the Company had net operating loss (“NOL”) carryforwards for federal and state purposes of approximately $179.1 million and $110.1 million, respectively, which will begin to expire in 2022. The utilization of NOL and credit carryforwards may be limited under the provisions of the Internal Revenue Code (“IRC”) Section 382 and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. As of December 31, 2020, the Company had research and development tax credit carryforwards for federal and state purposes of approximately $2.1 million and $2.1 million, respectively, which will begin to expire in 2021 through for federal purposes and will carry forward indefinitely for state purposes. An updated analysis may be required at the time the Company begins utilizing any of its net operating losses to determine if there is an IRC Section 382 limitation.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2018	$568
Additions for tax positions related to the prior year	—
Lapse of statute of limitations	(59)
Balance at January 1, 2019	509
Additions for tax positions related to the prior year	—
Lapse of statute of limitations	—
Balance at January 1, 2020	509
Additions for tax positions related to the prior year	—
Lapse of statute of limitations	—
Balance at December 31, 2020	$509

The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained. The Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2020 and 2019, the Company does not have liability for potential penalties or interest. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2017 through 2020 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2017 through 2020 tax years remain subject to examination by their respective tax authorities.

The 2017 Act subjects a U.S, stockholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. The current income related to the GILTI inclusion in 2020 is $15 thousand.

NOTE 6 — DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	December 31,
	2020	2019
SWK Loan	$14,300	$15,000
PPP Loan	2,980	—
EIDL Loan	150	—
Discount and debt issuance costs on SWK Loan	(1,244)	(1,534)
Total	16,186	13,466
Current term loans, net of discount	—	13,466
Non current term loans, net of discount	$16,186	$—

Lines of Credit

Pacific Mercantile Bank

On October 28, 2019, the Company entered into a loan and security agreement (the “PMB Loan Agreement”) with Pacific Mercantile Bank, as lender ( “PMB”), which provides for a revolving line of credit in a maximum principal amount not to exceed the lesser of (i) $3 million or (ii) the sum of 90% of the Eligible Accounts (as defined in the PMB Loan Agreement) plus 75% of the Eligible Inventory (as defined in the PMB Loan Agreement, and subject to certain limitations set forth therein); provided that the maximum principal amount of the loan under the PMB Loan Agreement (the “PMB Loan”) may be reduced from time to time in PMB’s good faith business judgment as set forth in the PMB Loan Agreement. Borrowings under the PMB Loan may be used for working capital. The PMB Loan matures on October 28, 2021, unless earlier terminated.

The Company’s obligations under the PMB Loan are secured by a security interest in substantially all of the Company’s property. No borrowings may be made under the PMB Loan Agreement unless and until Exim Bank agrees to guarantee the PMB Loan and the Company has entered into a borrower agreement with Exim Bank.

Borrowings under the PMB Loan bear interest at a daily rate equal to the prime rate published in the Wall Street Journal, plus 1.5% per annum; provided, that the interest rate in effect on any day shall not be less than 6.0% per annum. Additionally, the Company is required to pay an initial and annual fee of $52,500 to Exim Bank.

The PMB Loan Agreement requires the Company to maintain unrestricted cash at PMB plus unused availability under the PMB Loan in an amount equal to at least the Burn Rate. “Burn Rate” means the Company’s net profit/net loss plus depreciation plus amortization plus stock-based compensation, measured on a trailing three month basis. In addition, the PMB Loan Agreement contains customary affirmative and negative covenants for financings of its type (subject to customary exceptions).

The PMB Loan Agreement provides that the occurrence of any of the following events (subject to applicable cure periods, if any) will constitute an event of default: payment default, loans in excess of the credit limit, breach of representation or warranty, covenant breach, incurrence of certain liens, certain events with respect to the collateral, cross-defaults to certain other indebtedness or obligations secured by liens, a Material Adverse Change (as defined in the PMB Loan Agreement) or a breach of a material agreement that may reasonably result in a Material Adverse Change, final judgement in excess of a certain monetary threshold, certain events of bankruptcy or insolvency, any guarantee or pledge ceasing to be in effect, payment of certain subordinated debt, a Change in Control (as defined in the PMB Loan Agreement), a change in the Company’s President, Chief Executive Officer, or Chief Financial Officer under certain circumstances, a change in two or more members of the BIOLASE board of directors (the “Board”) within 90 days under certain circumstances, or any felony indictment of any of the Company’s directors, officers or significant stockholders. Upon the occurrence and during the continuation of an event of default, PMB may exercise any remedies available to it, including accelerating the repayment of the PMB Loan.

In May 2020 it was determined that the Company was not in compliance with the minimum unrestricted cash requirement under the PMB Loan’s existing covenants as of March 31, 2020. In July 2020, the Company obtained a waiver for the covenant violation and entered into the First Amendment to the PMB Loan Agreement (the “PMB First Amendment”). Under the PMB First Amendment, the Company obtained a forbearance waiving non-compliance through August 1, 2020 subject to certain conditions. In addition, the PMB First Amendment loan covenants were modified to require (a) the Company to receive on or before July 31, 2020, net cash proceeds in the amount of at least $8.0 million from the issuance of equity securities and to deposit such funds into accounts maintained by PMB and (b) the Company to maintain unrestricted cash at PMB in an aggregate amount of $1.5 million.

As of December 31, 2020, the Company had no balances outstanding and had approximately $2.3 million of availability under the PMB Loan.

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

On September 27, 2018, the Borrower and Western Alliance entered into a Business Financing Modification Agreement which reduced the credit limit under the Business Financing Agreement to $2.5 million and extended the due date of the $1.5 million advance to March 6, 2018. In connection with the agreement, the Original Western Alliance Warrants were terminated and the Company issued to Western Alliance new warrants (the “Western Alliance Warrants”) to purchase up to 56,338 shares of its common stock. The Western Alliance Warrants were immediately exercisable and expire on September 27, 2028. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price less than $2.13 per share.

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

On November 9, 2018, all outstanding borrowings, accrued interest and fees under the Business Financing Agreement were repaid with a portion of the proceeds under the Credit Agreement, and the Business Financing Agreement was terminated. The Company recorded approximately $0.1 million of interest expense including unamortized debt issuance costs that were written-off upon extinguishment of the debt. The warrants held by Western Alliance remain outstanding and are classified in equity in the consolidated balance sheet under ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) as of December 31, 2020 and 2019.

Paycheck Protection Program Loan

On April 14, 2020, we were granted a loan (the “PPP Loan”) under the Paycheck Protection Program from PMB in the aggregate amount of $2,980,000, pursuant to the Paycheck Protection Program under the CARES Act.

The PPP Loan, which was in the form of a note dated April 13, 2020 issued by BIOLASE, matures on April 13 2022 and bears interest at a rate of 1.0% per annum. Interest is payable monthly commencing on November 1, 2020. The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company recorded the principal amount of approximately $3.0 million due on the PPP Loan in non current term loans in the consolidated balance sheet as of December 31, 2020. Interest on the PPP Loan was not material. The Company believes it used the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

In July 2020, the Company amended the provisions of its PPP Loan. The amendment modifies the original payment deferment period from six months to the date that the SBA remits the Company’s loan forgiveness to PMB or if no forgiveness is requested to ten months after the end of the 24-week measurement period. The amendment also increased the amount of non payroll costs eligible for loan forgiveness from 25% to 40%. During 2020, the Company requested forgiveness in accordance with the application requirements. As of the date of this filing, the Company has not received a reply to its request and there can be no assurance that such PPP Loan will be forgiven.

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

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (“Credit Agreement”) with SWK Funding, LLC (“SWK”), pursuant to which the Company borrowed $12.5 million (“SWK Loan”). The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement, repayment of the loan is interest-only for the first two years, paid quarterly with the option to extend the interest-only period. Principal repayments will begin in the first quarter of 2021 and will be approximately $0.7 million quarterly until the loan matures in the fourth quarter of 2023. The loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus 10% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists. Approximately $0.9 million of the proceeds from the SWK Loan were used to pay off all amounts owed to Western Alliance under the Business Financing Agreement. The Company plans used the remaining proceeds to provide additional working capital to fund its growth initiatives.

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

In connection with the SWK Loan, the Company paid approximately $1.0 million in debt issuance costs, including a $0.2 million loan origination fee, a $0.4 million finder’s fee, and $0.4 million in legal and other fees for the year ended December, 31, 2018. These costs were recognized as a discount on the SWK Loan and are being amortized on a straight-line basis over the loan term which approximates the effective-interest method.

The Company recognized approximately $1.8 million and $2.2 million in interest expense relating to the SWK Loan for the years ended December 31, 2020 and 2019. The weighted-average interest rate for the year ended December 31, 2020 and 2019 was approximately 12.5%.

As of March 31, 2019, the Company was not in compliance with certain covenants in the Credit Agreement and in May 2019, SWK granted the Company a waiver of such covenants. On May 7, 2019, the Company and SWK agreed to amend the Credit Agreement (the “First Amendment) to increase the total commitment from $12.5 million to $15.0 million, and to revise the financial covenants to (i) adjust minimum revenue and EBITDA levels, (ii) require the Company to have a shelf registration statement declared effective by the Securities and Exchange Commission before September 30, 2019, with a proposed maximum aggregate offering price of at least $10.0 million if the Company does not reach set minimum revenue levels for the three-month period ended September 30, 2019, and (iii) require minimum liquidity of $1.5 million at all times. The First Amendment provided that if aggregate minimum revenue and EBITDA levels were not achieved by September 30, 2019, the minimum liquidity requirement would be increased to $3.0 million, until the Company has obtained additional equity or debt funding of no less than $5.0 million. The Company borrowed the additional $2.5 million during the year ended December 31, 2019.

In connection with the amendment, the Company paid to SWK loan origination and other fees of approximately $0.1 million payable in cash and approximately $0.2 million in additional SWK Warrants (as defined below) to purchase the BIOLASE common stock. The Company paid an additional finder’s fee to Deal Partners Group (“DPG”) of approximately $0.1 million in cash and $0.1 million in additional DPG Warrants (the “DPG Warrants”) to purchase BIOLASE common stock. The Company accounted for the First Amendment as a modification to existing debt and as a result, recognized the amounts paid to SWK in cash and warrants as additional debt issuance costs. Amounts paid to DPG in cash and warrants relating to the First Amendment were expensed as incurred in the Company’s consolidated statement of operations for the year ended December 31, 2019.

On September 30, 2019, the Company entered into the Second Amendment to the Credit Agreement with SWK (the “Second Amendment”), in connection with that certain Credit Agreement, by and among the Company, SWK, and the lender parties thereto. The Second Amendment amends the Credit Agreement to provide for a permitted inventory and accounts receivable revolving loan facility, secured by a first lien security interest in the Company’s inventory and accounts receivable, with a maximum principal amount of $5 million and with such other material terms and conditions acceptable to SWK in its commercially reasonable discretion. In addition, SWK agreed to waive the effect of the Company’s non-compliance with certain unencumbered liquid assets financial operating covenants as set forth in the Credit Agreement, and SWK agreed to forbear from exercising rights and remedies otherwise available to it in the event of such non-compliance through October 31, 2019, or earlier in the event that an additional equity or subordinated debt financing was consummated with gross proceeds of not less than $5 million, or in the event of a default under the Credit Agreement.

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

As of December 31, 2019, the Company was not in compliance with debt covenants, and in March 2020, the Company obtained a waiver as part of a Fourth Amendment to the Credit Agreement (the “Fourth Amendment”). Because the Company did not anticipate it would regain compliance by March 31, 2020, the Company presented the SWK Loan as a current liability in the December 31, 2019 consolidated balance sheet. Additionally, there were uncertainties surrounding the impact of the COVID-19 pandemic on our financial results.

On May 15, 2020, the Company entered into a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment modified the Credit Agreement by providing for minimum consolidated unencumbered liquid assets of $1.5 million prior to June 30, 2020 and $3.0 million on or after June 30, 2020; providing for a minimum aggregate revenue target of $41.0 million for the 12-month period ending June 30, 2020, a related waiver of such minimum revenue target in the event that the Company raised equity capital or issued subordinated debt of not less than $10.0 million on or prior to June 30, 2020, and quarterly revenue targets; and providing for a minimum EBITDA target of ($7.0 million) for the 12-month period ending June 30, 2020, a related waiver of such minimum EBIDTA target in the event that the Company raised equity capital or issued subordinated debt of not less than $10.0 million on or prior to June 30, 2020, and quarterly EBITDA targets.

On August 12, 2020, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. Under the Sixth Amendment, the interest only period on the SWK Loan was extended through May 2022, the loan maturity date was extended to May 9, 2024, the financial covenants were amended and restated to exclude the remainder of 2020, and a $0.7 million repayment of the principal amount was required upon execution of the Sixth Amendment.

In connection with each amendment to the Credit Agreement, the Company paid an amendment fee of $25,000 per amendment. These fees are being amortized over the remaining life of the SWK Loan as of the date of each amendment.

As of December 31, 2020, the Company was in compliance with debt covenants of the Credit Agreement.

SWK Warrants

In connection with the Credit Agreement, on November 9, 2018, the Company issued to SWK warrants (the “SWK Warrants”) to purchase up to 372,023 shares of BIOLASE common stock. The SWK Warrants were immediately exercisable and expire on November 9, 2026. The exercise price of the SWK Warrants is $1.34, which was the average closing price of BIOLASE common stock for the ten trading days immediately preceding November 9, 2018. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the SWK Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%; and resulted in an estimated fair value of $0.4 million.

In November 2019, these warrants were consolidated and the exercise price was adjusted to $1.00, and in March 2020, the exercise price was adjusted a second time to $0.49. The impact of both reprice events was de minimis to the consolidated financial statements. In connection with the Fifth Amendment, the Company entered into a Third Amendment to the SWK Warrant Agreement. Under this amendment, the Company granted to SWK 63,779 additional common stock warrants at an exercise price of approximately $0.39198. All other terms and conditions to the additional warrants were the same as those previously granted. The Company also revised the exercise price of the 487,198 common stock warrants held by SWK to $0.39198. The Company measured the fair value of the 63,779 warrants granted using the Black-Scholes. The fair value of the additional warrants and the aggregate impact of the exercise price adjustments in previous amendments to the Warrant Agreement were less than $0.1 million and not material to the consolidated financial statements. Due to the repricing that occurred in the second quarter of 2020, the down round features of these warrants was not triggered by the Company’s June 2020 sale of common stock. See Note 8 for additional information.

DPG Warrants

In connection with the SWK Loan, the Company paid a finder’s fee to DPG of $0.1 million cash and issued the DPG Warrants on November 9, 2018 to purchase up to 279,851 shares of common stock and on May 7, 2019 to purchase up to 34,552 shares of BIOLASE common stock. The DPG Warrants were immediately exercisable and expire 7 years after the applicable issuance date. The exercise price of the DPG Warrants issued on November 9, 2018 is $1.34, and the exercise price of the DPG warrants issued on May 7, 2019 is $2.17, both of which were based on the average closing price of BIOLASE common stock for the ten trading days immediately preceding the applicable issuance date. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should BIOLASE issue shares at a price per share less than the exercise price. The fair value of the 279,851 DPG Warrants issued on November 9, 2018 was $0.3 million, estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%. The fair value of the 34,552 DPG Warrants issued on May 7, 2019 was $0.1 million, estimated using a binomial option-pricing model with the following assumptions: expected term of 8 years; volatility of 80.73%; annual dividend per share of $0.00; and a risk-free rate of 2.37%. In 2019, the DPG Warrants were repriced as a result of the sale of shares of BIOLASE common stock at a price of $0.5750 per share during the Company’s public offering in October 2019. The exercise price of the DPG Warrants issued on November 9, 2018 was adjusted from $1.34 per share to $0.8767 per share and the exercise price of the DPG Warrants issued on May, 2019 was adjusted from $2.17 per share to $1.4197 per share. The impact of the reprice was de minimis to our consolidated financial statements. The June 2020 sale of common stock triggered the down round features of these warrants, and in August 2020, the Company adjusted the exercise price of these warrants to $0.62 and $0.38 per share. The impact of this reprice was not material.

The value of both the SWK Warrants and the DPG Warrants was recognized as a discount on the SWK Loan and is being amortized on a straight-line basis which approximates the effective-interest method, over the loan term of five years. Additionally, based on the adoption of ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) in the fourth quarter of 2018, the SWK Warrants and the DPG Warrants are classified as equity in the consolidated balance sheet as of December 31, 2020 and 2019.

The future minimum principal payments as of December 31, 2020, are as follows (in thousands):

	Principal	Interest (1)
2021	$—	1,795
2022	5,080	1,760
2023	2,803	1,390
2024	9,403	1,896
2025 and thereafter	143	81
Total future payments	$17,429	$6,922

(1) Estimated using LIBOR rates as at December 31, 2020

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Leases

The Company enters into operating leases primarily for real estate, office equipment, and fleet vehicles. Lease terms generally range from one to five years, and often include options to renew for one year. The Company leases its 11,000 square foot corporate headquarters pursuant to a lease that expires on December 31, 2025 and leases a manufacturing facility located in Corona, California, which expires on June 30, 2025. The Company also leases additional office space and certain office equipment under various operating lease arrangements.

On January 1, 2019, the Company adopted Leases (Topic 842), using the modified-retrospective approach, and as a result recognized a right-of-use asset of approximately $0.8 million as adjusted for deferred rent at the date of adoption of $0.2 million, and a lease liability of approximately $1.0 million. No cumulative-effect adjustment to retained earnings was required upon adoption of Topic 842. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate (“IBR”) to determine the present value of the lease payments and on the date of adoption, the Company determined its IBR to be 12.78%. This rate was based on the Company’s financing of the SWK Loan which is a collateralized loan, and was based on prevailing market rates during the fourth quarter of 2018.

On January 22, 2020, the Company entered into a five-year real property lease agreement for an approximately 11,000 square foot facility in Corona, California and moved its manufacturing operations. The lease commenced on July 1, 2020.

On February 4, 2020, the Company also entered into a 66 month real property lease agreement for office space of approximately 11,000 square feet of office space in Foothill Ranch, California. The lease commenced on July 1, 2020.

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

	December 31,
	2020	2019
Cash paid for operating lease liabilities	$489	$797
Right-of-use assets obtained in exchange for new operating lease obligations	1,976	803
Weighted-average remaining lease term	4.8	0.6
Weighted-average discount rate	12.3%	12.8%

Lease expense consists of payments for real property, office copiers, and IT equipment. The Company recognizes payments for non-lease components such as common area maintenance in the period incurred. As of December 31, 2020, the Company had no leases that had not commenced.

Future minimum rental commitments under lease agreements, as of December 31, 2020, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

		December 31,
2021		$549
2022		573
2023		587
2024		587
2025 and thereafter		489
		2,785
Less imputed interest		(706)
Total lease liabilities		$2,079

	December 31,
	2020	2019
Current operating lease liabilities, included in accrued liabilities	$305	$323
Non current lease liabilities	1,774	4
Total lease liabilities	$2,079	$326

Rent expense totaled $0.7 million, $0.8 million and $0.8 million in each of the years ended December 31, 2020, 2019, and 2018, respectively.

Employee Arrangements and Other Compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $2.0 million and $3.0 million at December 31, 2020 and 2019, respectively. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of December 31, 2020 and 2019, $0.8 million and $0.2 million was accrued for performance bonuses, which is included in accrued liabilities in the consolidated balance sheets. See Note 8 for additional information relating to specific stock-based compensation awards.

Purchase Commitments

The Company generally purchases components and subassemblies for its products from a limited group of third-party suppliers through purchase orders. The Company had $11.4 million of purchase commitments as of December 31, 2020, for which the Company has not received the goods or services and which is expected to be purchased primarily within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule, or adjust requirements prior to supplier fulfillment.

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

Intellectual Property Litigation

On April 24, 2012, CAO Group, Inc. (“CAO”) filed a lawsuit against BIOLASE in the District of Utah alleging that BIOLASE’s ezlase dental laser infringes on U.S. Patent No. 7,485,116 (the “116 Patent”). On September 9, 2012, CAO amended its complaint, adding claims for (1) business disparagement/injurious falsehood under common law and (2) unfair competition under 15 U.S.C. Section 1125(a). The additional claims stemmed from a press release that BIOLASE issued on April 30, 2012, which CAO claimed contained false statements that were disparaging to CAO and its diode product. The amended complaint sought injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest. Until January 24, 2018, this lawsuit was stayed in connection with United States Patent and Trademark Office proceedings relating to the 116 Patent, which proceedings ultimately culminated in a January 27, 2017 decision by the United States Court of Appeals for the Federal Circuit, affirming the findings of the Patent Trial and Appeal Board, which were generally favorable to the Company. On January 25, 2018, CAO moved for leave to file a second amended complaint to add certain claims, which filing the Company did not oppose.

On January 23, 2018, CAO filed a lawsuit against BIOLASE in the Central District of California alleging that BIOLASE’s diode lasers infringe on U.S. Patent Nos. 8,337,097, 8,834,497, 8,961,040 and 8,967,883. The complaint sought injunctive relief, treble damages, attorneys’ fees, punitive damages, and interest.

On January 25, 2019 (the “Effective Date”), BIOLASE entered into a settlement agreement (the “Settlement Agreement”) with CAO. Pursuant to the Settlement Agreement, CAO agreed to dismiss with prejudice the lawsuits filed by CAO against the Company in April 2012 and January 2018. In addition, CAO granted to the Company and its affiliates a non-exclusive, non-transferable (except as provided in the Settlement Agreement), royalty-free, fully-paid, worldwide license to the licensed patents for use in the licensed products and agreed not to sue the Company, its affiliates or any of its manufacturers, distributors, suppliers or customers for use of the licensed patents in the licensed products, and the parties agreed to a mutual release of claims. The Company agreed (i) to pay to CAO, within five days of the Effective Date, $500,000 in cash, (ii) to issue to CAO, within 30 days of the Effective Date, 500,000 restricted shares of BIOLASE common stock (the “Stock Consideration”), and (iii) to pay to CAO, within 30 days of December 31, 2021, an amount in cash equal to the difference (if positive) between $1,000,000 and the value of the Stock Consideration as of December 31, 2021. The Stock Consideration vests on December 31, 2021, the measurement date, and is payable in January 2021, subject to the terms of a restricted stock agreement to be entered into between the parties. The Company recognized a $1.5 million contingent loss on patent litigation settlement in its statement of operations for the year ended December 31, 2018. In January 2019, the Company paid CAO $500,000 in cash. On January 31, 2019, the case was dismissed with prejudice. As of December 31, 2020, the Company did not record any gain or loss on patent litigation which represents the change in fair value of the restricted stock to be issued to CAO. As of December 31, 2020, the total accrued liability is $1.0 million and is included in other long-term liabilities in the consolidated balance sheet.

NOTE 8 —REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Board, without further stockholder authorization, may issue from time to time up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, 69,565 shares are designated as Series E Participating Convertible Preferred Stock, and 18,000 shares have been designated as Series F Convertible Preferred Stock.

Redeemable Preferred Stock

In 2019, the Company sold 69,565 shares of Series E Preferred Stock in a private offering. All 69,565 shares of Series E Preferred Stock were automatically converted into 6,956,500 shares of BIOLASE common stock upon receipt of the requisite approval at the 2020 Annual Meeting. Upon conversion based on its original terms, the Company recorded the exchange of Series E Preferred Stock of approximately $4.0 million for common stock, with no charge in retained earnings. As of December 31, 2020 and 2019, 0 and 69,565 shares of Series E preferred Stock were issued and outstanding, respectively.

The shares of Series E Preferred Stock were offered in reliance upon exemptions from registration under the Securities Act of 1933, as amended, afforded by Regulation D and corresponding provisions of state securities laws. The Company subsequently filed a registration statement with the SEC to register the resale of the shares of BIOLASE common stock underlying the Series E Preferred Stock.

Series F Convertible Preferred Stock

On July 23, 2020, the Company consummated the sale of an aggregate of 18,000 shares of Series F Preferred Stock and 45,000,000 warrants (the “July 2020 Warrants”), with each warrant exercisable for one share of BIOLASE common stock, through a registered rights offering the Company completed on July 22, 2020 (the “Rights Offering”). Each share of Series F Preferred Stock is convertible at the Company’s option at any time on or after July 22, 2021 or at the option of the holder at any time, into the number of shares of BIOLASE common stock determined by dividing the $1,000 stated value per share of the Series F Preferred Stock by a conversion price of $0.40 per share. Each share of Series F Preferred Stock is convertible into 2,500 shares of common stock, and each July 2020 Warrant entitles the holder thereof to purchase one share BIOLASE common stock at a conversion price of $0.40 per share.

The gross proceeds from the sale of Series F Preferred Stock and July 2020 Warrants were $18.0 million, before broker fees and related expenses of approximately $1.9 million.

In accordance with applicable accounting standards, the $18.0 million gross proceeds from the Rights Offering were allocated to the Series F Preferred Stock and the July 2020 Warrants in the amount of $2.7 million and $15.3 million, respectively. The allocation was based on the fair value of the July 2020 Warrants of $15.3 million as of the commitment date, with the residual proceeds of $2.7 million allocated to the Series F Preferred Stock.

The Series F Preferred Stock contained a beneficial conversion feature which resulted in a deemed dividend to preferred stockholders of approximately $2.7 million, upon immediate accretion. Additionally, the July 2020 Warrants were recognized as a discount to the Series F Preferred Stock, and upon conversion of approximately 17,000 Series F Preferred Stock to common stock, this discount was accreted and also recognized as a deemed dividend to preferred stockholders in the amount of $14.7 million for the year ended December 31, 2020.

Approximately 882 Series F Preferred Stock remained outstanding as of December 31, 2020.

Common Stock

At the 2020 Annual Meeting, the Company’s stockholders approved a proposal to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of BIOLASE common stock from 40,000,000 shares to 180,000,000 shares. On May 28, 2020, the Company filed the amendment with the Secretary of State of the State of Delaware to effect such increase.

At December 31, 2020, 97,708,502 shares of BIOLASE common stock were issued and 97,663,419 were outstanding.

2019 Public Offering of Common Shares and Private Placement of Unregistered Preferred Shares

On October 29, 2019, the Company consummated the sale of 7,820,000 shares of BIOLASE common stock at a price to the public of $0.5750 per share in a public offering and in addition, granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,173,000 shares of BIOLASE common stock at the public offering price, less the underwriting discount. On October 29, 2019, we also sold to existing investors affiliated with Jack W. Schuler and Oracle Investment Management, Inc. 69,565 unregistered shares of our Series E Participating Convertible Preferred Stock at a price of $57.50 per share in a concurrent private placement. Each share of preferred stock was automatically convertible into 100 shares of common stock at a conversion price equal to $0.5750 per share, subject to customary anti-dilution adjustments, at such time as BIOLASE increased the amount of its authorized common stock to permit the full conversion. At the closing, the Company received approximately $4.2 million in net proceeds from the common stock offering, after deducting the underwriting discount, and approximately $4.0 million in gross proceeds from the concurrent private placement, resulting in total net proceeds from the offering and private placement of approximately $8.2 million. On November 5, 2019, the underwriters exercised their over-allotment option to purchase an additional 1,173,000 shares of BIOLASE common stock at a share price of $0.5750 per share for approximately $0.6 million in net proceeds, after deducting the underwriting discount.

2020 Registered Direct Offering

On June 10, 2020, the Company consummated a registered direct offering of 10,800,000 shares of BIOLASE common stock to certain accredited institutional investors and a concurrent private placement of warrants to purchase 10,800,000 shares of BIOLASE common stock with an exercise price of $0.515 per share (the “June 2020 Warrants”), for a total gross proceeds of $6.9 million. Based on the relative fair value of the common stock, the Company allocated approximately $3.9 million to the common stock.

Stock Dividends

There were no dividends paid or declared in 2020, 2019 or 2018.

Warrants

The Company issues warrants for the sale of its common stock as approved by the Board. As of December 31, 2020, proceeds for warrants exercised in December 2020 were recorded to Other receivables. The proceeds were received in January 2021.

Rights Offering

On July 23, 2020, the Company consummated the Rights Offering issuing 18,000 shares of Series F Preferred Stock and 45,000,000 July 2020 Warrants with an exercise price of $0.40 per share. The initial fair value of the July 2020 Warrants was estimated to be at $0.34 per share using the Black-Scholes pricing model with an expected term of 5 years, market price of $0.44 per share, which is the last closing price of our common stock prior to the transaction date, volatility of 109.8%, a risk free rate of 0.27% and an expected dividend yield of 0. Based on the terms and conditions of the July 2020 Warrants, the Company initially determined that liability classification was appropriate and recognized the fair value of the July 2020 Warrants as a liability. Based on the fair value of the July 2020 Warrants, the Company allocated approximately $2.7 million to the Series F Preferred Stock and $15.3 million to the July 2020 Warrants before issuance costs. Issuance costs of $1.6 million relating to the July 2020 Warrants were recognized as an expense and is recorded in Other (income) expense, net in the consolidated statement of operations for the year ended December 31, 2020.

On September 28, 2020, the warrant agreement with respect to the July 2020 Warrants was amended. The amended terms of the warrants meet the requirements for the warrants’ classification as equity. The fair value upon the amendment was estimated to be $0.21 per share using the Black-Scholes pricing model with an expected term of 5 years, a market price of $0.28 per share, which was the last closing price of our common stock prior to the amendment date, volatility of 109.5%, a risk free rate of 0.26% and an expected dividend yield of 0. On the effective date of the amendment to the warrant agreement, the Company remeasured the fair value of the July 2020 Warrants as described above, reclassified the value of $9.5 million to equity, and recognized the change in fair value as a gain of approximately $5.8 million in the consolidated statement of operations in Other (income) expense, net for the year ended December 31, 2020.

2020 Registered Direct Offering and Concurrent Private Placement

On June 10, 2020, the Company completed the offering of the June 2020 Warrants, concurrent with a registered direct offering of shares of common stock. The June 2020 Warrants are exercisable commencing on the date of their issuance and will expire on June 10, 2025. The combined purchase price for one share of common stock and one June 2020 Warrant in the offering was $0.64. The Company received aggregate gross proceeds of approximately $6.9 million in the concurrent offerings, before deducting fees to the placement agents and other offering expenses of approximately $0.7 million.

Based on the terms and conditions of the June 2020 Warrants, the Company determined that equity classification was appropriate and recognized the values of the common stock and June 2020 Warrants in excess of par in Additional Paid-In Capital. The Company allocated the net proceeds of $6.2 million to the common stock and June 2020 Warrants based on their relative fair values. The fair value of the June 2020 Warrants was estimated to be at $0.42 per share using the Black-Scholes pricing model with an expected term of 5 years, market price of $0.54 which is the last closing price of our common stock prior to the transaction date, volatility of 109.8% and a risk free rate of 0.45% and an expected dividend yield of 0. Based on the relative fair value of the common stock and the June 2020 Warrants, the Company allocated approximately $3.9 million to the common stock and $3.0 million to the June 2020 Warrants before issuance costs.

The following table summarizes warrant activity (in thousands, except per share data):

		Weighted- Average
		Exercise Price
	Shares	Per Share
Warrants outstanding at January 1, 2018	1,225	$9.65
Granted or Issued	760	$2.23
Exercised	—	$—
Forfeited, cancelled, or expired	(52)	$2.36
Warrants outstanding at December 31, 2018	1,933	$9.65
Granted or Issued	150	$2.22
Exercised	—	$—
Forfeited, cancelled, or expired	—	$—
Warrants outstanding at December 31, 2019	2,083	$6.30
Granted or Issued	55,864	$0.42
Exercised	(3,862)	$0.40
Forfeited, cancelled, or expired	(33)	$20.00
Warrants outstanding at December 31, 2020	54,052	$0.62
Warrants exercisable at December 31, 2020	54,052	$0.62
Vested warrants expired during the 12 months ended December 31, 2020	33	$20.00

On March 6, 2018, in connection with the execution of the Original Business Financing Agreement, the Company issued to Western Alliance warrants (the “Original Western Alliance Warrants”) to purchase up to the number of shares of common stock equal to $120,000 divided by the applicable exercise price at the time such warrants are exercised. The Original Western Alliance Warrants are fully vested and exercisable. The Original Western Alliance Warrants may be exercised with a cash payment from Western Alliance, or, in lieu of a cash payment, Western Alliance may convert the warrants into a number of shares, in whole or in part. The initial exercise price of the warrants was $2.35 per share, which was the Reverse Stock Split-adjusted closing market price of BIOLASE common stock on March 6, 2018. On September 27, 2018, the Company entered into the Second Modification Agreement to amend the Original Business Financing Agreement. In connection with the Second Modification Agreement, the Original Western Alliance Warrants were terminated, and the Company issued new Western Alliance Warrants to purchase up to the number of shares of common stock equal to $120,000 divided by the exercise price of $2.13, which was the closing price of BIOLASE common stock on September 27, 2018. The Western Alliance Warrants were immediately exercisable and expire on September 27, 2028. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. As a result of the early-adoption of ASU 2017-11 in the fourth quarter of 2018, the value of these warrants has been recognized in equity in the consolidated balance sheets as of December 31, 2020 and 2019.

On November 9, 2018, in connection with the Credit Agreement, BIOLASE issued to SWK, LLC or its assignees (collectively with SWK, the “Holder”) warrants to purchase up to 372,023 shares of common stock. The exercise price of the SWK Warrants is $1.34 per share, which was the average closing price of common stock for the ten trading days immediately preceding November 9, 2018. The SWK Warrants were immediately exercisable, expire on November 9, 2026 and contain a “cashless exercise feature.” Subject to certain limitations, the Holder has certain piggyback registration rights with respect to the shares that are issued upon exercise of the SWK Warrants. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. As a result of the early-adoption of ASU 2017-11, the value of these warrants has been recognized in equity in the consolidated balance sheets as of December 31, 2020 and 2019.

On November 14, 2018, in connection with the SWK Loan, the Company issued to DPG warrants to purchase up to 279,851 shares of common stock. The exercise price of the DPG Warrants is $1.34 per share, which was the average closing price of common stock for the ten trading days immediately preceding November 9, 2018. The DPG Warrants were immediately exercisable, expire on November 9, 2026 and contain a “cashless exercise feature.” Subject to certain limitations, the Holder has certain piggyback registration rights with respect to the shares that are issued upon exercise of the DPG Warrants. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. As a result of the early-adoption of ASU 2017-11, the value of these warrants has been recognized in equity in the consolidated balance sheet as of December 31, 2020 and 2019.

In 2019 the Company issued 149,727 warrants to purchase common stock at a weighted average exercise price of $2.17 to SWK and DPG. As a result of the early adoption of ASU 2017-11, the value of these warrants has been recognized in equity in the consolidated balance sheets as of December 31, 2020 and 2019.

In November 2019, the SWK Warrants were repriced to $1.00 as part of the Fourth Amendment to the Credit Agreement and the DPG Warrants were repriced as a result of the sale of common shares at a price of $0.5750 per share during the Company’s public offering in October 2019. The exercise price of the SWK Warrants was adjusted to $1.00 per share and the exercise price of the DPG Warrants was adjusted from $1.34 to $0.8767 and $2.17 to $ 1.4197 per share. In connection with the Fifth Amendment, the Company entered into a Third Amendment to the SWK Warrant Agreement. Under this amendment, the Company granted to SWK 63,779 additional common stock warrants at an exercise price of approximately $0.39198. All other terms and conditions to the additional warrants were the same as those previously granted.

The repricing did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020 and 2019.

Stock Options

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2017, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, and directors of the Company, as well as consultants. As of December 31, 2020, a total of 3,110,000 shares have been authorized for issuance under the 2002 Plan, of which 961,982 shares of common stock have been issued pursuant to options that were exercised, 1,724,264 shares of common stock have been reserved for options and restricted stock units that are outstanding, and 0 shares of common stock remain available for future grants.

2018 Stock Incentive Plan

At the Company’s 2018 annual meeting of stockholders, the Company’s stockholders approved the 2018 Long-Term Incentive Plan (as amended, the “2018 Plan”), which was amended on September 21, 2018, May 15, 2019 and May 13, 2020. The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders.

As of December 31, 2020, a total of 12,221,000 shares of common stock have been authorized for issuance under the 2018 Plan, of which 2,024,000 shares of common stock have been reserved for outstanding options and unvested RSUs, and 439,000 shares of common stock remain available for future grants.

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

			Weighted-
		Weighted- Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value(1)
Options outstanding at January 1, 2018	1,347	$8.99
Granted at fair market value	611	$1.98
Exercised	(1)	$2.10
Forfeited, cancelled, or expired	(334)	$10.68
Options outstanding at December 31, 2018	1,623	$6.54
Granted at fair market value	90	$1.74
Exercised	(2)	$2.10
Forfeited, cancelled, or expired	(424)	$9.43
Options outstanding at December 31, 2019	1,287	$5.77
Granted at fair market value	1,258	$0.38
Exercised	—	$—
Forfeited, cancelled, or expired	(147)	$6.87
Options outstanding at December 31, 2020	2,398	$2.96	7.2	$53
Options exercisable at December 31, 2020	1,074	$6.05	4.5	$—
Vested options expired during the twelve months ended December 31, 2020	17	$13.20

(1)	The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of a grant.

The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2020 (in thousands, except per share data):

	Options Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Exercise Price	Remaining	Number	Exercise Price
Range of Exercise Prices	of Shares	Per Share	Life (Years)	of Shares	Per Share
$0.29 - $0.33	20	$0.29	10.0	—	$—
$0.34 - $0.48	1,222	$0.38	9.4	—	$—
$0.49 - $2.32	390	$1.81	7.6	310	$1.89
$2.33 - $7.23	320	$5.52	4.1	318	$5.52
$7.24 - $13.20	446	$9.31	2.8	446	$9.31
Total	2,398	$2.96	7.2	1,074	$6.05

Cash proceeds, along with fair value disclosures related to grants, exercises, and vesting options, are as follows for the years ended December 31 (in thousands, except per share amounts):

	Years Ended
	December 31,
	2020	2019	2018
Proceeds from stock options exercised	$—	$4	$2
Tax benefit related to stock options exercised(1)	N/A	N/A	N/A
Intrinsic value of stock options exercised(2)	$—	$—	$—
Weighted-average fair value of options granted per share	$0.29	$1.51	$1.38
Total fair value of shares vested during the year	$227	$587	$1,191

(1)

Excess tax benefits received related to stock option exercises are presented as operating cash inflows. For the periods presented, the Company did not receive a tax benefit related to the exercise of stock options due to its net operating losses.

(2)	The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the stock on the date of grant.

Stock Option Activity

2020 and 2019 Stock Option Activity

There were approximately 1,287,000 option grants during 2020 and no material option grants in 2019.

2018 Stock Option Activity

Effective January 25, 2018, the Compensation Committee of the Board awarded 360,000 non-qualified stock options to purchase shares of common stock to certain employees of the Company. These awards were valued at $2.11 per share and expire 10 years from the grant date. The options vest ratably over the 36-month period, commencing on February 25, 2018.

Restricted Stock Units

2020 Restricted Stock Units Activity

•

Under the 2018 Plan, the Company granted approximately 2.6 million RSUs to certain employees of the Company as part of the Company’s 2020 bonus programs. 355,000 of these RSUs are subject to time-based vesting and were valued at the closing share price on the date of grant. The remaining 710,000 awards vest based on certain Company performance criteria. Additionally, the Company issued approximately 1,554,000 RSUs to certain employees as part of the quarter bonus program. The fair value of these awards varied and were based on closing market share price on the date of grant.

•	In 2020, the Compensation Committee of the Board granted 1,197,000 RSUs to Board members.
•	Additional RSUs were granted to certain new hires during 2020, none of which was individually material.

2019 Restricted Stock Units Activity

•

Under the 2018 Plan, the Company granted approximately 1.4 million RSUs to certain employees of the Company as part of the Company’s 2019 bonus programs. 715,000 of these RSUs are subject to time-based vesting and were valued at the closing share price on the date of grant. The remaining 685,000 awards vest based on certain Company performance criteria. Additionally, the Company issued approximately 175,000 RSUs to certain employees as part of the quarter bonus program. The fair value of these awards varied and were based on closing market share price on the date of grant.

•	In 2019, the Compensation Committee of the Board granted 518,132 RSUs to Board members including 98,738 RSUs to Mike DiTolla who joined the Board in the third quarter of 2019.
•	Additional RSUs were granted to certain new hires during 2019, none of which were individually material.

The following table summarize RSU activity under the 2002 and 2018 Plans (in thousands):

Shares
Unvested RSUs at January 1, 2018	358
Granted	2,836
Vested	(604)
Forfeited or cancelled	(427)
Unvested RSUs at December 31, 2018	2,163
Granted	2,432
Vested	(604)
Forfeited or cancelled	(427)
Unvested RSUs at December 31, 2019	3,564
Granted	3,117
Vested	(2,716)
Forfeited or cancelled	(293)
Unvested RSUs at December 31, 2020	3,672

Inducement Stock-Based Awards

Inducement Activity

There were no new grants relating to inducements for the year ended December 31, 2020 and 2019. Approximately 124,000 options were canceled and 308,455 remain outstanding at December 31, 2019.

Deferred Compensation Plan

In July 2019, the Company introduced a Deferred Compensation Plan pursuant to the IRC Section 409A. The purpose of the plan is to provide income deferral opportunities to certain eligible employees. During the period ended December 31, 2020, the Company had six individuals enrolled; all of the grants that vested in 2020 were eligible for this program. As of December 31, 2020, there were approximately 714,000 vested and releasable RSUs and approximately 1,617,000 unvested and outstanding RSUs.

NOTE 9 — SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. Sales to customers located in the United States accounted for approximately 71%, 60%, and 62% of net revenue and international sales accounted for approximately 29%, 40%, and 38% of net revenue for the years ended December 31, 2020, 2019, and 2018, respectively. The Company’s basis for attributing revenues to external customers is based on the customer’s location. No individual international country outside the United States represented more than 10% of net revenue during the years ended December 31, 2020, 2019, and 2018.

Long-lived assets by geographic location was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
United States	$486	$908	$1,673
International	296	285	302
	$782	$1,193	$1,975

NOTE 10 — CONCENTRATIONS

Revenue from the Company’s products are as follows:

	Years Ended December 31,
	2020		2019		2018
Laser systems	$12,342	54.2%	$22,842	60.4%	$29,733	64.4%
Imaging systems	$—	—%	619	1.6%	1,694	3.7%
Consumables and other	$6,124	26.9%	7,164	19.0%	8,287	18.0%
Services	$4,314	18.9%	7,162	19.0%	6,429	13.9%
License fees and royalties	$—	—%	12	—%	12	—%
Total revenue	$22,780	100.0%	$37,799	100.0%	$46,155	100.0%

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2020 and 2019.

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

NOTE 11 — SUBSEQUENT EVENTS

Warrants

As of March 25, 2021, BIOLASE issued an aggregate of 35,460,000 shares of common stock from the exercise of warrants outstanding as of December 31, 2020. The exercise of the June 2020 Warrants and the July 2020 Warrants during 2021 resulted in cash proceeds of $3.8 million and $11.2 million, respectively.

SWK Credit Agreement Amendment

On February 24, 2021, we entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”) with SWK. The Seventh Amendment amends the Credit Agreement by providing for minimum aggregate revenue requirements at the end of certain periods, to the extent that liquid assets are less than $15 million.

Equity Offering

On February 10, 2021, BIOLASE issued and sold in an underwritten bought deal offering an aggregate of 14,000,000 shares of common stock at a price of $1.03 per share less underwriting discounts and commissions. The Company received gross proceeds of approximately $14.4 million before deducting underwriting discounts and commissions and estimated offering expenses.

BIOLASE, INC.

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2020, 2019, and 2018

(in thousands)

	Balance at	Charges
	Beginning	(Reversals) to Cost		Balance at
	of Year	or Expenses	Deductions	End of Year
Year Ended December 31, 2020:
Allowance for doubtful accounts	$2,531	$1,488	$(2)	$4,017
Allowance for sales returns	210	87	(35)	$262
Allowance for tax valuation	53,222	2,813	—	$56,035
Year Ended December 31, 2019:
Allowance for doubtful accounts	$850	$1,827	$(146)	$2,531
Allowance for sales returns	210	—	—	210
Allowance for tax valuation	46,967	6,366	(111)	53,222
Year Ended December 31, 2018:
Allowance for doubtful accounts	$802	$469	$(421)	$850
Allowance for sales returns	210	—	—	210
Allowance for tax valuation	40,866	6,101	—	46,967

S-1