Form 10-Q
period 2021-03-31
BIOLASE, INC
filed 2021-05-13
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2021

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

As of May 4, 2021, the registrant had 150,399,159 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM  1.      FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$40,842	$17,564
Restricted cash	204	312
Accounts receivable, less allowance of $3,908 and $4,017 in 2021 and 2020, respectively	3,266	3,059
Inventory	11,877	11,157
Prepaid expenses and other current assets	1,560	3,018
Total current assets	57,749	35,110
Property, plant, and equipment, net	693	782
Goodwill	2,926	2,926
Right of use asset	1,890	1,976
Other assets	226	231
Total assets	$63,484	$41,025
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,072	$2,651
Accrued liabilities	6,237	6,667
Deferred revenue, current portion	1,961	1,905
Total current liabilities	11,270	11,223
Deferred revenue	343	374
Warranty accrual	297	384
Non current term loans, net of discount	16,295	16,186
Non current operating lease liability	1,686	1,774
Other liabilities	77	1,056
Total liabilities	29,968	30,997
Commitments and contingencies — Note 11
Redeemable preferred stock:
Series E Preferred stock, par value $0.001 per share; 1,000 shares authorized, 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Total redeemable preferred stock	—	—
Stockholders' equity:
Series F Preferred stock, par value $0.001 per share; 18 shares authorized, 0 and 1 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	36	118
Common stock, par value $0.001 per share; 180,000 shares authorized, 149,427 and 97,709 shares issued and 149,382 and 97,663 outstanding as of March 31, 2021 and December 31, 2020, respectively	149	98
Additional paid-in capital	292,141	261,573
Accumulated other comprehensive loss	(533)	(385)
Accumulated deficit	(258,277)	(251,376)
Total stockholders' equity	33,516	10,028
Total liabilities, redeemable preferred stock and stockholders' equity	$63,484	$41,025

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Net revenue	$8,116	$4,783
Cost of revenue	5,375	3,430
Gross profit	2,741	1,353
Operating expenses:
Sales and marketing	3,553	2,704
General and administrative	3,447	3,010
Engineering and development	1,803	991
Total operating expenses	8,803	6,705
Loss from operations	(6,062)	(5,352)
Loss on foreign currency transactions	204	84
Interest expense, net	575	589
Other (income) expense, net	—	—
Non-operating loss, net	779	673
Loss before income tax provision	(6,841)	(6,025)
Income tax provision (benefit)	60	(19)
Net loss	(6,901)	(6,006)
Other comprehensive loss items:
Foreign currency translation adjustments	(148)	(18)
Comprehensive loss	$(7,049)	$(6,024)

Net loss	$(6,901)	$(6,006)
Deemed dividend on convertible preferred stock	(532)	—
Net loss attributable to common stockholders	$(7,433)	$(6,006)

Net loss per share attributable to common stockholders:
Basic	$(0.06)	$(0.19)
Diluted	$(0.06)	$(0.19)
Shares used in the calculation of net loss per share:
Basic	134,586	31,509
Diluted	134,586	31,509

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Mezzanine Equity		Stockholders' Equity
	Series E Convertible Preferred Stock		Common Stock		Paid-in Capital	Series F Convertible Preferred Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Loss	Deficit	Equity

Balances, December 31, 2020	—	$—	97,709	$98	$261,573	1	$118	$(385)	$(251,376)	$10,028
Sale of common stock	—	—	14,000	14	13,278	—	—	—	—	13,292
Issuance of common stock for settlement of liability	—	—	500	—	510	—	—	—	—	510
Conversion of Series F Convertible Preferred Stock	—	—	1,535	2	612	(1)	(614)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	(532)	—	532	—	—	—
Stock-based compensation	—	—	—	—	1,695	—	—	—	—	1,695
Exercise of common stock warrants	—	—	35,669	35	15,005	—	—	—	—	15,040
Net loss	—	—	—	—	—	—	—	—	(6,901)	(6,901)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(148)	—	(148)
Balances, March 31, 2021	—	$—	149,413	$149	$292,141	—	$36	$(533)	$(258,277)	$33,516

Balances, December 31, 2019	70	$3,965	31,439	$31	$235,594	—	$—	$(701)	$(234,547)	$377
Settlement of liability awards	—	—	—	—	151	—	—	—	—	151
Stock-based compensation	—	—	—	—	640	—	—	—	—	640
Issuance of stock from RSUs, net	—	—	98	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(6,006)	(6,006)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(18)	—	(18)
Balances, March 31, 2020	70	$3,965	31,537	$31	$236,385	—	$—	$(719)	$(240,553)	$(4,856)

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(6,901)	$(6,006)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	85	177
Provision for bad debts	(106)	987
Provision for sales returns	90	—
Inventory write-offs and disposals	(20)	10
Amortization of discount on lines of credit	42	46
Amortization of debt issuance costs	95	50
Patent litigation mark-to-market	89	—
Stock-based compensation	928	719
Deferred income taxes	—	(32)
Changes in operating assets and liabilities:
Accounts receivable	(193)	3,024
Inventory	(700)	(1,207)
Prepaid expenses and other current assets	558	(142)
Accounts payable and accrued liabilities	(488)	(1,541)
Deferred revenue	22	(219)
Net cash and cash equivalents used in operating activities	(6,499)	(4,134)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(8)	(9)
Net cash and cash equivalents used in investing activities	(8)	(9)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, net of offering costs	13,292	—
Payments of equity offering costs	(6)	(117)
Proceeds from the exercise of common stock warrants	16,539	—
Net cash and cash equivalents provided by (used in) financing activities	29,825	(117)
Effect of exchange rate changes	(148)	(18)
Increase (decrease) in cash, cash equivalents and restricted cash	23,170	(4,278)
Cash, cash equivalents and restricted cash, beginning of period	17,876	6,101
Cash, cash equivalents and restricted cash, end of period	$41,046	$1,823
Supplemental cash flow disclosure:
Cash paid for interest	$448	$485
Cash received for interest	$14	$—
Cash paid for income taxes	$10	$28
Cash paid for operating leases	$66	$192
Non-cash accrual for capital expenditures	$—	$7
Non-cash settlement of liability	$510	$—

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of BIOLASE and its wholly-owned subsidiaries and have been prepared on a basis consistent with the December 31, 2020 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. The unaudited consolidated financial statements do not include all the footnotes, presentations, and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements.

The consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020, included in BIOLASE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “2020 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred losses from operations and used cash in operating activities for the three months ended March 31, 2021 and for the years ended December 31, 2020, 2019, and 2018.

As of March 31, 2021, the Company had working capital of approximately $46.5 million. The Company’s principal sources of liquidity as of March 31, 2021 consisted of approximately $41.0 million in cash, cash equivalents, and restricted cash, and $3.3 million of net accounts receivable. The increase in cash, cash equivalents, and restricted cash since December 31, 2020 was primarily due to proceeds of $14.4 million from the issuance of common stock and $16.5 million from warrants exercised in the first quarter of 2021. See Note 4 to the consolidated financial statements for additional information on these common stock issuances and warrant exercises.

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

COVID-19 Risk and Uncertainties and CARES Act

The COVID-19 pandemic has severely impacted global economic activity, and many countries and many states in the United States have reacted to the COVID-19 pandemic by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures included dental office closures worldwide, in large part, for all but emergency procedures. The ability of the Company’s salespeople to call on dental customers during these closures was greatly limited. In addition, most dental shows and workshops scheduled in 2020 were canceled. As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from the Company’s operations during 2020 continued to be less than anticipated. Moreover, there is no assurance that sales will return to normal levels during 2021 or at any time thereafter.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act") was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management as discussed in the Company’s 2020 audited financial statements included in the 2020 Form 10-K. Management believes that there have been no significant changes during the three months ended March 31, 2021 in the Company’s critical accounting policies from those disclosed in the Company’s 2020 audited financial statements included in the 2020 Form 10-K.

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

The Company’s financial instruments, consisting of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and the SWK Loan (as defined below) as discussed in Note 9, approximate fair value because of the nature of these items.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the three-month periods ended March 31, 2021 and 2020, respectively, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step-up in the tax basis of goodwill and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this guidance effective January 1, 2021, and the adoption of this standard did not have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. This standard is effective for the Company beginning on January 1, 2022, with early adoption permitted only in the first quarter of 2021. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.

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

Revenue from products and services transferred to customers at a single point in time accounted for 88% and 74% of net revenue for the three months ended March 31, 2021 and March 31, 2020, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale of laser systems and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 12% and 26% of net revenue for the three months ended March 31, 2021 and March 31, 2020, respectively. The majority of the Company’s revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $0.7 million as of each of March 31, 2021 and December 31, 2020.

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

	March 31,	December 31,
	2021	2020
Undelivered elements (training, installation, product and support services)	$706	$670
Extended warranty contracts	1,598	1,609
Total deferred revenue	2,304	2,279
Less: long-term portion of deferred revenue	(343)	(374)
Deferred revenue — current	$1,961	$1,905

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at March 31, 2021 and December 31, 2020.

The amount of revenue recognized during the three months ended March 31, 2021 and 2020 that was included in the opening contract liability balance related to undelivered elements was $0.5 million and $0.1 million, respectively. The amounts related to extended warranty contracts was $0.5 million and $1.0 million, for the three months ended March 31, 2021 and 2020, respectively. There were no deferred royalties for the three months ended March 31, 2021 and 2020.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
United States	$5,221	$3,129
International	2,895	1,654
Total revenue	$8,116	$4,783

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenue recognized over time	$981	$1,260
Revenue recognized at a point in time	7,135	3,523
Net revenue	$8,116	$4,783

The Company’s sales by end market were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
End-customer	$5,221	$2,340
Distributors	2,895	2,443
Net revenue	$8,116	$4,783

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

NOTE 4—REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

BIOLASE's board of directors (the "Board"), without further stockholder authorization, may issue from time to time up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, 69,565 shares are designated as Series E Participating Convertible Preferred Stock, par value $0.001 per share (“Series E Preferred Stock”), and 18,000 shares are designated as Series F Convertible Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”).

Common Stock

On February 10, 2021, BIOLASE issued and sold in an underwritten bought deal offering an aggregate of 14,000,000 shares of common stock at a price of $1.03 per share less underwriting discounts and commissions (the "Equity Offering"). The Company received gross proceeds of approximately $14.4 million before deducting underwriting discounts and commissions and estimated offering expenses of $1.1 million.

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

The Series F Preferred Stock contained a beneficial conversion feature which resulted in a deemed dividend to preferred stockholders of approximately $2.7 million, upon immediate accretion. Additionally, the July 2020 Warrants were recognized as a discount to the Series F Preferred Stock, and upon conversion of approximately 17,000 Series F Preferred Stock to common stock, this discount was accreted and also recognized as a deemed dividend to preferred stockholders in the amount of $0.5 million and $14.7 million for the three months ended March, 31, 2021 and the year ended December 31, 2020, respectively.

Approximately 268 and 882 shares of Series F Preferred Stock remained outstanding as of March 31, 2021 and December 31, 2020, respectively.

Redeemable Preferred Stock

Series E Participating Convertible Preferred Stock

As of March 31, 2021 and December 31, 2020, there were no shares of Series E Preferred Stock issued and outstanding.

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2017, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, and directors of the Company, as well as consultants. As of March 31, 2021, a total of 3,110,000 shares have been authorized for issuance under the 2002 Plan, of which 1,036,171 shares of common stock have been issued pursuant to options that were exercised, 971,735 shares of common stock have been reserved for options and restricted stock units ("RSUs") that are outstanding, and 0 shares of common stock remain available for future grants.

2018 Stock Incentive Plan

At the 2018 annual meeting of stockholders, the Company’s stockholders approved the 2018 Long-Term Incentive Plan (as amended, the “2018 Plan”) which was amended by Amendment No. 1 to the 2018 Plan, approved by the Company’s stockholders at a special meeting on September 21, 2018 and Amendment No. 2 to the 2018 Plan, as approved by the Company’s stockholders on May 15, 2019 and Amendment No. 3 to the 2018 Plan, as approved by the Company’s stockholders on May 13, 2020. The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors, and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders.

Subject to the terms and conditions of the 2018 Plan, the number of shares authorized for grants under the 2018 Plan is 12,221,101. As of March 31, 2021, a total 5,745,827 shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options and or settlement of unvested RSUs, and 1,812,307 shares of the Company’s common stock remain available for future grants.

The Company recognized stock-based compensation expense of $0.9 million and $0.7 million for the three month period ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and 2020, the Company had approximately $0.7 million and $1.1 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. As of March 31, 2021 and December 31, 2020, $0.4 million and $0.9 million of the total stock compensation cost related to performance-based awards was recognized as a liability. The Company expects that expense to be recognized over a weighted-average period of 1.2 years or by June 2022.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cost of revenue	$79	$51
Sales and marketing	121	210
General and administrative	615	425
Engineering and development	113	33
Total	$928	$719

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2021	2020
Expected term (years)	6.1	5.9
Volatility	110%	82%
Annual dividend per share	$—	$—
Risk-free interest rate	0.69%	1.25%

A summary of option activity for the three months ended March 31, 2021 is as follows (in thousands, except per share data):

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value(1)
Options outstanding at December 31, 2020	2,398	$2.96	7.2	$53
Granted at fair market value	20	$1.29
Exercised	—	$—
Forfeited, cancelled, or expired	(9)	$1.88
Options outstanding at March 31, 2021	2,409	$2.95	6.9	$589
Options exercisable at March 31, 2021	1,083	$6.01	4.3	$2
Vested options expired during the period ended March 31, 2021	—	$—

(1)
The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of the grant.

A summary of unvested stock option activity for the three months ended March 31, 2021 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2020	1,323	$0.34
Granted	20	$1.07
Vested	(18)	$1.18
Forfeited or cancelled	—	$—
Unvested options at March 31, 2021	1,325	$0.34

Cash proceeds, along with fair value disclosures related to grants, exercises and vested options are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Proceeds from stock options exercised	$—	$—
Tax benefit related to stock options exercised (1)	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$—
Weighted-average fair value of options granted during period	$1.07	$0.54
Total fair value of shares vested during the period	$21	$67

(1)
Excess tax benefits received related to stock option exercises are presented as operating cash inflows. The Company currently does not receive a tax benefit related to the exercise of stock options due to the Company’s net operating losses.
(2)
The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the options.

Restricted Stock Units

During the three months ended March 31, 2021, the Company granted approximately 1.2 million RSUs and the Company canceled approximately 0.5 million RSUs with performance based vesting due to non-achievement of the performance targets.

A summary of unvested RSU activity for the three months ended March 31, 2021 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs at December 31, 2020	3,672	$0.66
Granted	1,164	$1.14
Vested	(1,694)	$0.88
Forfeited or cancelled	(465)	$1.50
Unvested RSUs at March 31, 2021	2,677	$0.58

Warrants

The Company issues warrants to acquire shares of BIOLASE common stock as approved by the Board. During the first quarter of 2021, the Company received proceeds of $15.0 million from warrants exercised in 2021 and $1.5 million from warrants exercised at the end of the fourth quarter of 2020, which was a receivable included in other current assets as of December 31, 2020.

A summary of warrant activity for the three months ended March 31, 2021 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2020	54,052	$0.62
Granted or Issued	—	$—
Exercised	(35,740)	$0.43
Forfeited, cancelled, or expired	—	$—
Warrants outstanding at March 31, 2021	18,312	$1.01
Warrants exercisable at March 31, 2021	18,312	$1.01
Vested warrants expired during the period ended March 31, 2021	—	$—

See Note 9 for information on the Western Alliance Warrants, the SWK Warrants, and the DPG Warrants (each as defined below).

Net Loss Per Share – Basic and Diluted

Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of BIOLASE common stock outstanding for the period. In computing diluted net income (loss) per share, the weighted average number of shares of common stock outstanding is adjusted to reflect the effect of potentially dilutive securities. Income is adjusted for any deemed dividends to preferred stockholders to compute income available to common stockholders.

Outstanding stock options, RSUs, and warrants to purchase approximately 25,290,000 and 3,400,000 shares were not included in the calculation of diluted loss per share amounts for the periods ended March 31, 2021 and March 31, 2020, respectively, as their effect would have been anti-dilutive. Also excluded in the calculation of diluted loss per share amount for the three months ended March 31, 2021, are the 670,000 shares of BIOLASE common stock issuable upon conversion of the 268 shares of Series F Preferred Stock outstanding as of March 31, 2021.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$3,998	$3,721
Work-in-process	1,462	1,158
Finished goods	6,417	6,278
Inventory	$11,877	$11,157

Inventory has been reduced by estimates for excess and obsolete amounts totaling $0.7 million as of March 31, 2021 and December 31, 2020.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
Building	$219	$229
Leasehold improvements	51	52
Equipment and computers	7,482	7,477
Furniture and fixtures	465	465
Construction in progress	47	46
Total	8,264	8,269
Accumulated depreciation and amortization	(7,741)	(7,664)
Property, plant, and equipment, net before land	523	605
Land	170	177
Property, plant, and equipment, net	$693	$782

Depreciation and amortization expense related to property, plant, and equipment totaled $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of December 31, 2020 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment tests if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. No events have occurred since December 31, 2020 through the date of these unaudited consolidated financial statements that would trigger further impairment testing of the Company’s intangible assets and goodwill.

As of March 31, 2021 and December 31, 2020, the Company had goodwill of $2.9 million. As of March 31, 2021 and December 31, 2020, all intangible assets have been fully amortized and no amortization expense was recognized during the three months ended March 31, 2021 and 2020.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
Payroll and benefits	$2,573	$3,552
Settlement accrual	579	—
Warranty accrual, current portion	1,099	748
Taxes	346	165
Accrued professional services	263	281
Accrued insurance premium	532	885
Lease liability	340	305
Other	505	731
Accrued liabilities	$6,237	$6,667

The CARES Act allows employers to defer the deposit and payment of the employer's share of Social Security taxes through December 31, 2020. Under the CARES Act, the Company deferred $0.4 million as of March 31, 2021. The deferred liability is included in accrued payroll and benefits.

As of March 31, 2021, a settlement accrual liability related to the CAO Settlement Agreement (as defined below) was included in current accrued liabilities. See Note 11 for additional information.

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties are included within accrued liabilities and were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Balance, beginning of period	$1,132	$1,110
Provision for estimated warranty cost	664	203
Warranty expenditures	(400)	(156)
Balance, end of period	1,396	1,157
Less: long-term portion of warranty accrual	297	246
Current portion of warranty accrual	$1,099	$911

The Company's Waterlase laser systems sold domestically are covered by a warranty against defects in material and workmanship for a period of up to one year from the date of sale to the end-user by the Company or a distributor. The Company's diode systems sold domestically are covered by a warranty against defects in material and workmanship for a period of up to two years from the date of sale to the end-user by the Company or a distributor. Waterlase systems and diode systems sold internationally are covered by a warranty against defects in material and workmanship for a period of up to 28 months from date of sale to the international distributor. The Company's laser systems warranty covers parts and service for sales in its North American territories and parts only for international distributor sales.

In North America and select international locations, the Company sells extended warranty contracts to its laser systems end users that cover the period after the expiration of the Company's standard warranty coverage for its laser systems. Extended warranty coverage provided under the Company's service contracts varies by the type of system and the level of service desired by the customer. Products or accessories remanufactured, refurbished, or sold by unauthorized parties, voids all warranties in place for such products and exempts the Company from liability issues relating to the use of such products. The Company distributes extended warranties on certain imaging products, including its digital radiography products. However, all imaging products that the Company distributes are initially covered by manufacturer’s warranties.

NOTE 9—DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	March 31,	December 31,
	2021	2020
SWK Loan	$14,300	$14,300
PPP Loan	2,980	2,980
EIDL Loan	150	150
Discount and debt issuance costs on SWK Loan	(1,135)	(1,244)
Total	16,295	16,186
Current term loans, net of discount	—	—
Non current term loans, net of discount	$16,295	$16,186

The Company recognized approximately $0.6 million in interest expense for the three months ended March 31, 2021 and 2020, respectively. The weighted-average interest rate as of March 31, 2021 was 12.25%.

The future minimum principal and interest payments as of March 31, 2021 are as follows (in thousands):

	Principal	Interest (1)
2021 (nine months)	$—	$1,344
2022	5,080	1,755
2023	2,803	1,393
2024	9,403	1,900
2025	3	9
2026 and thereafter	141	73
Total future payments	$17,430	$6,474

(1) Estimated using London Interbank Bank Offered Rate (“LIBOR”) as of March 31, 2021

Lines of Credit

Pacific Mercantile Bank

On October 28, 2019, the Company entered into a loan and security agreement (the “Loan Agreement”) with Pacific Mercantile Bank, as lender (“PMB”), which provides for a revolving line of credit (the “PMB Loan”) in a maximum principal amount not to exceed the lesser of (i) $3 million or (ii) the sum of 90% of the Eligible Accounts (as defined in the Loan Agreement) plus 75% of the Eligible Inventory (as defined in the Loan Agreement, and subject to certain limitations set forth therein); provided that the maximum principal amount of the PMB Loan may be reduced from time to time in PMB’s good faith business judgment as set forth in the Loan Agreement. Borrowings under the PMB Loan may be used for working capital. The PMB Loan matures on October 28, 2021, unless earlier terminated.

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

The PMB Loan Agreement requires the Company to maintain unrestricted cash at PMB plus unused availability under the PMB Loan in an amount equal to at least the Burn Rate. “Burn Rate” means the Company’s net profit/net loss plus depreciation plus amortization plus stock-based compensation, measured on a trailing three-month basis. In addition, the PMB Loan Agreement contains customary affirmative and negative covenants for financings of its type (subject to customary exceptions).

As of March 31, 2021 and December 31, 2020, the Company had no borrowings outstanding and unused availability under the PMB Loan of approximately $2.2 million and $2.3 million, respectively.

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (the “Credit Agreement”) with SWK Funding LLC (“SWK”), pursuant to which the Company has borrowed $14.3 million (“SWK Loan”) as of March 31, 2021. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement and subsequent amendments as discussed in the Company’s 2020 Form 10-K, repayment of the SWK Loan is interest-only through the second quarter of 2022, paid quarterly with the option to extend the interest-only period. Principal repayments begin in the second quarter of 2022 and will be approximately $0.7 million quarterly until the SWK Loan matures in the second quarter of 2024. The loan bears interest at LIBOR plus 10% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists.

In light of the Company's increase in working capital from the Equity Offering and cash received from warrants exercised, the Company entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”) with SWK on February 24, 2021, which provides for adjusted minimum aggregate revenue and EBITDA requirements at the end of certain periods, to the extent that our liquid assets are less than $15 million. While the Company's liquid assets are at or above $15 million, no additional financial maintenance covenants are applicable.

For the Seventh Amendment, the Company paid an incremental amendment fee of $25,000, which is being amortized over the remaining life of the loan as of the date of the amendment.

As of March 31, 2021, the Company was in compliance with debt covenants of the Credit Agreement.

Paycheck Protection Program Loan

On April 14, 2020, the Company was granted a loan (the “PPP Loan”) under the Paycheck Protection Program from PMB in the aggregate amount of $2,980,000, pursuant to the Paycheck Protection Program under the CARES Act.

The PPP Loan, which was in the form of a note dated April 13, 2020 issued by BIOLASE, matures on April 13, 2022 and bears interest at a rate of 1.0% per annum. Interest is payable monthly commencing on November 1, 2020. The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company recorded the principal amount of approximately $3.0 million due on the PPP Loan in non current term loans in the consolidated balance sheet as of March 31, 2021 and December 31, 2020. Interest on the PPP Loan was not material. The Company believes it used the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

In July 2020, the Company amended the provisions of the PPP Loan. The amendment modifies the original payment deferment period from six months to the date that the United States Small Business Administration (“SBA") remits the Company’s loan forgiveness to PMB or if no forgiveness is requested to ten months after the end of the 24-week measurement period. The amendment also increased the amount of non-payroll costs eligible for loan forgiveness from 25% to 40%. During 2020, the Company requested forgiveness in accordance with the application requirements. As of the date of this filing, the Company has not received a reply to its request, and there can be no assurance that the PPP Loan will be forgiven.

EIDL Loan

On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $150,000, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75%, per annum and installment payments, including principal and interest, are due monthly beginning in July 2021 and are payable through July 2050.

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

DPG Warrants

In connection with the SWK Loan, the Company paid a finder’s fee to Deal Partners Group of $0.4 million cash and issued warrants to purchase up to 279,851 shares of common stock (the “DPG Warrants”). The DPG Warrants were issued on November 14, 2018, were exercisable immediately, and expire on November 9, 2026. The exercise price of the DPG Warrants is $1.34 which was the average closing price of the Company’s common stock for the ten trading days immediately preceding November 9, 2018. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the DPG Warrants of $0.3 million was estimated using the Black-Scholes option pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%. In November 2019, the exercise price of the DPG Warrants issued on November 9, 2018 was adjusted from $1.34 per share to $0.8767 per share and the exercise price of the DPG Warrants issued on May, 2019 was adjusted from $2.17 per share to $1.4197 per share. The impact of the reprice was de minimis to the unaudited consolidated financial statements. The June 2020 sale of common stock triggered the down round features of these warrants, and in August 2020, the Company adjusted the exercise price of these warrants to $0.62 and $0.38 per share. The impact of this reprice was not material.

The value of both the SWK Warrants and the DPG Warrants was recognized as a discount on the SWK Loan and is being amortized on a straight-line basis which approximates the effective-interest method, over the loan term of five years. Additionally, based on the adoption of ASU 2017-11 in the fourth quarter of 2018, these warrants are classified as equity in the consolidated balance sheet as of March 31, 2021 and December 31, 2020.

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

On February 4, 2020, the Company also entered into a 66-month real property lease agreement for office space of approximately 11,000 square feet of office space in Foothill Ranch, California. The lease commenced on July 1, 2020.

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cash paid for operating lease liabilities	$66	$192
Right-of-use assets obtained in exchange for new operating lease obligations	$1,890	$—
Weighted-average remaining lease term	4.5 years	—
Weighted-average discount rate	12.3%	0.0%

Lease expense consists of payments for real property, office copiers, and IT equipment. The Company recognizes payments for non-lease components such as common area maintenance in the period incurred. As of March 31, 2021, the Company had no leases that had not commenced.

The Company allocates lease cost amongst lease and non-lease components. The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of March 31, 2021 for leases that have commenced are as follows (in thousands):

March 31,
2022	$583
2023	577
2024	587
2025	563
2026 and thereafter	367
Total future minimum lease obligations	2,676
Less imputed interest	(650)
Total lease liabilities	$2,026

Current operating lease liabilities, included in accrued liabilities	$340
Non current lease liabilities	1,686
Total lease liabilities	$2,026

As of March 31, 2021, right-of-use assets were $1.9 million and lease liabilities were $2.0 million.

Rent expense totaled $0.2 million in each of the three months ended March 31, 2021 and 2020.

Future minimum rental commitments under lease agreements, as of March 31, 2021, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

Year Ended
December 31,
2021 (nine months)	$440
2022	573
2023	587
2024	587
2025 and thereafter	489
Total future minimum lease obligations	2,676
Less imputed interest	(650)
Total lease liabilities	$2,026

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

On January 25, 2019 (the “Effective Date”), BIOLASE entered into a settlement agreement (the “CAO Settlement Agreement”) with CAO. Pursuant to the CAO Settlement Agreement, CAO agreed to dismiss with prejudice the lawsuits filed by CAO against the Company in April 2012 and January 2018. In addition, CAO granted to the Company and its affiliates a non-exclusive, non-transferable (except as provided in the CAO Settlement Agreement), royalty-free, fully-paid, worldwide license to the licensed patents for use in the licensed products and agreed not to sue the Company, its affiliates or any of its manufacturers, distributors, suppliers or customers for use of the licensed patents in the licensed products, and the parties agreed to a mutual release of claims. The Company agreed (i) to pay to CAO, within five days of the Effective Date, $500,000 in cash, (ii) to issue to CAO, within 30 days of the Effective Date, 500,000 restricted shares of common stock of the Company (the “Stock Consideration”), and (iii) to pay to CAO, within 30 days of December 31, 2021, an amount in cash equal to the difference (if positive) between $1,000,000 and the value of the Stock Consideration on December 31, 2021. The Stock Consideration vests and becomes transferrable on December 31, 2021, subject to the terms of a restricted stock agreement entered into between the parties. The Company considered this a Type I subsequent event and recognized a $1.5 million contingent loss on patent litigation settlement in its statement of operations for the year ended December 31, 2018. In January 2019, the Company paid CAO $500,000 in cash. On January 31, 2019, the case was dismissed with prejudice. During the three-month period ended March 31, 2019, the Company recorded an additional loss on patent litigation of $0.2 million which represented the change in fair value of the restricted stock to be issued to CAO at March 31, 2019. Subsequent to March 31, 2019, the Company reversed the additional loss commensurate with the fluctuations in the Company’s share price. In August 2020, the Company signed a Letter Agreement to terminate the Manufacturing Agreement and purchase from CAO raw materials and other inventory held by CAO as part of the original CAO Settlement Agreement.

In February 2021, the Company issued 500,000 restricted shares of common stock in satisfaction of its obligation to issue the Stock Consideration to CAO under the CAO Settlement Agreement and reduced the accrued liability to $0.6 million. As of March 31, 2021, the remaining accrued liability related to the CAO Settlement Agreement was included in current accrued liabilities in the amount of $0.6 million. As of December 31, 2020, the accrued liability related to the CAO Settlement Agreement was $1.0 million and was included in non current other liabilities.

NOTE 12—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three months ended March 31, 2021 and 2020, sales to customers in the United States accounted for approximately 64% and 65% of net revenue and international sales accounted for approximately 36% and 35% of net revenue, respectively. No individual country, other than the United States, represented more than 10% of total net revenue during the three months ended March 31, 2021 or 2020.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
United States	$5,221	$3,129
International	2,895	1,654
Total revenue	$8,116	$4,783

Property, plant, and equipment by geographic location was as follows (in thousands):

	March 31,	December 31,
	2021	2020
United States	$410	$486
International	283	296
Total	$693	$782

NOTE 13—CONCENTRATIONS

Revenue from the Company’s products are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2021		2020
Laser systems	$4,898	60.3%	$2,051	42.9%
Imaging systems	—	—%	—	—%
Consumables and other	2,237	27.6%	1,472	30.8%
Services	981	12.1%	1,260	26.3%
License fees and royalties	—	—%	—	—%
Total revenue	$8,116	100.0%	$4,783	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three months ended March 31, 2021 or 2020.

The Company maintains its cash and cash equivalents in money market investment accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at March 31, 2021 and December 31, 2020.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three months ended March 31, 2021 and 2020. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three months ended March 31, 2021 and 2020, the Company recorded an income tax provision of $60,000 and a benefit of $19,000 resulting in an effective tax rate of 0.9% and 0.2%, respectively. The income tax provisions for the three months ended March 31, 2021 and 2020 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

NOTE 15—SUBSEQUENT EVENTS

In April 2021, the Company was notified that installment payments, including principal and interest, related to the EIDL Loan are due monthly beginning 24 months from the date of the EIDL Loan or July 2022, rather than monthly beginning 12 months from the date of the EIDL Loan or July 2021.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions, which could cause actual results to differ materially from management’s expectations.

BIOLASE, Inc. (“BIOLASE”) and its consolidated subsidiaries (together with BIOLASE, the “Company,” “we,” “our,” or “us”) referenced elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “2020 Form 10-K”). In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements, predictions, or expectations regarding expected revenue, sales and marketing expenses, general and administrative expenses, investments in engineering and development and other investment activities, interest rate fluctuations, future liquidity, potential collaborations, market opportunities, plans with respect to a new device being developed for endodontists, our use of proceeds from the PPP Loan (as defined below), COVID-19, seasonality and the reasons therefor, operating and other expenses, anticipated cash needs, our strategy and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “outlook,” “potential,” “plan,” “seek,” and similar expressions and variations or the negatives of these terms or other comparable terminology.

The forward-looking statements contained in this Form 10-Q are based on the expectations, estimates, projections, beliefs, and assumptions of our management based on information available to management as of the date on which this Form 10-Q was filed with the SEC, or as of the date on which the information incorporated by reference was filed with the SEC, as applicable, all of which are subject to change. Forward-looking statements are subject to risks, uncertainties, and other factors that are difficult to predict and could cause actual results to differ materially from those stated or implied by our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

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
•
failure to meet covenants in the Credit Agreement dated as of November 9, 2018 (as amended from time to time, the “Credit Agreement”), by and between BIOLASE and SWK Funding LLC and related risks of foreclosure triggered by an event of default under the Credit Agreement;
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
•
our failure to comply with continued listing requirements of the NASDAQ Capital Market; and
•
risks relating to ownership of our common stock, including low liquidity, low trading volume, high volatility, and dilution.

Further information about factors that could materially affect the Company, including our results of operations and financial condition, is contained under “Risk Factors” in Item 1A in the 2020 Form 10-K and in Item 1A to this Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

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

During the first quarter of 2021, the Company experienced revenue growth of 70%, compared to the first quarter of 2020, primarily due to high demand from new users for its dental lasers. The Company is currently forecasting revenue for the second quarter ending June 30, 2021 to be significantly above the year-ago second quarter, which was the quarter most impacted by COVID-19. Although there are signs of recovery from the impact of COVID-19 both domestically and internationally, no assurance can be provided that the favorable trends will continue.

To further accelerate our growth, over the past six months, we have formed specialist academies focused on expanding awareness of the benefits of our dental lasers into dental specialist communities. During the second quarter of 2021, we launched the Waterlase Pediatric Dental Academy (the "WPDA") for pediatric dentists. This academy will provide clinicians with an immersive training experience through peer-led learning, best practice sharing, and ongoing mentorship to help ensure optimal integration of Waterlase technology into clinical practices. During the first quarter of 2021, we also launched an innovative and first-of-its-kind program in the periodontal community. This program fosters peer-led learning about dental lasers and an ongoing mentorship from leading clinicians, featuring online meetings and case reviews by experts in the field. Additionally, during the first quarter of 2021, we launched the Waterlase Endo Academy, an exclusive community of leading endodontists dedicated to improving patient outcomes and profitability with new technology, and announced a collaboration with Einstein Healthcare Network’s Residency in Endodontics to train endodontics residents in the use of Waterlase dental lasers.

In April 2021, we also announced plans to develop a new EdgePRO laser-assisted microfluidic irrigation device for endodontists with EdgeEndo, a global leader in commercializing endodontic products. The new microfluidic irrigation device is being developed to offer a solution to endodontists seeking more from their current cleaning and disinfecting techniques. The EdgePRO will be built upon BIOLASE’s patented and proven platform that has been shown to significantly improve debridement, cleaning, and disinfection by up to 99% using the most advanced laser light sound technology.

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

SWK Loan Amendment

In light of the Company's increase in working capital from the Equity Offering (as defined below) and cash received from warrants exercised, we entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”) with SWK Funding LLC on February 24, 2021, which provides for adjusted minimum aggregate revenue and EBITDA requirements at the end of certain periods, to the extent that the Company's liquid assets are less than $15 million. As amended, the Credit Agreement provides that while the Company's liquid assets are at or above $15 million, no additional financial maintenance covenants are applicable.

Equity Offering

On February 10, 2021, BIOLASE issued and sold in an underwritten bought deal offering an aggregate of 14,000,000 shares of common stock at a price of $1.03 per share less underwriting discounts and commissions. The Company received gross proceeds of approximately $14.4 million before deducting underwriting discounts and commissions and estimated offering expenses of $1.1 million. The Company intends to use the aggregate net proceeds of the offering primarily for working capital and general corporate purposes.

Resignation of President and Chief Executive Officer, and Director

On February 22, 2021, Todd Norbe resigned as President and Chief Executive Officer of BIOLASE, and resigned as a member of the Company's board of directors (the "Board").

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

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2020 Form 10-K. There have been no significant changes during the three months ended March 31, 2021 in our critical accounting policies from those disclosed in Item 7 of the 2020 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited operating results, expressed in thousands and as percentages of net revenue:

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021		2020
Net revenue	$8,116	100.0%	$4,783	100.0%
Cost of revenue	5,375	66.2%	3,430	71.7%
Gross profit	2,741	33.8%	1,353	28.3%
Operating expenses:
Sales and marketing	3,553	43.8%	2,704	56.5%
General and administrative	3,447	42.5%	3,010	62.9%
Engineering and development	1,803	22.2%	991	20.7%
Total operating expenses	8,803	108.5%	6,705	140.2%
Loss from operations	(6,062)	(74.7)%	(5,352)	(111.9)%
Non-operating expense, net	779	9.6%	673	14.1%
Loss before income tax benefit	(6,841)	(84.3)%	(6,025)	(126.0)%
Income tax benefit	60	0.7%	(19)	(0.4)%
Net loss	$(6,901)	(85.0)%	$(6,006)	(125.6)%

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation and amortization, patent litigation settlements, stock-based compensation, and the change in allowance for doubtful accounts. Management uses adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by us may be different from similarly named non-GAAP financial measures used by other companies.

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Three Months Ended
	March 31,
	2021	2020
GAAP net loss attributable to common stockholders	$(7,433)	$(6,006)
Deemed dividend on convertible preferred stock	532	—
GAAP net loss	$(6,901)	$(6,006)
Adjustments:
Interest expense, net	575	589
Income tax provision (benefit)	60	(19)
Depreciation and amortization	85	177
Change in allowance for doubtful accounts	(106)	987
Loss on patent litigation settlement	89	—
Stock-based and other non-cash compensation	928	719
Adjusted EBITDA	$(5,270)	$(3,553)

Comparison of Results of Operations

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Net Revenue: The following table summarizes our unaudited net revenues by category, including each category’s percentage of our total revenue, for the three months ended March 31, 2021 and 2020, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2021		2020		Change	Change
Laser systems	$4,898	60.3%	$2,051	42.9%	$2,847	138.8%
Imaging systems	—	—%	—	—%	—	—%
Consumables and other	2,237	27.6%	1,472	30.8%	765	52.0%
Services	981	12.1%	1,260	26.3%	(279)	(22.1)%
Total products and services	8,116	100.0%	4,783	100.0%	3,333	69.7%
License fees and royalty	—	—%	—	—%	—	—%
Net revenue	$8,116	100.0%	$4,783	100.0%	$3,333	69.7%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended March 31, 2021 and 2020, as well as the amount of change and percentage of change in each geographic revenue category, (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2021		2020		Change	Change
United States	$5,221	64.3%	$3,129	65.4%	$2,092	66.9%
International	2,895	35.7%	1,654	34.6%	1,241	75.0%
Net revenue	$8,116	100.0%	$4,783	100.0%	$3,333	69.7%

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

Total net revenue increased by $3.3 million, or 70%, during the three months ended March 31, 2021 as compared to the same period in 2020 primarily due to worldwide dental office closures in 2020 as a result of the global COVID-19 pandemic. In the U.S., net revenue increased by $2.1 million, or 67%, for the three months ended March 31, 2021 compared to the same period in 2020.

Outside the U.S., net revenue increased by $1.2 million, or 75%, during the three months ended March 31, 2021 as compared to the same period in 2020. We believe dental offices in the U.S. are beginning to return to prior patient volume resulting in better revenue results, while patient volume in many countries outside the U.S. are still lagging from their pre-COVID-19 levels.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended March 31, 2021 and 2020, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2021		2020		Change	Change
Net revenue	$8,116	100.0%	$4,783	100.0%	$3,333	69.7%
Cost of revenue	5,375	66.2%	3,430	71.7%	1,945	56.7%
Gross profit	$2,741	33.8%	$1,353	28.3%	$1,388	102.6%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the three months ended March 31, 2021, was $2.7 million, or 34% of net revenue, an increase of approximately $1.4 million, or 103%, as compared with gross profit of $1.4 million, or 28% of net revenue, for the same period in 2020. The 6% increase in gross profit reflects the impact of the increase in revenues from the COVID-19 pandemic combined with an increase in average selling prices for products sold in the U.S. during first quarter of 2021 compared to the same period in 2020.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the three months ended March 31, 2021 and 2020, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31,		Amount	Percent
	2021		2020		Change	Change
Sales and marketing	$3,553	43.8%	$2,704	56.5%	$849	31.4%
General and administrative	3,447	42.5%	3,010	62.9%	437	14.5%
Engineering and development	1,803	22.2%	991	20.7%	812	81.9%
Total operating expenses	$8,803	108.5%	$6,705	140.2%	$2,098	31.3%

Sales and Marketing Expense. Sales and marketing expenses during the three months ended March 31, 2021 increased by $0.8 million, or 31%, as compared to the same period in 2020. This increase is primarily due to $0.5 million in bonus incentives for achieving sales targets, $0.2 million in sales commissions, $0.2 million in increased advertising expenses, and $0.2 million in various other expenses, partially offset by $0.3 million in reduced travel and trade show related expenses from the impact of the COVID-19 pandemic on our business operations.

General and Administrative Expense. General and administrative expenses during the three months ended March 31, 2021 increased by $0.4 million, or 15%, compared to the same period in 2020, primarily due to $0.4 million in severance expense, $0.3 million from a special shareholders meeting scheduled to be held in the first quarter of 2021, $0.3 million in legal and audit fees, $0.3 million in leadership bonus awards, and $0.2 million in various other expenses. These increases are partially offset by $1.1 million in lower allowance for doubtful accounts expense.

Engineering and Development Expense. Engineering and development expenses during the three months ended March 31, 2021 increased by $0.8 million, or 82%, compared to the same period in 2020, primarily due to an increase in payroll expenses driven by an increase in engineering projects for 2021 as compared to 2020. Although our primary focus will be on our sales and marketing efforts, we expect to continue our investment in engineering and development activity in the remainder of 2021.

Non-Operating Loss

Loss on Foreign Currency Transactions. We realized a $0.2 million loss on foreign currency transactions during the three months ended March 31, 2021 compared to a $0.1 million loss on foreign currency transactions during the three months ended March 31, 2020, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $0.6 million during the three months ended March 31, 2021 and was consistent with the same period in 2020. We expect interest expense to fluctuate depending on the movement in the London Interbank Bank Offered Rate (“LIBOR”) through the remainder of 2021 and the outstanding balance of our revolving line of credit with Pacific Mercantile Bank (the "PMB Loan"), if any.

Income Tax Provision (Benefit). We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes was a expense of $60 thousand for the three months ended March 31, 2021 as compared to a benefit of $19 thousand for the same period in the prior year. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $6.9 million for the three months ended March 31, 2021 compared to a net loss of $6.0 million for the three months ended March 31, 2020.

Liquidity and Capital Resources

At March 31, 2021, we had approximately $41.0 million in cash, cash equivalents and restricted cash. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The increase in cash, cash equivalents, and restricted cash was primarily due to proceeds of $14.4 million from the issuance of common stock and $16.5 million from warrants exercised during the first quarter of 2021 and fourth quarter of 2020.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash flows used in operating activities	$(6,499)	$(4,134)
Net cash flows used in investing activities	(8)	(9)
Net cash flows provided by (used in) financing activities	29,825	(117)
Effect of exchange rate changes	(148)	(18)
Net change in cash, cash equivalents and restricted cash	$23,170	$(4,278)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the three months ended March 31, 2021 totaled $6.5 million and was primarily comprised of our net loss of $6.9 million and a net decrease in operating assets and liabilities of $1.1 million, partially offset by stock-based compensation expense of $0.9 million. The net decrease in our operating assets and liabilities was primarily due to a $0.7 million increase in inventory and a decrease in accounts payable and accrued liabilities of $0.5 million, partially offset by a $0.6 million decrease in prepaid expenses and other current assets.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2021 was minimal. We expect cash flows from investing activities to remain minimal through the remainder of 2021.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was approximately $29.8 million primarily due to the sale of common stock from our February 2021 equity offering and the exercise of common stock warrants described below.

Effect of Exchange Rate

The $0.1 million effect of exchange rate on cash for the three months ended March 31, 2021 was due to recognized loss on foreign currency transactions, primarily driven by changes in the Euro during the period.

Future Liquidity Needs

As of March 31, 2021, we had working capital of approximately $46.5 million. Our principal sources of liquidity as of March 31, 2021 consisted of approximately $41.0 million in cash, cash equivalents and restricted cash and $3.3 million of net accounts receivable and any availability under our PMB Loan.

Although the Company received gross proceeds of approximately $14.4 million from an equity offering in February 2021 and $16.5 million for warrant exercises subsequent to December 31, 2020, the Company may still have to raise additional capital in the future. Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, the COVID-19 pandemic and the actions taken to contain it, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will be able to successfully enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to its’ stockholders.

The Company has historically experienced losses from operations and has used cash and cash equivalents in operating activities. To be able to discharge our liabilities and commitments in the normal course of business, we must increase sales of our products, control or potentially reduce expenses, and establish profitable operations in order to generate cash from operations or obtain additional funds when needed.

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

Term Loan

The information set forth in Note 9 – Debt – Term Loan is hereby incorporated herein by reference.

Revolving Credit Facility

The information set forth in Note 9 – Debt – Lines of Credit – Pacific Mercantile Bank is hereby incorporated herein by reference.

Paycheck Protection Program Loan

The information set forth in Note 9 – Debt – Paycheck Protection Program Loan is hereby incorporated herein by reference.

EIDL Loan

The information set forth in Note 9 – Debt – EIDL Loan is hereby incorporated herein by reference.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our President and Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of such proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2021, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM  1A.   RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K. The risks and uncertainties described below and in the 2020 Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations.

Failure to meet the continued listing requirements of the NASDAQ Stock Market, LLC (“NASDAQ”) could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

We have received deficiency letters from NASDAQ in the past. For example, on December 3, 2019, we received a deficiency letter from NASDAQ’s Listing Qualifications Department (the “Staff”), notifying us that we violated the continued listing requirements of NASDAQ listing rule 5550(a)(2) (the “Minimum Bid Price Rule”), which requires that BIOLASE common stock maintain a minimum bid price of at least $1.00 per share. On March 31, 2020, we received a deficiency letter from NASDAQ notifying us that, based on the Company’s stockholders’ equity of $377,000 as of December 31, 2019, as reported in our Form 10-K for the fiscal year ended December 31, 2019, we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on NASDAQ under NASDAQ Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million.

As of the date of this quarterly report on Form 10-Q, the market price of BIOLASE common stock is below $1.00 per share. If we fail to comply with NASDAQ’s continued listing requirements, including the Minimum Bid Price Rule, we may receive another deficiency letter from the Staff, and if we do not regain compliance within the period specified in such deficiency letter, our common stock will be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock.

The Company has proposed an amendment to its certificate of incorporation to effect a reverse stock split of BIOLASE common stock, if and when determined by the Board. The Company’s stockholders will vote on the proposal at the Company's 2021 annual meeting of stockholders scheduled to be held on May 26, 2021. If the Company’s stockholders approve the reverse stock split, the Company expects to regain or maintain compliance with the Minimum Bid Price Rule for the foreseeable future. However, there is no assurance that the Company’s stockholders will approve the proposal.

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

We have experienced net losses for each of the past three years, and we could experience additional losses and have difficulty achieving profitability in the future.

We had an accumulated deficit of approximately $258 million at March 31, 2021. We recorded net losses of approximately $6.9 million, $16.8 million, $17.9 million, and $21.5 million for the three months ended March 31, 2021 and the years ended December 31, 2020, 2019, and 2018, respectively. In order to achieve profitability, we must increase net revenue through new sales and control our costs. Failure to increase our net revenue and decrease our costs could cause our stock price to decline and could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Fifth Amendment to Restated Certificate of Incorporation		8-K	05/28/2020	3.1	06/01/2020

3.1.7	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.8	Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.2	04/20/2017

3.1.9	Certificate of Designations, Preferences and Rights of Series E Participating Convertible Preferred Stock of the Registrant		8-K	10/29/2019	3.1	10/30/2019

3.1.10	Certificate of Designations, Preferences, Rights and Limitations of Series F Convertible Preferred Stock of the Registrant, including Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant		8-K	07/15/2020	3.1	07/22/2020

3.2	Seventh Amended and Restated Bylaws of the Registrant, adopted on October 8, 2018		8-K	10/08/2018	3.1	10/09/2018

4.1	Form of Warrant Issued on November 7, 2014		8-K	11/03/2014	99.1	11/07/2014

4.2	Form of Warrant issued on August 8, 2016		8-K	08/01/2016	99.1	08/02/2016

4.3	Form of Warrant issued April 18, 2017		DEF14A		D	05/19/2017

4.4	Warrant to Purchase Stock issued on March 6, 2018 to Western Alliance Bank		10-K	12/31/2017	4.4	03/14/2018

4.5	Warrant to Purchase Stock issued on September 27, 2018 to Western Alliance Bank		10-Q	09/30/2018	4.1	11/14/2018

4.6	Warrant to Purchase Stock issued on September 27, 2018 to SWK Funding LLC		10-Q	09/30/2019	4.2	11/14/2018

4.7	Warrant to Purchase Stock issued on May 7, 2019 to SWK Funding LLC		10-Q	03/31/2019	4.7	05/10/2019

4.8	Consolidated Amended and Restated Warrant to Purchase Common Stock, dated November 9, 2019, by and between the Registrant and SWK Funding LLC		10-Q	09/30/2019	4.8	11/08/2019

4.9	Warrant to Purchase Stock issued on May 15, 2020 to SWK Funding LLC		S-1/A	06/19/2020	4.14	06/19/2020

4.10	Form of Warrant issued on June 9, 2020		8-K	06/08/2020	4.1	06/09/2020

4.11	Form of Warrant issued on July 15, 2020		8-K	07/15/2020	4.2	07/22/2020

4.12	Amended and Restated Warrant Agency Agreement, dated as of July 21, 2020, by and between the Registrant, Computershare, Inc. and Computershare Trust Company, N.A.		8-K	07/15/2020	4.1	07/22/2020

10.1	Seventh Amendment to Credit Agreement, dated as of February 24, 2021, by and between the Registrant and SWK Funding LLC		10-Q	12/31/2020	10.41	03/31/2021

10.2*	Separation Agreement With General Release of All Claims, dated March 12, 2021, by and between the Registrant and Todd Norbe		10-K	12/31/2020	10.44	03/31/2021

10.3	Underwriting Agreement dated as of February 5, 2021 by and among Biolase Inc. and Maxim Group LLC as representative of the several underwriters named therein		8-K	02/05/2021	1.1	02/10/2021

31.1	Certification pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**	10-Q	09/30/2020	32.2	11/13/2020

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*               Compensatory contract or arrangement

**             Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE, INC.
(Registrant)

May 13, 2021	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)