Form 10-Q
period 2021-06-30
BIOLASE, INC
filed 2021-08-13
CIK 811240

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2021

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

As of August 5, 2021, the registrant had 151,193,587 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM  1.      FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$37,081	$17,564
Restricted cash	204	312
Accounts receivable, less allowance of $3,928 and $4,017 in 2021 and 2020, respectively	3,819	3,059
Inventory	12,715	11,157
Prepaid expenses and other current assets	1,521	3,018
Total current assets	55,340	35,110
Property, plant, and equipment, net	916	782
Goodwill	2,926	2,926
Right of use asset	1,842	1,976
Other assets	225	231
Total assets	$61,249	$41,025
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,502	$2,651
Accrued liabilities	6,461	6,667
Deferred revenue, current portion	2,056	1,905
Current portion of term loans, net of discount	700	—
Total current liabilities	12,719	11,223
Deferred revenue	333	374
Warranty accrual	507	384
Non current term loans, net of discount	12,703	16,186
Non current operating lease liability	1,602	1,774
Other liabilities	129	1,056
Total liabilities	27,993	30,997
Commitments and contingencies — Note 11
Stockholders' equity:
Series F Preferred stock, par value $0.001 per share; 18 shares authorized, 0 and 1 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	35	118
Common stock, par value $0.001 per share; 180,000 shares authorized, 151,236 and 97,709 shares issued and 151,191 and 97,663 outstanding as of June 30, 2021 and December 31, 2020, respectively	151	98
Additional paid-in capital	292,517	261,573
Accumulated other comprehensive loss	(468)	(385)
Accumulated deficit	(258,979)	(251,376)
Total stockholders' equity	33,256	10,028
Total liabilities, redeemable preferred stock and stockholders' equity	$61,249	$41,025

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenue	$9,134	$2,938	$17,250	$7,721
Cost of revenue	5,093	1,997	10,469	5,427
Gross profit	4,041	941	6,781	2,294
Operating expenses:
Sales and marketing	3,311	2,093	6,864	4,797
General and administrative	2,779	2,137	6,134	5,147
Engineering and development	1,162	690	2,966	1,680
Loss on patent litigation settlement	72	—	161	—
Total operating expenses	7,324	4,920	16,125	11,624
Loss from operations	(3,283)	(3,979)	(9,344)	(9,330)
(Gain) Loss on foreign currency transactions	(69)	40	136	126
Interest expense, net	582	625	1,157	1,214
Gain on debt forgiveness	(3,014)	—	(3,014)	—
Non-operating (gain) loss, net	(2,501)	665	(1,721)	1,340
Loss before income tax provision (benefit)	(782)	(4,644)	(7,623)	(10,670)
Income tax provision (benefit)	(80)	53	(20)	34
Net loss	(702)	(4,697)	(7,603)	(10,704)
Other comprehensive loss items:
Foreign currency translation adjustments	65	74	(83)	56
Comprehensive loss	$(637)	$(4,623)	$(7,686)	$(10,648)

Net loss	$(702)	$(4,697)	$(7,603)	$(10,704)
Deemed dividend on convertible preferred stock	(6)	—	(538)	—
Net loss attributable to common stockholders	$(708)	$(4,697)	$(8,141)	$(10,704)

Net loss per share attributable to common stockholders:
Basic	$(0.00)	$(0.12)	$(0.06)	$(0.31)
Diluted	$(0.00)	$(0.12)	$(0.06)	$(0.31)
Shares used in the calculation of net loss per share:
Basic	150,665	37,990	142,693	34,709
Diluted	150,665	37,990	142,693	34,709

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Mezzanine Equity		Stockholders' Equity
	Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Series F Convertible Preferred Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Loss	Deficit	Equity
Balances, March 31, 2021	—	$—	149,413	$149	$292,141	—	$36	$(533)	$(258,277)	$33,516
Sale of common stock	—	—	—	—	(1)	—	—	—	—	(1)
Conversion of Series F Convertible Preferred Stock	—	—	18	—	7	—	(7)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	(6)	—	6	—	—	—
Issuance of stock from RSUs, net	—	—	1,781	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	—	—	366	—	—	—	—	366
Exercise of common stock warrants	—	—	24	—	12	—	—	—	—	12
Net loss	—	—	—	—	—	—	—	—	(702)	(702)
Foreign currency translation adjustment	—	—	—	—	—	—	—	65	—	65
Balances, June 30, 2021	—	$—	151,236	$151	$292,517	—	$35	$(468)	$(258,979)	$33,256

Balances, December 31, 2020	—	$—	97,709	$98	$261,573	1	$118	$(385)	$(251,376)	$10,028
Sale of common stock	—	—	14,000	14	13,277	—	—	—	—	13,291
Issuance of common stock for settlement of liability	—	—	500	1	509	—	—	—	—	510
Conversion of Series F Convertible Preferred Stock	—	—	1,552	2	619	(1)	(621)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	(538)	—	538	—	—	—
Issuance of stock from RSUs, net	—	—	1,781	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,062	—	—	—	—	2,062
Exercise of common stock warrants	—	—	35,694	34	15,017	—	—	—	—	15,051
Net loss	—	—	—	—	—	—	—	—	(7,603)	(7,603)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(83)	—	(83)
Balances, June 30, 2021	—	$—	151,236	$151	$292,517	—	$35	$(468)	$(258,979)	$33,256

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Mezzanine Equity		Stockholders' Equity
	Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Series F Convertible Preferred Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Loss	Deficit	Equity
Balances, March 31, 2020	70	$3,965	31,537	$31	$236,386	—	$—	$(719)	$(240,554)	$(4,856)
Sale of common stock	—	—	—	—	3,861	—	—	—	—	3,861
Sale of common stock warrants	—	—	—	—	3,031	—	—	—	—	3,031
Conversion of Series E Participating Convertible Preferred Stock	(70)	(3,965)	—	—	3,965	—	—	—	—	3,965
Settlement of liability awards	—	—	—	—	—	—	—	—	—	—
Stock offering costs	—	—	—	—	(863)	—	—	—	—	(863)
Stock-based compensation	—	—	—	—	708	—	—	—	—	708
Warrants issued in connetion with debt instruments	—	—	—	—	67	—	—	—	—	67
Issuance of stock from RSUs, net	—	—	18,805	19	—	—	—	—	—	19
Net loss	—	—	—	—	—	—	—	—	(4,697)	(4,697)
Foreign currency translation adjustment	—	—	—	—	—	—	—	74	—	74
Balances, June 30, 2020	—	$—	50,342	$50	$247,155	—	$—	$(645)	$(245,251)	$1,309

Balances, December 31, 2019	70	$3,965	31,439	$31	$235,595	—	$—	$(701)	$(234,547)	$378
Sale of common stock	—	—	—	—	3,861	—	—	—	—	3,861
Sale of common stock warrants	—	—	—	—	3,031	—	—	—	—	3,031
Conversion of Series E Participating Convertible Preferred Stock	(70)	(3,965)	—	—	3,965	—	—	—	—	3,965
Settlement of liability awards	—	—	—	—	151	—	—	—	—	151
Stock offering costs	—	—	—	—	(863)	—	—	—	—	(863)
Stock-based compensation	—	—	—	—	1,348	—	—	—	—	1,348
Warrants issued in connetion with debt instruments	—	—	—	—	67	—	—	—	—	67
Issuance of stock from RSUs, net	—	—	18,903	19	—	—	—	—	—	19
Net loss	—	—	—	—	—	—	—	—	(10,704)	(10,704)
Foreign currency translation adjustment	—	—	—	—	—	—	—	56	—	56
Balances, June 30, 2020	—	$—	50,342	$50	$247,155	—	$—	$(645)	$(245,251)	$1,309

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(7,603)	$(10,704)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	176	488
Provision for bad debts	(79)	1,008
Inventory write-offs and disposals	(103)	—
Amortization of discount on lines of credit	84	74
Amortization of debt issuance costs	193	121
Patent litigation mark-to-market	161	—
Stock-based compensation	1,297	1,519
Gain on debt forgiveness	(3,014)	—
Changes in operating assets and liabilities:
Accounts receivable	(682)	3,633
Inventory	(1,455)	(937)
Prepaid expenses and other current assets	438	(14)
Accounts payable and accrued liabilities	471	(3,835)
Deferred revenue	108	(692)
Net cash and cash equivalents used in operating activities	(10,008)	(9,339)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(311)	(81)
Net cash and cash equivalents used in investing activities	(311)	(81)
Cash Flows from Financing Activities:
Proceeds from the sale of common stock	13,291	3,881
Proceeds from the sale of common stock warrants	—	3,031
Payments of equity offering costs	(6)	(991)
Borrowings on other long-term loans	—	3,140
Borrowings on credit facility	—	3,000
Repayment of credit facility	—	(3,000)
Fees paid for debt instruments	—	(50)
Proceeds from the exercise of common stock warrants	16,550	—
Payment of debt issuance costs	(24)	—
Net cash and cash equivalents provided by financing activities	29,811	9,011
Effect of exchange rate changes	(83)	57
Increase (decrease) in cash, cash equivalents and restricted cash	19,409	(352)
Cash, cash equivalents and restricted cash, beginning of period	17,876	6,101
Cash, cash equivalents and restricted cash, end of period	$37,285	$5,749
Supplemental cash flow disclosure:
Cash paid for interest	$886	$466
Cash received for interest	$29	$—
Cash paid for income taxes	$130	$26
Cash paid for operating leases	$263	$188
Non-cash accrual for capital expenditures	$—	$35
Non-cash settlement of liability	$510	$—
Non-cash right-of-use assets obtained in exchange for lease obligation	$48	$570
Warrants issued in connection with debt instruments	$—	$67

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

The consolidated results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020, included in BIOLASE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “2020 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred losses from operations and used cash in operating activities for the three and six months ended June 30, 2021 and for the years ended December 31, 2020, 2019, and 2018.

As of June 30, 2021, the Company had working capital of approximately $42.6 million. The Company’s principal sources of liquidity as of June 30, 2021 consisted of approximately $37.3 million in cash, cash equivalents, and restricted cash, $3.8 million of net accounts receivable, and unused availability under the PMB Loan (as defined below) of approximately $2.8 million. As of December 31, 2020, the Company had working capital of approximately $23.9 million, $17.9 million in cash, cash equivalents and restricted cash and $3.1 million of net accounts receivable. The increase in cash, cash equivalents, and restricted cash since December 31, 2020 was primarily due to proceeds of $14.4 million from the issuance of common stock and $16.6 million from warrants exercised in the six months ended June 30, 2021. See Note 4 to the consolidated financial statements for additional information on these common stock issuances and warrant exercises.

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

COVID-19 Risk and Uncertainties and CARES Act

The COVID-19 pandemic severely impacted global economic activity, and many countries and many states in the United States reacted to the COVID-19 pandemic by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures included dental office closures worldwide, in large part, for all but emergency procedures. The ability of the Company’s salespeople to call on dental customers during these closures was greatly limited. In addition, most dental shows and workshops scheduled in 2020 were canceled. As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from the Company’s operations during 2020 were less than anticipated. Moreover, in light of the recent increase in

COVID-19 cases as a result of the Delta variant, there is no assurance that sales will return to normal levels during the remainder of 2021 or at any time thereafter.

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

The Company analyzed the provisions of the CARES Act and determined that it will not have a material impact on its future financial condition, results of operations, or liquidity.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management as discussed in the Company’s 2020 audited financial statements included in the 2020 Form 10-K. Management believes that there have been no significant changes during the six months ended June 30, 2021 in the Company’s critical accounting policies from those disclosed in the Company’s 2020 audited financial statements included in the 2020 Form 10-K.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the three and six-month periods ended June 30, 2021 and 2020, respectively, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

NOTE 3—REVENUE RECOGNITION

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

Revenue from products and services transferred to customers at a single point in time accounted for 88% of net revenue for the three and six months ended June 30, 2021 and 66% and 71% of net revenue for the three and six months ended June 30, 2020, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale of laser systems and consumables.

Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 12% of net revenue for the three and six months ended June 30, 2021 and 34% and 29% of net revenue for the three and six months ended June 30, 2020, respectively. The majority of the Company’s revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $0.8 million and $0.7 million as of each of June 30, 2021 and December 31, 2020, respectively.

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

	June 30,	December 31,
	2021	2020
Undelivered elements (training, installation, product and support services)	$813	$670
Extended warranty contracts	1,576	1,609
Total deferred revenue	2,389	2,279
Less: long-term portion of deferred revenue	(333)	(374)
Deferred revenue — current	$2,056	$1,905

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at June 30, 2021 and December 31, 2020.

The amount of revenue recognized during the six months ended June 30, 2021 and 2020 that was included in the opening contract liability balance related to undelivered elements was $0.1 million and $0.4 million, respectively. The amounts related to extended warranty contracts was $0.9 million and $2.0 million, for the six months ended June 30, 2021 and 2020, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
United States	$5,865	$2,195	$11,086	$5,324
International	3,269	743	6,164	2,397
Total net revenue	$9,134	$2,938	$17,250	$7,721

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue recognized over time	$1,056	$985	$2,115	$2,006
Revenue recognized at a point in time	8,078	1,953	15,135	5,715
Net revenue	$9,134	$2,938	$17,250	$7,721

The Company’s sales by end market were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
End-customer	$5,865	$2,402	$11,086	$5,741
Distributors	3,269	536	6,164	1,980
Net revenue	$9,134	$2,938	$17,250	$7,721

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

The Series F Preferred Stock contained a beneficial conversion feature which resulted in a deemed dividend to preferred stockholders of approximately $2.7 million, upon immediate accretion. Additionally, the July 2020 Warrants were recognized as a discount to the Series F Preferred Stock, with the conversion of approximately 18,000 and 17,000 Series F Preferred Stock to common stock as of June 30, 2021 and December 31, 2020 respectively. Upon conversion, this discount was accreted and also recognized as a deemed dividend to preferred stockholders in the amount of $0.5 million and $14.7 million for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.

Approximately 261 and 882 shares of Series F Preferred Stock remained outstanding as of June 30, 2021 and December 31, 2020, respectively.

Redeemable Preferred Stock

Series E Participating Convertible Preferred Stock

As of June 30, 2021 and December 31, 2020, there were no shares of Series E Preferred Stock issued and outstanding.

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2017, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, directors of the Company, and consultants. As of June 30, 2021, a total of 3,110,000 shares have been authorized for issuance under the 2002 Plan, of which approximately 1,036,00 shares of common stock have been issued pursuant to options that were exercised and restricted stock units ("RSUs") that were vested, approximately 881,000 shares of common stock have been reserved for options that are outstanding, and 0 shares of common stock remain available for future grants.

2018 Stock Incentive Plan

At the 2018 annual meeting of stockholders, the Company’s stockholders approved the 2018 Long-Term Incentive Plan (as amended, the “2018 Plan”) which was amended by Amendment No. 1 to the 2018 Plan, approved by the Company’s stockholders at a special meeting on September 21, 2018, Amendment No. 2 to the 2018 Plan, as approved by the Company’s stockholders on May 15, 2019, Amendment No. 3 to the 2018 Plan, as approved by the Company’s stockholders on May 13, 2020, and Amendment No. 4 to the 2018 Plan, as approved by the Company's stockholders on June 11, 2021. Although the increase of 24,700,000 in the number of shares of BIOLASE common stock available for issuance under the 2018 Plan was approved by the stockholders on June 11, 2021, the proposal to amend BIOLASE's certificate of incorporation to increase the number of authorized shares of BIOLASE common stock was not approved by stockholders at the meeting. Therefore the shares available for issuance under the 2018 Plan only increased by the number of remaining shares authorized for issuance. The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors, and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders.

Under the terms of the 2018 Plan, 36,921,000 shares of BIOLASE common stock are available for issuance under the 2018 Plan; however, because the increase in the number of authorized shares under the certificate of incorporation was not approved by stockholders at the 2021 annual meeting, only 3,589,000 shares are available for future grants as of the date of these unaudited consolidated financial statements. As of June 30, 2021, a total of approximately 5,139,000 shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options and or settlement of unvested RSUs.

The Company recognized stock-based compensation expense of $0.4 million and $1.3 million for the three and six months ended June 30, 2021, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021 and 2020, the Company had approximately $0.4 million and $1.4 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. As of June 30, 2021 and December 31, 2020, $0.0 million and $0.9 million of the total stock compensation cost related to performance-based awards was recognized as a liability. The Company expects that expense to be recognized over a weighted-average period of 1.5 years or by June 2022.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of revenue	$35	$78	$113	$129
Sales and marketing	108	175	229	384
General and administrative	168	482	718	907
Engineering and development	55	66	237	99
Total	$366	$801	$1,297	$1,519

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Expected term (years)	N/A	5.5	6.1	5.5
Volatility	—%	103%	110%	103%
Annual dividend per share	N/A	$—	$—	$—
Risk-free interest rate	—%	0.36%	0.69%	0.37%

A summary of option activity for the six months ended June 30, 2021 is as follows (in thousands, except per share data):

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value(1)
Options outstanding at December 31, 2020	2,398	$2.96	7.2	$53
Granted at fair market value	20	$1.29
Forfeited, cancelled, or expired	(100)	$7.87
Options outstanding at June 30, 2021	2,318	$2.73	6.9	$405
Options exercisable at June 30, 2021	2,222	$2.80	6.9	$396
Vested options expired during the period ended June 30, 2021	91	$8.48

(1)
The intrinsic value calculation does not include negative values, which can occur when the fair market value on the reporting date is less than the exercise price of the award.

A summary of unvested stock option activity for the six months ended June 30, 2021 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2020	1,323	$0.34
Granted	20	$1.07
Vested	(1,248)	$0.31
Unvested options at June 30, 2021	95	$0.83

Fair value disclosures related to grants, exercises and vested options are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted-average fair value of options granted during period	$—	$0.29	$1.07	$0.29
Total fair value of shares vested during the period	$365	$58	$387	$134

Restricted Stock Units

During the six months ended June 30, 2021, the Company granted approximately 1.4 million RSUs and the Company canceled approximately 0.1 million RSUs with performance-based vesting due to non-achievement of the performance targets.

A summary of unvested RSU activity for the six months ended June 30, 2021 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs at December 31, 2020	3,672	$0.66
Granted	1,378	$1.08
Vested	(2,879)	$0.69
Forfeited or cancelled	(521)	$1.38
Unvested RSUs at June 30, 2021	1,650	$0.72

Warrants

The Company issues warrants to acquire shares of BIOLASE common stock as approved by the Board. During the first quarter of 2021, the Company received proceeds of $15.0 million from warrants exercised in 2021 and $1.5 million from warrants exercised at the end of the fourth quarter of 2020, which was a receivable included in other current assets as of December 31, 2020.

A summary of warrant activity for the six months ended June 30, 2021 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2020	54,052	$0.62
Exercised	(35,765)	$0.43
Warrants outstanding at June 30, 2021	18,287	$1.00
Warrants exercisable at June 30, 2021	18,287	$1.00
Vested warrants expired during the period ended June 30, 2021	—	$—

See Note 9 for information on the Western Alliance Warrants, the SWK Warrants, and the DPG Warrants (each as defined below).

Phantom Awards and Stock Appreciation Rights

During the second quarter of 2021, the Company issued 9.9 million phantom RSUs in lieu of stock-settled RSUs historically granted for leadership bonuses and non-employee director service. The phantom RSUs have either time-based or performance-based vesting conditions and will be settled in cash in 2024 with the Company's option to settle the award in BIOLASE common stock at the sole discretion of the Board. These phantom RSUs are included as a component of long-term liability on the consolidated balance sheet and are not included in stock-based compensation expense on the consolidated statements of operations and comprehensive loss due to the cash-settlement feature of the award. If at any time the determination is made to settle the phantom RSUs in BIOLASE common stock, the awards will be included as a component of additional paid-in capital on the consolidated balance sheet. The expense recognized during the three months ended June 30, 2021 was not significant.

During the second quarter of 2021, the Company issued 0.7 million stock appreciation rights ("SARs") in lieu of stock-settled RSUs historically granted for non-employee director service. Upon exercise, the SARs will be settled in cash with the Company's option to settle in BIOLASE common stock at the sole discretion of the Board. These SARS are included in accrued liabilities on the consolidated balance sheet and are not included in stock-based compensation expense on the consolidated statements of operations and comprehensive loss due to the cash-settlement feature of the award. If at any time the determination is made to settle in BIOLASE common stock, the awards will be included as a component of additional paid-in capital on the consolidated balance sheet. The expense recognized during the three months ended June 30, 2021 was not significant.

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of BIOLASE common stock outstanding for the period. In computing diluted net loss per share, the weighted average number of shares of common stock outstanding is adjusted to reflect the effect of potentially dilutive securities. Income is adjusted for any deemed dividends to preferred stockholders to compute income available to common stockholders.

Outstanding stock options, RSUs, and warrants to purchase approximately 24.6 million and 18.5 million shares were not included in the calculation of diluted loss per share amounts for the periods ended June 30, 2021 and June 30, 2020, respectively, as their effect would have been anti-dilutive. Also excluded in the calculation of diluted loss per share amount for the three and six months ended June 30, 2021 are the 652,500 shares of BIOLASE common stock issuable upon conversion of the 261 shares of Series F Preferred Stock outstanding as of June 30, 2021.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$4,346	$3,721
Work-in-process	1,601	1,158
Finished goods	6,768	6,278
Inventory	$12,715	$11,157

Inventory has been reduced by estimates for excess and obsolete amounts totaling $0.7 million as of June 30, 2021 and December 31, 2020.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2021	2020
Building	$221	$229
Leasehold improvements	78	52
Equipment and computers	7,585	7,477
Furniture and fixtures	465	465
Construction in progress	224	46
Total	8,573	8,269
Accumulated depreciation and amortization	(7,829)	(7,664)
Property, plant, and equipment, net before land	744	605
Land	172	177
Property, plant, and equipment, net	$916	$782

Depreciation and amortization expense related to property, plant, and equipment totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2021 and $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively.

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

As of June 30, 2021 and December 31, 2020, the Company had goodwill of $2.9 million. As of June 30, 2021 and December 31, 2020, all intangible assets have been fully amortized and no amortization expense was recognized during the three and six months ended June 30, 2021 and 2020.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2021	2020
Payroll and benefits	$2,982	$3,552
Settlement accrual	651	—
Warranty accrual, current portion	551	748
Taxes	328	165
Accrued professional services	259	281
Accrued insurance premium	353	885
Lease liability	378	305
Other	959	731
Accrued liabilities	$6,461	$6,667

The CARES Act allows employers to defer the deposit and payment of the employer's share of Social Security taxes through December 31, 2020. Under the CARES Act, the Company deferred $0.4 million as of June 30, 2021. The deferred liability is included in accrued payroll and benefits.

As of June 30, 2021, a settlement accrual liability of $0.7 million related to the CAO Settlement Agreement (as defined below) was included in current accrued liabilities. See Note 11 for additional information.

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties are included within accrued liabilities and were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance, beginning of period	$1,396	$1,158	$1,132	$1,110
Provision for estimated warranty cost	140	(261)	804	(18)
Warranty expenditures	(478)	(43)	(878)	(238)
Balance, end of period	1,058	854	1,058	854
Less: long-term portion of warranty accrual	507	194	507	194
Current portion of warranty accrual	$551	$660	$551	$660

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

NOTE 9—DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	June 30,	December 31,
	2021	2020
SWK Loan	$14,300	$14,300
PPP Loan	—	2,980
EIDL Loan	150	150
Discount and debt issuance costs on SWK Loan	(1,047)	(1,244)
Total	13,403	16,186
Current term loans, net of discount	(700)	—
Non current term loans, net of discount	$12,703	$16,186

The Company recognized approximately $0.6 million and $1.2 million in interest expense for the three and six months ended June 30, 2021 and $0.6 million and $1.2 million in interest expense for the three and six months ended June 30, 2020, respectively. The weighted-average interest rate as of June 30, 2021 was 12.25%.

The future minimum principal and interest payments as of June 30, 2021 are as follows (in thousands):

	Principal	Interest (1)
Remainder of 2021	$—	$886
2022	2,100	1,716
2023	2,800	1,393
2024	9,400	1,899
2025	1	8
2026 and thereafter	149	88
Total future payments	$14,450	$5,990

(1) Estimated using London Interbank Bank Offered Rate (“LIBOR”) as of June 30, 2021

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

The PMB Loan Agreement requires the Company to maintain unrestricted cash at PMB plus unused availability under the PMB Loan in an amount equal to at least the Burn Rate. “Burn Rate” means the Company’s net profit/net loss plus depreciation plus amortization plus stock-based compensation plus the change in the accounts receivable reserve, measured on a trailing three-month basis. In addition, the PMB Loan Agreement contains customary affirmative and negative covenants for financings of its type (subject to customary exceptions).

As of June 30, 2021 and December 31, 2020, the Company had no borrowings outstanding and unused availability under the PMB Loan of approximately $2.8 million and $2.3 million, respectively.

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (the “Credit Agreement”) with SWK Funding LLC (“SWK”), pursuant to which the Company has borrowed $14.3 million (“SWK Loan”) as of June 30, 2021. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement and subsequent amendments as discussed in the Company’s 2020 Form 10-K, repayment of the SWK Loan is interest-only through the second quarter of 2022, paid quarterly with the option to extend the interest-only period. Principal repayments begin in the second quarter of 2022 and will be approximately $0.7 million quarterly until the SWK Loan matures in the second quarter of 2024. The loan bears interest of 10% plus LIBOR floor of 2.25% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists.

In light of the Company's increase in working capital from the Equity Offering and cash received from warrants exercised, the Company entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”) with SWK on February 24, 2021, which provides for adjusted minimum aggregate revenue and EBITDA requirements at the end of certain periods, to the extent that our liquid assets are less than $15 million. While the Company's liquid assets are at or above $15 million, no financial maintenance covenants are applicable.

For the Seventh Amendment, the Company paid an incremental amendment fee of $25,000, which is being amortized over the remaining life of the loan as of the date of the amendment.

As of June 30, 2021, the Company was in compliance with debt covenants of the Credit Agreement.

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

In June 2021, the Company received a reply to its request, and the PPP Loan along with all accrued interest was forgiven by the SBA. The amount of loan forgiveness is presented as a component of non-operating (gain) loss on the Statement of Operations. The SBA may undertake a review of a loan of any size during the six-year period following forgiveness of the loan. The review may include the loan forgiveness application, as well as whether the Company received the proper loan amount. There can be no assurance as to the result of any such SBA review.

EIDL Loan

On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $150,000, with proceeds to be used for working capital purposes.

Interest on the EIDL Loan accrues at the rate of 3.75%, per annum and installment payments, including principal and interest, are due monthly beginning in July 2021 and are payable through July 2050. In April 2021, the SBA announced that it was extending the first payment due date for all loans until 2022, or 24 months from the loan execution date. The Company is obligated to begin making payments on this EIDL Loan starting in May 2022.

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

SWK Warrants

In connection with the Credit Agreement, on November 9, 2018, the Company issued to SWK warrants (the “SWK Warrants”) to purchase up to 372,023 shares of BIOLASE common stock. The SWK Warrants were immediately exercisable and expire on November 9, 2026. The initial exercise price of the SWK Warrants was $1.34, which was the average closing price of BIOLASE common stock for the ten trading days immediately preceding November 9, 2018. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the SWK Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%; and resulted in an estimated fair value of $0.4 million.

In November 2019, these warrants were consolidated and the exercise price was adjusted to $1.00, and in March 2020, the exercise price was adjusted a second time to $0.49. The impact of both reprice events was de minimis to the consolidated financial statements. In connection with the Fifth Amendment, the Company entered into a Third Amendment to the SWK Warrant Agreement. Under this amendment, the Company granted to SWK 63,779 additional common stock warrants at an exercise price of approximately $0.39. All other terms and conditions to the additional warrants were the same as those previously granted. The Company also revised the exercise price of the 487,198 common stock warrants held by SWK to $0.39. The Company measured the fair value of the 63,779 warrants granted using the Black-Scholes. The fair value of the additional warrants and the aggregate impact of the exercise price adjustments in previous amendments to the Warrant Agreement were less than $0.1 million and not material to the consolidated financial statements. Due to the repricing that occurred in the second quarter of 2020, the down round features of these warrants was not triggered by the Company’s June 2020 sale of common stock.

DPG Warrants

In connection with the SWK Loan, the Company paid a finder’s fee to Deal Partners Group ("DPG") of $0.4 million cash and issued warrants to purchase up to 279,851 shares of common stock (the “DPG Warrants”). The DPG Warrants were issued on November 14, 2018, were exercisable immediately, and expire on November 9, 2026. The initial exercise price of the DPG Warrants was $1.34 which was the average closing price of the Company’s common stock for the ten trading days immediately preceding November 9, 2018. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the DPG Warrants of $0.3 million was estimated using the Black-Scholes option pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%. In May 2019 the Company issued 149,727 warrants to purchase common stock at a weighted average exercise price of $2.17 to SWK and DPG.

In November 2019, the exercise price of the DPG Warrants issued on November 14, 2018 was adjusted from $1.34 per share to $0.88 per share and the exercise price of the DPG Warrants issued on May 7, 2019 was adjusted from $2.17 per share to $1.42 per share. The impact of the reprice was de minimis to the unaudited consolidated financial statements. The June 2020 sale of common stock triggered the down round features of these warrants, and in August 2020, the Company adjusted the exercise price of these warrants to $0.62 and $0.38 per share. The impact of this reprice was not material.

The value of both the SWK Warrants and the DPG Warrants was recognized as a discount on the SWK Loan and is being amortized on a straight-line basis which approximates the effective-interest method, over the loan term of five years. Additionally, based on the adoption of ASU 2017-11 in the fourth quarter of 2018, these warrants are classified as equity in the consolidated balance sheet as of June 30, 2021 and December 31, 2020.

NOTE 10—LEASES

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

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash paid for operating lease liabilities	$197	$188	$263	$330
Right-of-use assets obtained in exchange for new operating lease obligations	$48	$570	48	$570
Weighted-average remaining lease term	4.2 years	4.5 years	4.2 years	4.5 years
Weighted-average discount rate	12.3%	12.3%	12.3%	12.3%

Lease expense consists of payments for real property, office copiers, and IT equipment. The Company recognizes payments for non-lease components such as common area maintenance in the period incurred. As of June 30, 2021, the Company had no significant leases that had not commenced.

The Company allocates lease cost amongst lease and non-lease components. The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of June 30, 2021 for leases that have commenced are as follows (in thousands):

June 30,
2022	$608
2023	585
2024	590
2025	539
2026 and thereafter	243
Total future minimum lease obligations	2,565
Less imputed interest	(585)
Total lease liabilities	$1,980

Current operating lease liabilities, included in accrued liabilities	$378
Non current lease liabilities	1,602
Total lease liabilities	$1,980

As of June 30, 2021, right-of-use assets were $1.8 million and lease liabilities were $2.0 million.

Rent expense totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2021 and $0.2 million and $0.4 million for the three and six months ended June 30, 2020.

Future minimum rental commitments under lease agreements, as of June 30, 2021, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

Year Ended
December 31,
Remainder of 2021	$319
2022	577
2023	591
2024	589
2025 and thereafter	489
Total future minimum lease obligations	2,565
Less imputed interest	(585)
Total lease liabilities	$1,980

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

In February 2021, the Company issued 500,000 restricted shares of common stock in satisfaction of its obligation to issue the Stock Consideration to CAO under the CAO Settlement Agreement and reduced the accrued liability to $0.6 million. As of June 30, 2021, the remaining accrued liability related to the CAO Settlement Agreement was included in current accrued liabilities in the amount of $0.7 million. As of December 31, 2020, the accrued liability related to the CAO Settlement Agreement was $1.0 million and was included in non current other liabilities.

NOTE 12—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three and six months ended June 30, 2021, sales to customers in the United States accounted for approximately 64% of net revenue and international sales accounted for approximately 36% of net revenue, respectively. For the three and six months ended June 30, 2020, sales to customers in the United States accounted for approximately 75% and 69% of net revenue and international sales accounted for approximately 25% and 31% of net revenue, respectively. No individual country, other than the United States, represented more than 10% of total net revenue during the three and six months ended June 30, 2021 or 2020.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
United States	$5,865	$2,195	$11,086	$5,324
International	3,269	743	6,164	2,397
Total net revenue	$9,134	$2,938	$17,250	$7,721

Property, plant, and equipment by geographic location was as follows (in thousands):

	June 30,	December 31,
	2021	2020
United States	$629	$486
International	287	296
Total	$916	$782

NOTE 13—CONCENTRATIONS

Revenue from the Company’s products are as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021		2020		2021		2020
Laser systems	$5,720	62.6%	$1,091	37.1%	$10,540	61.1%	$3,142	40.7%
Consumables and other	2,358	25.8%	862	29.3%	4,595	26.6%	2,334	30.2%
Services	1,056	11.6%	985	33.6%	2,115	12.3%	2,245	29.1%
Total net revenue	$9,134	100.0%	$2,938	100.0%	$17,250	100.0%	$7,721	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and six months ended June 30, 2021 or 2020.

The Company maintains its cash and cash equivalents in money market investment accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at June 30, 2021 and December 31, 2020.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and six months ended June 30, 2021 and 2020. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three and six months ended June 30, 2021, the Company recorded an income tax benefit of $80,000 and $20,000, respectively, resulting in an effective tax rate of 10.2% and 0.3%, respectively. During the three and six months ended June 30, 2020, the Company recorded an income tax provision of $53,000 and $34,000, respectively, resulting in an effective tax rate of 1.1% and 0.3%, respectively The income tax provisions for the three and six months ended June 30, 2021 and 2020 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

NOTE 15—SUBSEQUENT EVENTS

On August 12, 2021, the Board of Directors of the Company (the “Board”) elected Drs. Kathleen T. O’Loughlin, Carol Gomez Summerhays, and Martha Somerman to the Board. In addition, the Board appointed Jess Roper, a Director of the Company, to the Compensation Committee.

On August 12, 2021, Dr. Michael DiTolla and Garrett Sato resigned as members of the Board of Directors of the Company to pursue other interests.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “2020 Form 10-K”).

In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks, uncertainties, and assumptions, which could cause actual results to differ materially from management's expectations. Such forward-looking statements include statements, predictions, or expectations regarding expected revenue, sales and marketing expenses, general and administrative expenses, investments in engineering and development and other investment activities, interest rate fluctuations, future liquidity, potential collaborations, market opportunities, plans with respect to a new device being developed for endodontists, our use of proceeds from the PPP Loan (as defined below), COVID-19, seasonality and the reasons therefor, operating and other expenses, anticipated cash needs, our strategy and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “outlook,” “potential,” “plan,” “seek,” and similar expressions and variations or the negatives of these terms or other comparable terminology.

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is the only effective, safe solution to preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We also offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. As of June 30, 2021 we had approximately 296 issued and 38 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through December 31, 2020, we sold over 41,200 laser systems in over 80 countries around the world. Contained in this total are approximately 13,600 Waterlase systems, including over 9,100 Waterlase MD, MDX, Express and iPlus systems.

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

The Company experienced revenue growth of 211% and 120% for the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to the negative impact of COVID-19 during 2020 and high demand from new users for the Company's dental lasers. The Company is currently forecasting revenue for the third quarter ending September 30, 2021 to be significantly above the same period in 2020, which was significantly impacted by COVID-19. Although there are signs of recovery from the impact of COVID-19 both domestically and internationally, given the recent trends due to the delta variant, no assurance can be provided that the recovery will continue.

To further accelerate our growth, over the past nine months, we have formed specialist academies focused on expanding awareness of the benefits of our dental lasers into dental specialist communities. During the second quarter of 2021, we launched the Waterlase Pediatric Dental Academy (the "WPDA") for pediatric dentists. This academy provides clinicians with an immersive training experience through peer-led learning, best practice sharing, and ongoing mentorship to help ensure optimal integration of Waterlase technology into clinical practices. During the first quarter of 2021, we also launched an innovative and first-of-its-kind program in the periodontal community. This program fosters peer-led learning about dental lasers and an ongoing mentorship from leading clinicians, featuring online meetings and case reviews by experts in the field. Additionally, during the fourth quarter of 2020, we launched the Waterlase Endo Academy, an exclusive community of leading endodontists dedicated to improving patient outcomes and profitability with new technology, and announced a collaboration with Einstein Healthcare Network’s Residency in Endodontics to train endodontics residents in the use of Waterlase dental lasers.

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

Recent Developments

Impact of Coronavirus (COVID-19) on Our Operations

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The novel coronavirus spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared

COVID-19, the disease caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures included dental office closures in Europe and the United States for all but emergency procedures. Our salespeople were unable to call on dental customers during these closures. In addition, most dental shows and workshops scheduled in 2020 were canceled. There is no assurance that the Company’s sales will return to normal levels during 2021 or at any time thereafter, particularly in light of new variants that have emerged in 2021. See Item 1A — “Risk Factors” for additional information regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.

SWK Loan Amendment

In light of the Company's increase in working capital from the Equity Offering (as defined below) and cash received from warrants exercised, we entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”) with SWK Funding LLC on February 24, 2021, which provides for adjusted minimum aggregate revenue and EBITDA requirements at the end of certain periods, to the extent that the Company's liquid assets are less than $15 million. As amended, the Credit Agreement provides that while the Company's liquid assets are at or above $15 million, no financial maintenance covenants are applicable.

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

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2020 Form 10-K. There have been no significant changes during the six months ended June 30, 2021 in our critical accounting policies from those disclosed in Item 7 of the 2020 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited operating results, expressed in thousands and as percentages of net revenue:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021		2020		2021		2020
Net revenue	$9,134	100.0%	$2,938	100.0%	$17,250	100.0%	$7,721	100.0%
Cost of revenue	5,093	55.8%	1,997	68.0%	10,469	60.7%	5,427	70.3%
Gross profit	4,041	44.2%	941	32.0%	6,781	39.3%	2,294	29.7%
Operating expenses:
Sales and marketing	3,311	36.2%	2,093	71.2%	6,864	39.8%	4,797	62.1%
General and administrative	2,779	30.4%	2,137	72.7%	6,134	35.6%	5,147	66.7%
Engineering and development	1,162	12.7%	690	23.5%	2,966	17.2%	1,680	21.8%
Loss on patent litigation settlement	72	0.8%	—	—%	161	0.9%	—	—%
Total operating expenses	7,324	80.2%	4,920	167.5%	16,125	93.5%	11,624	150.6%
Loss from operations	(3,283)	(35.9)%	(3,979)	(135.4)%	(9,344)	(54.2)%	(9,330)	(120.8)%
Non-operating expense, net	(2,501)	(27.4)%	665	22.6%	(1,721)	(10.0)%	1,340	17.4%
Loss before income tax provision (benefit)	(782)	(8.6)%	(4,644)	(158.1)%	(7,623)	(44.2)%	(10,670)	(138.2)%
Income tax provision (benefit)	(80)	(0.9)%	53	1.8%	(20)	(0.1)%	34	0.4%
Net loss	$(702)	(7.7)%	$(4,697)	(159.9)%	$(7,603)	(44.1)%	$(10,704)	(138.6)%

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation and amortization, patent litigation settlements, stock-based compensation, debt forgiveness, and the change in allowance for doubtful accounts. Management uses adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by us may be different from similarly named non-GAAP financial measures used by other companies.

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
GAAP net loss attributable to common stockholders	$(708)	$(4,697)	$(8,141)	$(10,704)
Deemed dividend on convertible preferred stock	6	—	538	—
GAAP net loss	$(702)	$(4,697)	$(7,603)	$(10,704)
Adjustments:
Interest expense, net	582	625	1,157	1,214
Income tax provision (benefit)	(80)	53	(20)	34
Depreciation and amortization	91	307	176	488
Change in allowance for doubtful accounts	27	22	(79)	1,008
Loss on patent litigation settlement	72	—	161	—
Stock-based and other non-cash compensation	369	801	1,297	1,519
Gain on debt forgiveness	(3,014)	—	(3,014)	—
Adjusted EBITDA	$(2,655)	$(2,889)	$(7,925)	$(6,441)

Comparison of Results of Operations

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Net Revenue: The following table summarizes our unaudited net revenues by category, including each category’s percentage of our total revenue, for the three months ended June 30, 2021 and 2020, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended
	June 30,				Amount	Percent
	2021		2020		Change	Change
Laser systems	$5,720	62.6%	$1,091	37.1%	$4,629	424.3%
Consumables and other	2,358	25.8%	862	29.3%	1,496	173.5%
Services	1,056	11.6%	985	33.6%	71	7.2%
Net revenue	$9,134	100.0%	$2,938	100.0%	$6,196	210.9%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended June 30, 2021 and 2020, as well as the amount of change and percentage of change in each geographic revenue category, (dollars in thousands):

	Three Months Ended
	June 30,				Amount	Percent
	2021		2020		Change	Change
United States	$5,865	64.2%	$2,195	74.7%	$3,670	167.2%
International	3,269	35.8%	743	25.3%	2,526	340.0%
Net revenue	$9,134	100.0%	$2,938	100.0%	$6,196	210.9%

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

Total net revenue increased by $6.2 million, or 211%, during the three months ended June 30, 2021 as compared to the same period in 2020 primarily due to worldwide dental office closures in 2020 as a result of the global COVID-19 pandemic. In the U.S., net revenue increased by $3.7 million, or 167%, for the three months ended June 30, 2021 as compared to the same period in 2020. Outside the U.S., net revenue increased by $2.5 million, or 340%, during the three months ended June 30, 2021 as compared to the same period in 2020. We believe dental offices in the U.S. have begun to return to prior patient volume resulting in better revenue results, while patient volume in many countries outside the U.S. are still lagging from their pre-COVID-19 levels.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended June 30, 2021 and 2020, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	June 30,				Amount	Percent
	2021		2020		Change	Change
Net revenue	$9,134	100.0%	$2,938	100.0%	$6,196	210.9%
Cost of revenue	5,093	55.8%	1,997	68.0%	3,096	155.0%
Gross profit	$4,041	44.2%	$941	32.0%	$3,100	329.4%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the three months ended June 30, 2021, was $4.0 million, or 44% of net revenue, an increase of approximately $3.1 million, or 329%, as compared with gross profit of $0.9 million, or 32% of net revenue, for the same period in 2020. The increase in gross profit reflects the impact of the increase in revenues for the period combined with an increase in average selling prices for products sold in the U.S. during the second quarter of 2021 compared to the same period in 2020 and the effect of an Employee Retention Credit under the CARES Act received during the three months ended June 30, 2021.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the three months ended June 30, 2021 and 2020, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	June 30,				Amount	Percent
	2021		2020		Change	Change
Sales and marketing	$3,311	36.2%	$2,093	71.2%	$1,218	58.2%
General and administrative	2,779	30.4%	2,137	72.7%	642	30.0%
Engineering and development	1,162	12.7%	690	23.5%	472	68.4%
Loss on patent litigation settlement	72	0.8%	—	—%	72	100.0%
Total operating expenses	$7,324	80.2%	$4,920	167.5%	$2,404	48.9%

Sales and Marketing Expense. Sales and marketing expenses during the three months ended June 30, 2021 increased by $1.2 million, or 58%, as compared to the same period in 2020. This increase is primarily due to $0.5 million from compensation expense and bonus incentives for achieving sales targets, $0.3 million in sales commissions, $0.3 million in increased advertising expenses, and $0.2 million in increased travel and trade show related expenses from the impact of the COVID-19 pandemic on our business operations in 2020. These increases were partially offset by $0.3 million from the effect of an Employee Retention Credit under the CARES Act received during the three months ended June 30, 2021.

General and Administrative Expense. General and administrative expenses during the three months ended June 30, 2021 increased by $0.6 million, or 30%, compared to the same period in 2020, primarily due to $0.5 million related to fees incurred in connection with the annual stockholders meeting held in the second quarter of 2021. The meeting had to be postponed and reconvened for lack of a quorum, and soliciting proxies was significantly more expensive than in recent years due to changes in the composition of the Company's stockholder base.

Engineering and Development Expense. Engineering and development expenses during the three months ended June 30, 2021 increased by $0.5 million, or 68%, compared to the same period in 2020, primarily due to an increase in payroll expenses driven by an increase in engineering projects for 2021 as compared to 2020. Although our primary focus will be on our sales and marketing efforts in the remainder of 2021, we expect to continue our investment in engineering and development activity during the period.

Loss on patent litigation settlement. Loss on patent litigation settlement during the three months ended June 30, 2021 was $0.1 million due to the change in fair value of the remaining accrued liability.

Non-Operating Loss

(Gain) Loss on Foreign Currency Transactions. We realized a $69 thousand gain on foreign currency transactions during the three months ended June 30, 2021 compared to a $40 thousand loss on foreign currency transactions during the three months ended June 30, 2020, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $0.6 million during the three months ended June 30, 2021 and was consistent with the same period in 2020.

Gain on debt forgiveness. Gain on debt forgiveness was $3.0 million for the three months ended June 30, 2021 due to the approval of the Company's request for forgiveness of the loan (the "PPP Loan") pursuant to the Paycheck Protection Program under the CARES Act.

Income Tax Provision (Benefit). We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our benefit for income taxes was $80 thousand for the three months ended June 30, 2021 as compared to a provision of $53 thousand for the same period in 2020. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $0.7 million for the three months ended June 30, 2021 compared to a net loss of $4.7 million for the three months ended June 30, 2020.

Comparison of Results of Operations

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Net Revenue: The following table summarizes our unaudited net revenues by category, including each category’s percentage of our total revenue, for the six months ended June 30, 2021 and 2020, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Six Months Ended
	June 30,				Amount	Percent
	2021		2020		Change	Change
Laser systems	$10,540	61.1%	$3,142	40.7%	$7,398	235.5%
Consumables and other	4,595	26.6%	2,334	30.2%	2,261	96.9%
Services	2,115	12.3%	2,245	29.1%	(130)	(5.8%)
Net revenue	$17,250	100.0%	$7,721	100.0%	$9,529	123.4%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the six months ended June 30, 2021 and 2020, as well as the amount of change and percentage of change in each geographic revenue category (dollars in thousands):

	Six Months Ended
	June 30,				Amount	Percent
	2021		2020		Change	Change
United States	$11,086	64.3%	$5,324	69.0%	$5,762	108.2%
International	6,164	35.7%	2,397	31.0%	3,767	157.2%
Net revenue	$17,250	100.0%	$7,721	100.0%	$9,529	123.4%

Total net revenue increased by $9.5 million, or 123%, during the six months ended June 30, 2021 as compared to the same period in 2020 primarily due to worldwide dental office closures in 2020 as a result of the global COVID-19 pandemic. In the U.S., net revenue increased by $5.8 million, or 108%, for the six months ended June 30, 2021 as compared to the same period in 2020. Outside the U.S., net revenue increased by $3.8 million, or 157%, during the six months ended June 30, 2021 as compared to the same period in 2020. We believe dental offices in the U.S. have begun to return to prior patient volume resulting in better revenue results, while patient volume in many countries outside the U.S. are still lagging from their pre-COVID-19 levels.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the six months ended June 30, 2021 and 2020, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended
	June 30,				Amount	Percent
	2021		2020		Change	Change
Net revenue	$17,250	100.0%	$7,721	100.0%	$9,529	123.4%
Cost of revenue	10,469	60.7%	5,427	70.3%	5,042	92.9%
Gross profit	$6,781	39.3%	$2,294	29.7%	$4,487	195.6%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the six months ended June 30, 2021, was $6.8 million, or 39% of net revenue, an increase of approximately $4.5 million, or 196%, as compared with gross profit of $2.3 million, or 30% of net revenue, for the same period in 2020. The increase in gross profit reflects the impact of the increase in revenues combined with an increase in average selling prices for products sold in the U.S. during first half of 2021 compared to the same period in 2020 and the effect of an Employee Retention Credit under the CARES Act received during the three months ended June 30, 2021.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the six months ended June 30, 2021 and 2020, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended
	June 30,				Amount	Percent
	2021		2020		Change	Change
Sales and marketing	$6,864	39.8%	$4,797	62.1%	$2,067	43.1%
General and administrative	6,134	35.6%	5,147	66.7%	987	19.2%
Engineering and development	2,966	17.2%	1,680	21.8%	1,286	76.5%
Loss on patent litigation settlement	161	0.9%	—	—%	161	100.0%
Total operating expenses	$16,125	93.5%	$11,624	150.6%	$4,501	38.7%

Sales and Marketing Expense. Sales and marketing expenses during the six months ended June 30, 2021 increased by $2.1 million, or 43%, as compared to the same period in 2020. This increase is primarily due to $1.0 million in compensation expense and bonus incentives for achieving sales targets, $0.6 million in increased advertising expenses and related consulting costs, and $0.5 million in sales commissions. These increases were partially offset by $0.3 million from the effect of an Employee Retention Credit under the CARES Act received during the three months ended June 30, 2021.

General and Administrative Expense. General and administrative expenses during the six months ended June 30, 2021 increased by $1.0 million, or 19%, compared to the same period in 2020, primarily due to $0.5 million related to fees incurred in connection with the annual stockholders meeting held in the second quarter of 2021, $0.5 million in compensation and leadership bonus awards, $0.4 million in severance expense, $0.3 million from a special shareholders meeting scheduled held in the first quarter of 2021, and $0.2 million in legal and audit fees. These increases were partially offset by $1.1 million in lower allowance for doubtful accounts expense.

Engineering and Development Expense. Engineering and development expenses during the six months ended June 30, 2021 increased by $1.3 million, or 77%, compared to the same period in 2020, primarily due to an increase in payroll expenses driven by an increase in engineering projects for 2021 as compared to 2020. Although our primary focus will be on our sales and marketing efforts in the remainder of 2021, we expect to continue our investment in engineering and development activity during the period.

Loss on patent litigation settlement. Loss on patent litigation settlement during the six months ended June 30, 2021 was $0.2 million due to the change in fair value of the remaining accrued liability.

Non-Operating Loss

Loss on Foreign Currency Transactions. We realized a $0.1 million loss on foreign currency transactions during the six months ended June 30, 2021, which was consistent with the same period in 2020. The loss was primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $1.2 million during the six months ended June 30, 2021 and was consistent with the same period in 2020. We expect interest expense to fluctuate depending on the movement in the London Interbank Bank Offered Rate

(“LIBOR”) through the remainder of 2021 and the outstanding balance of our revolving line of credit with Pacific Mercantile Bank (the "PMB Loan"), if any.

Gain on debt forgiveness. Gain on debt forgiveness was $3.0 million for the six months ended June 30, 2021 due to the approval of the Company's request for forgiveness of the PPP Loan.

Income Tax Provision (Benefit). We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our benefit for income taxes was an expense of $20 thousand for the six months ended June 30, 2021 as compared to a provision of $34 thousand for the same period in 2020. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $7.6 million for the six months ended June 30, 2021 compared to a net loss of $10.7 million for the six months ended June 30, 2020.

Liquidity and Capital Resources

At June 30, 2021, we had approximately $37.3 million in cash, cash equivalents and restricted cash. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The increase in cash, cash equivalents, and restricted cash was primarily due to proceeds of $14.4 million from the issuance of common stock and $16.6 million from warrants exercised during the six months ended June 30, 2021.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash flows used in operating activities	$(10,008)	$(9,339)
Net cash flows used in investing activities	(311)	(81)
Net cash flows provided by financing activities	29,811	9,011
Effect of exchange rate changes	(83)	57
Net change in cash, cash equivalents and restricted cash	$19,409	$(352)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the six months ended June 30, 2021 totaled $10.0 million and was primarily comprised of our net loss of $7.6 million, gain on PPP Loan forgiveness of $3.0 million, and a net decrease in operating assets and liabilities of $1.1 million, partially offset by stock-based compensation expense of $1.3 million. The net decrease in our operating assets and liabilities was primarily due to a $1.5 million increase in inventory.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2021 was minimal. We expect cash flows from investing activities to remain minimal through the remainder of 2021.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was approximately $29.8 million primarily due to the sale of common stock from our February 2021 equity offering and the exercise of common stock warrants described below.

Effect of Exchange Rate

The $0.1 million effect of exchange rate on cash for the six months ended June 30, 2021 was due to recognized loss on foreign currency transactions, primarily driven by changes in the Euro during the period.

Future Liquidity Needs

As of June 30, 2021, we had working capital of approximately $42.6 million. Our principal sources of liquidity as of June 30, 2021 consisted of approximately $37.3 million in cash, cash equivalents and restricted cash, $3.8 million of net accounts receivable, and any availability under the PMB Loan.

Although the Company received gross proceeds of approximately $14.4 million from an equity offering in February 2021 and $16.6 million for warrant exercises subsequent to December 31, 2020, the Company may still have to raise additional capital in the future. Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, the COVID-19 pandemic and the actions taken to contain it, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will be able to successfully enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to its stockholders.

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

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of such proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2021, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

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

On May 24, 2021, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the 30 consecutive business days, ending on May 21, 2021, the bid price for BIOLASE common stock had closed below the minimum required by the Minimum Bid Price Rule. In accordance with Nasdaq rules, we have been provided an initial period of 180 calendar days, or until November 22, 2021 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Rule. If, at any time before the Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days, the Staff will provide written notification to the Company that it complies with the Minimum Bid Price Rule. If we do not regain compliance with the Minimum Bid Price Rule by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to provide written notice of our intention to cure the deficiency during the additional compliance period, by effecting a reverse stock split, if necessary, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the Minimum Bid Price Rule. If we do not regain compliance with the Minimum Bid Price Rule by the Compliance Date and are not eligible for an additional compliance period at that time, the Staff will provide written notification to the Company that BIOLASE common stock may be delisted. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Rule.

If we fail to comply with NASDAQ’s continued listing requirements, including the Minimum Bid Price Rule, our common stock will be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock.

Non-compliance with the objective and subjective criteria for the Paycheck Protection Program loan could have a material adverse effect on our business.

On April 14, 2020, BIOLASE obtained a loan (the “PPP Loan”) from Pacific Mercantile Bank in the aggregate amount of $2,980,000, pursuant to the Paycheck Protection Program under the CARES Act. On April 23, 2020, the Secretary of the United States Department of the Treasury stated that the Small Business Administration ("SBA") would perform a full review of any PPP loan over $2.0 million before forgiving the loan. In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our entire workforce, notwithstanding certain obvious “work-from-home” limitations associated with the nature of our business. We also took into account our need for additional funding to continue operations, and our ability to access alternative forms of capital in the then-current market environment. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan was consistent with the objectives of the PPP of the CARES Act.

The PPP Loan was forgiven in full by the SBA in June 2021. The PPP Loan is subject to review by the SBA for a period up to six-years following forgiveness. If it is later determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties and adverse publicity, which could have a material adverse effect on our business, results of operations, and financial condition.

We have experienced net losses for each of the past three years, and we could experience additional losses and have difficulty achieving profitability in the future.

We had an accumulated deficit of approximately $259.0 million at June 30, 2021. We recorded net losses of approximately $7.6 million, $16.8 million, $17.9 million, and $21.5 million for the six months ended June 30, 2021 and the years ended December 31, 2020, 2019, and 2018, respectively. In order to achieve profitability, we must increase net revenue through new sales and control our costs. Failure to increase our net revenue and decrease our costs could cause our stock price to decline and could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 5.       OTHER INFORMATION

On August 12, 2021, the Board of Directors of the Company (the “Board”) elected Drs. Kathleen T. O’Loughlin, and Carol Gomez Summerhays and Martha Somerman (Dr. O'Loughlin, Dr. Summerhays and Ms. Somerman each a "New Director") to the Board. In addition, the Board appointed Jess Roper, an incumbent director of the Company, to the Compensation Committee.

There are no understandings or arrangements between any New Director or any other person and the Company or any of its subsidiaries pursuant to which any New Director was selected to serve as a director of the Company. There are no family relationships between any New Director and any director, executive officer or person nominated or chosen by the Company to become a director or executive officer, and there are no transactions between and New Director or any immediate family members of any New Director and the Company or any of its subsidiaries.

Pursuant to the terms of the Company’s 2018 Long-Term Incentive Plan, upon election to the Board, each New Director received an automatic award of 98,955 stock appreciation rights, with an exercise price of $0.63, which fully vest on May 26, 2022. Upon vesting, each unit shall be settled with one share of Company’s common stock.

On August 12, 2021, Dr. Michael DiTolla and Garrett Sato resigned as members of the Board of Directors of the Company to pursue other interests.

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

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

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

BIOLASE, INC.
(Registrant)

August 13, 2021	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)