Form 10-Q
period 2021-09-30
BIOLASE, INC
filed 2021-11-10
CIK 811240

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2021

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

As of November 4, 2021, the registrant had 153,279,540 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements (Unaudited):	2
	Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	2
	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and September 30, 2020	3
	Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity for the three and nine months ended September 30, 2021 and September 30, 2020	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II	OTHER INFORMATION	36
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 5	Other Information	36
Item 6.	Exhibits	37
Signatures		40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$33,385	$17,564
Restricted cash	204	312
Accounts receivable, less allowance of $2,871 and $4,017 as of September 30, 2021 and December 31, 2020, respectively	3,637	3,059
Inventory	14,062	11,157
Prepaid expenses and other current assets	1,366	3,018
Total current assets	52,654	35,110
Property, plant, and equipment, net	889	782
Goodwill	2,926	2,926
Right of use asset	1,823	1,976
Other assets	222	231
Total assets	$58,514	$41,025
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,597	$2,651
Accrued liabilities	6,182	6,667
Deferred revenue, current portion	2,278	1,905
Current portion of term loans, net of discount	1,400	—
Total current liabilities	13,457	11,223
Deferred revenue	294	374
Warranty accrual	472	384
Non current term loans, net of discount	12,114	16,186
Non current operating lease liability	1,557	1,774
Other liabilities	298	1,056
Total liabilities	28,192	30,997
Commitments and contingencies — Note 11
Stockholders' equity:
Series F Preferred stock, par value $0.001 per share; 18 shares authorized, 0 and 1 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	34	118
Common stock, par value $0.001 per share; 180,000 shares authorized, 153,322 and 97,709 shares issued and 153,277 and 97,663 outstanding as of September 30, 2021 and December 31, 2020, respectively	153	98
Additional paid-in capital	292,948	261,573
Accumulated other comprehensive loss	(558)	(385)
Accumulated deficit	(262,255)	(251,376)
Total stockholders' equity	30,322	10,028
Total liabilities, redeemable preferred stock and stockholders' equity	$58,514	$41,025

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenue	$9,531	$6,539	$26,780	$14,260
Cost of revenue	4,689	4,265	15,157	9,692
Gross profit	4,842	2,274	11,623	4,568
Operating expenses:
Sales and marketing	3,451	2,678	10,315	7,475
General and administrative	2,479	2,300	8,613	7,446
Engineering and development	1,540	963	4,506	2,644
Loss on patent litigation settlement	29	—	190	—
Total operating expenses	7,499	5,941	23,624	17,565
Loss from operations	(2,657)	(3,667)	(12,001)	(12,997)
Gain (Loss) on foreign currency transactions	(36)	53	(172)	(68)
Interest expense, net	(569)	(568)	(1,727)	(1,782)
Gain on debt forgiveness	—	—	3,014	—
Other income, net	—	4,209	—	4,209
Non-operating gain (loss), net	(605)	3,694	1,115	2,359
Loss before income tax (provision) benefit	(3,262)	27	(10,886)	(10,638)
Income tax (provision) benefit	(14)	(15)	7	(49)
Net income (loss)	(3,276)	12	(10,879)	(10,687)
Other comprehensive loss items:
Foreign currency translation adjustments	(90)	111	(173)	167
Comprehensive income (loss)	$(3,366)	$123	$(11,052)	$(10,520)

Net income (loss)	$(3,276)	$12	$(10,879)	$(10,687)
Deemed dividend on convertible preferred stock	(9)	(17,378)	(546)	(17,378)
Net loss attributable to common stockholders	$(3,285)	$(17,366)	$(11,425)	$(28,065)

Net loss per share attributable to common stockholders:
Basic	$(0.02)	$(0.21)	$(0.08)	$(0.56)
Diluted	$(0.02)	$(0.21)	$(0.08)	$(0.56)
Shares used in the calculation of net loss per share:
Basic	151,941	81,341	145,809	50,366
Diluted	151,941	81,341	145,809	50,366

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Mezzanine Equity		Stockholders' Equity
	Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Series F Convertible Preferred Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Loss	Deficit	Equity
Balances, June 30, 2021	—	$—	151,236	$151	$292,517	—	$35	$(468)	$(258,979)	$33,256
Sale of common stock	—	—	—	—	—	—	—	—	—	—
Exercise of stock option	—	—	176	—	66	—	—	—	—	66
Issuance of restricted shares	—	—	260	—	164	—	—	—	—	164
Conversion of Series F Convertible Preferred Stock	—	—	25	—	10	—	(10)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	(9)	—	9	—	—	—
Issuance of stock from RSUs, net	—	—	1,600	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	—	—	192	—	—	—	—	192
Exercise of common stock warrants	—	—	25	—	10	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	—	(3,276)	(3,276)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(90)	—	(90)
Balances, September 30, 2021	—	$—	153,322	$153	$292,948	—	$34	$(558)	$(262,255)	$30,322

Balances, December 31, 2020	—	$—	97,709	$98	$261,573	1	$118	$(385)	$(251,376)	$10,028
Sale of common stock	—	—	14,000	14	13,277	—	—	—	—	13,291
Exercise of stock option	—	—	176	—	66	—	—	—	—	66
Issuance of common stock for settlement of liability	—	—	500	1	509	—	—	—	—	510
Issuance of restricted shares	—	—	260	—	164	—	—	—	—	164
Conversion of Series F Convertible Preferred Stock	—	—	1,577	2	628	(1)	(630)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	(546)	—	546	—	—	—
Issuance of stock from RSUs, net	—	—	3,381	3	(3)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,253	—	—	—	—	2,253
Exercise of common stock warrants	—	—	35,719	35	15,027	—	—	—	—	15,062
Net loss	—	—	—	—	—	—	—	—	(10,879)	(10,879)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(173)	—	(173)
Balances, September 30, 2021	—	$—	153,322	$153	$292,948	—	$34	$(558)	$(262,255)	$30,322

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Mezzanine Equity		Stockholders' Equity
	Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Series F Convertible Preferred Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Loss	Deficit	Equity
Balances, June 30, 2020	—	$—	50,322	$50	$247,149	—	$—	$(645)	$(245,246)	$1,308
Issuance of Series F Convertible Preferred Stock in Rights Offering, net of $0.3 million in offering costs	—	—	—	—	—	18	2,411	—	—	2,411
Beneficial conversion on Series F Convertible Preferred Stock	—	—	—	—	2,700	—	(2,700)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	(17,378)	—	17,378	—	—	—
Conversion of Series F Participating Convertible Preferred Stock	—	—	42,370	43	16,905	(17)	(16,948)	—	—	—
Reclassification of July 2020 Warrants	—	—	—	—	9,450	—	—	—	—	9,450
Stock-based compensation	—	—	—	—	513	—	—	—	—	513
Issuance of stock from RSUs, net	—	—	191	—	—	—	—	—	—	—
Exercise of June 2020 Warrants	—	—	116	—	46	—	—	—	—	46
Net loss	—	—	—	—	—	—	—	—	12	12
Foreign currency translation adjustment	—	—	—	—	—	—	—	111	—	111
Balances, September 30, 2020	—	$—	92,999	$93	$259,385	1	$141	$(534)	$(245,234)	$13,851

Balances, December 31, 2019	70	$3,965	31,459	$31	$235,594	—	$—	$(701)	$(234,547)	$377
Conversion of Series E Convertible Preferred Stock	—	$—	6,957	$7	$3,958	—	$—	$—	$—	3,965
Sale of common stock	—	—	10,800	11	3,861	—	—	—	—	3,872
Sale of common stock warrants	—	—	—	—	3,031	—	—	—	—	3,031
Issuance of Series F Convertible Preferred Stock in Rights Offering, net of $0.3 million in offering costs	—	—	—	—	—	18	2,411	—	—	2,411
Beneficial conversion on Series F Convertible Preferred Stock	—	—	—	—	2,700	—	(2,700)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	(17,378)	—	17,378	—	—	—
Conversion of Series F Participating Convertible Preferred Stock	(70)	(3,965)	42,370	43	16,905	(17)	(16,948)	—	—	—
Reclassification of July 2020 Warrants	—	—	—	—	9,450	—	—	—	—	9,450
Stock offering costs	—	—	—	—	(856)	—	—	—	—	(856)
Stock-based compensation	—	—	—	—	1,846	—	—	—	—	1,846
Warrants issued in connection with debt instruments	—	—	—	—	67	—	—	—	—	67
Issuance of stock from RSUs, net	—	—	1,297	1	161	—	—	—	—	162
Exercise of June 2020 Warrants	—	—	116	—	46	—	—	—	—	46
Net loss	—	—	—	—	—	—	—	—	(10,687)	(10,687)
Foreign currency translation adjustment	—	—	—	—	—	—	—	167	—	167
Balances, September 30, 2020	—	$—	92,999	$93	$259,385	1	$141	$(534)	$(245,234)	$13,851

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(10,879)	$(10,687)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	281	527
Provision for bad debts	(162)	1,263
Provision for sales returns	—	87
Inventory write-offs and disposals	(117)	—
Amortization of discount on lines of credit	126	123
Amortization of debt issuance costs	290	240
Patent litigation mark-to-market	190	—
Change in fair value of warrants	—	(5,850)
Issuance of restricted shares	164	—
Issuance costs for common stock warrants	—	1,640
Stock-based compensation	1,488	2,367
Gain on debt forgiveness	(3,014)	—
Changes in operating assets and liabilities:
Accounts receivable	(417)	4,017
Inventory	(2,788)	(1,597)
Prepaid expenses and other current assets	235	430
Accounts payable and accrued liabilities	705	(3,445)
Deferred revenue	292	(562)
Net cash and cash equivalents used in operating activities	(13,606)	(11,447)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(396)	(78)
Net cash and cash equivalents used in investing activities	(396)	(78)
Cash Flows from Financing Activities:
Proceeds from the sale of common stock	13,291	6,912
Proceeds from the sale of common stock warrants	—	15,300
Proceeds from the issuance of Series F Convertible Preferred Stock	—	2,700
Payments of equity offering costs	(6)	(1,281)
Payment of July 2020 Warrant issuance costs	—	(1,640)
Borrowings on other long-term loans	—	3,140
Principal payment on loan	—	(700)
Borrowings on credit facility	—	3,000
Repayment of credit facility	—	(3,000)
Proceeds from the exercise of common stock warrants	16,560	46
Payment of debt issuance costs	(25)	(75)
Proceeds from exercise of stock options	66	—
Net cash and cash equivalents provided by financing activities	29,886	24,402
Effect of exchange rate changes	(171)	181
Increase in cash, cash equivalents and restricted cash	15,713	13,058
Cash, cash equivalents and restricted cash, beginning of period	17,876	6,101
Cash, cash equivalents and restricted cash, end of period	$33,589	$19,159
Supplemental cash flow disclosure:
Cash paid for interest	$1,328	$1,438
Cash received for interest	$44	$—
Cash paid for income taxes	$154	$21
Cash paid for operating leases	$185	$417
Non-cash settlement of liability	$510	$151
Non-cash right-of-use assets obtained in exchange for lease obligation	$48	$2,037
Deemed dividend on preferred stock	$546	$17,378
Warrants issued in connection with debt instruments	$—	$67

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

The consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2020, included in BIOLASE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “2020 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred losses from operations and used cash in operating activities for the three and nine months ended September 30, 2021 and for the years ended December 31, 2020, 2019, and 2018.

As of September 30, 2021, the Company had working capital of approximately $39.2 million. The Company’s principal sources of liquidity as of September 30, 2021 consisted of approximately $33.6 million in cash, cash equivalents, and restricted cash, $3.6 million of net accounts receivable, and unused availability under the PMB Loan (as defined below) of approximately $2.8 million. As of December 31, 2020, the Company had working capital of approximately $23.9 million, $17.9 million in cash, cash equivalents and restricted cash and $3.1 million of net accounts receivable. The increase in cash, cash equivalents, and restricted cash since December 31, 2020 was primarily due to gross proceeds of $14.4 million from the issuance of common stock and $16.6 million from warrants exercised in the nine months ended September 30, 2021. See Note 4 to the consolidated financial statements for additional information on these common stock issuances and warrant exercises.

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

COVID-19 Risk and Uncertainties and CARES Act

The COVID-19 pandemic severely impacted global economic activity, and many countries and many states in the United States reacted to the COVID-19 pandemic by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures included dental office closures worldwide, in large part, for all but emergency procedures. The ability of the Company’s salespeople to call on dental customers during these closures was greatly limited. In addition, most dental shows and workshops scheduled in 2020 were canceled. As a result of reduced sales due to the COVID-19 pandemic and actions taken to contain it, cash generated from the Company’s operations during 2020 were less than anticipated. Given the uncertainties regarding the ongoing and future effects of COVID-19, there is no assurance that sales will return to normal levels during the remainder of 2021 or at any time thereafter.

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

The Company analyzed the provisions of the CARES Act and determined that it will not have a material impact on its future financial condition, results of operations, or liquidity, other than approximately $1.8 million received as part of the Employee Retention Credit.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management as discussed in the Company’s 2020 audited financial statements included in the 2020 Form 10-K. Management believes that there have been no significant changes during the nine months ended September 30, 2021 in the Company’s critical accounting policies from those disclosed in the Company’s 2020 audited financial statements included in the 2020 Form 10-K.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the three and nine months ended September 30, 2021 and 2020, respectively, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

Recently Issued Accounting Standards

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options (i.e. warrants) so that the transaction should be treated as an exchange of the original instrument for a new instrument. This standard is effective for fiscal years beginning after December 15, 2021 on a prospective basis, with early adoption permitted. The adoption of this update is not expected to have a material impact on the Company's consolidated financial position and results of operations.

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

Revenue from products and services transferred to customers at a single point in time accounted for 88% of net revenue for the three and nine months ended September 30, 2021 and 86% and 78% of net revenue for the three and nine months ended September 30, 2020, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale of laser systems and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 12% of net revenue for the three and nine months ended September 30, 2021 and 14% and 22% of net revenue for the three and nine months ended September 30, 2020, respectively. The majority of the Company’s revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $1.0 million and $0.7 million as of September 30, 2021 and December 31, 2020, respectively.

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

	September 30,	December 31,
	2021	2020
Undelivered elements (training, installation, product and support services)	$1,015	$670
Extended warranty contracts	1,557	1,609
Total deferred revenue	2,572	2,279
Less: long-term portion of deferred revenue	(294)	(374)
Deferred revenue — current	$2,278	$1,905

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at September 30, 2021 and December 31, 2020.

The amount of revenue recognized during the nine months ended September 30, 2021 and 2020 that was included in the opening contract liability balance related to undelivered elements was $0.2 million and $0.3 million, respectively. The amounts related to extended warranty contracts was $1.1 million and $2.0 million, for the nine months ended September 30, 2021 and 2020, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
United States	$5,939	$4,755	$17,024	$10,079
International	3,592	1,784	9,756	4,181
Total net revenue	$9,531	$6,539	$26,780	$14,260

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue recognized over time	$1,116	$898	$3,269	$3,143
Revenue recognized at a point in time	8,415	5,641	23,511	11,117
Net revenue	$9,531	$6,539	$26,780	$14,260

The Company’s sales by end market were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
End-customer	$5,939	$5,087	$17,024	$9,845
Distributors	3,592	1,452	9,756	4,415
Net revenue	$9,531	$6,539	$26,780	$14,260

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

The Series F Preferred Stock contained a beneficial conversion feature which resulted in a deemed dividend to preferred stockholders of approximately $2.7 million, upon immediate accretion. Additionally, the July 2020 Warrants were recognized as a discount to the Series F Preferred Stock, with the conversion of approximately 18,000 and 17,000 Series F Preferred Stock to common stock as of September 30, 2021 and December 31, 2020 respectively. Upon conversion, this discount was accreted and also recognized as a deemed dividend to preferred stockholders in the amount of $0.5 million and $14.7 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.

Approximately 251 and 882 shares of Series F Preferred Stock remained outstanding as of September 30, 2021 and December 31, 2020, respectively.

Redeemable Preferred Stock

Series E Participating Convertible Preferred Stock

As of September 30, 2021 and December 31, 2020, there were no shares of Series E Preferred Stock issued and outstanding.

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2017, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, directors of the Company, and consultants. As of September 30, 2021, a total of 3,110,000 shares have been authorized for issuance under the

2002 Plan, of which approximately 1,036,00 shares of common stock have been issued pursuant to options that were exercised and restricted stock units ("RSUs") that were vested, approximately 879,000 shares of common stock have been reserved for options that are outstanding, and no shares of common stock remain available for future grants.

2018 Stock Incentive Plan

At the 2018 annual meeting of stockholders, the Company’s stockholders approved the 2018 Long-Term Incentive Plan (as amended, the “2018 Plan”) which was amended by Amendment No. 1 to the 2018 Plan, approved by the Company’s stockholders at a special meeting on September 21, 2018, Amendment No. 2 to the 2018 Plan, as approved by the Company’s stockholders on May 15, 2019, Amendment No. 3 to the 2018 Plan, as approved by the Company’s stockholders on May 13, 2020, and Amendment No. 4 to the 2018 Plan, as approved by the Company's stockholders on June 11, 2021. Although the increase of 24,700,000 in the number of shares of BIOLASE common stock available for issuance under the 2018 Plan was approved by the stockholders on June 11, 2021, the proposal to amend BIOLASE's certificate of incorporation to increase the number of authorized shares of BIOLASE common stock was not approved by stockholders at the meeting. Therefore, the shares available for issuance under the 2018 Plan only increased by the number of remaining shares authorized for issuance. The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors, and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders.

Under the terms of the 2018 Plan, approximately 36,921,000 shares of BIOLASE common stock are available for issuance; however, because the increase in the number of authorized shares under the certificate of incorporation was not approved by stockholders at the 2021 annual meeting, only approximately 2.4 million shares are available for future grants as of the date of these unaudited consolidated financial statements. As of September 30, 2021, a total of approximately 4,744,000 shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options and or settlement of unvested RSUs under the 2018 Plan.

The Company recognized stock-based compensation expense of $0.2 million and $1.5 million for the three and nine months ended September 30, 2021, respectively, and $0.8 million and $2.4 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and 2020, the Company had approximately $0.8 million and $1.4 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that expense to be recognized over a weighted-average period of 1.5 years. As of September 30, 2021 and December 31, 2020, $0.0 million and $0.9 million of the total stock compensation cost related to performance-based awards was recognized as a liability.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of revenue	$25	$79	$138	$208
Sales and marketing	62	183	291	571
General and administrative	61	517	777	1,424
Engineering and development	44	68	282	164
Total	$192	$847	$1,488	$2,367

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Expected term (years)	6.1	N/A	6.1	5.5
Volatility	111%	—%	111%	103%
Annual dividend per share	N/A	N/A	N/A	N/A
Risk-free interest rate	0.98%	—%	0.86%	0.37%

A summary of option activity for the nine months ended September 30, 2021 is as follows (in thousands, except per share data):

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value(1)
Options outstanding at December 31, 2020	2,398	$2.96	7.2	$53
Granted at fair market value	50	$0.87
Exercised	(176)	$0.38
Forfeited, cancelled, or expired	(102)	$7.78
Options outstanding at September 30, 2021	2,170	$2.89	6.6	$286
Options exercisable at September 30, 2021	2,052	$3.00	6.5	$277
Vested options expired during the period ended September 30, 2021	91	$8.48

(1)
The intrinsic value calculation does not include negative values, which can occur when the fair market value on the reporting date is less than the exercise price of the award.

A summary of unvested stock option activity for the nine months ended September 30, 2021 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2020	1,323	$0.34
Granted	50	$0.72
Vested	(1,256)	$0.31
Unvested options at September 30, 2021	117	$0.73

Fair value disclosures related to grants, exercises and vested options are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Proceeds from stock options exercised	$66	$—	$66	$—
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$42	$—	$42	$—
Weighted-average fair value of options granted during period	$0.49	$—	$0.72	$0.29
Total fair value of stock options vested during the period	$8	$34	$395	$188

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

Restricted Stock Units

During the nine months ended September 30, 2021, the Company granted approximately 2.8 million RSUs and the Company canceled approximately 0.1 million RSUs with performance-based vesting due to non-achievement of the performance targets.

A summary of unvested RSU activity for the nine months ended September 30, 2021 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs at December 31, 2020	3,672	$0.66
Granted	2,808	$0.83
Vested	(3,772)	$0.69
Forfeited or cancelled	(601)	$1.33
Unvested RSUs at September 30, 2021	2,107	$0.63

Warrants

The Company issues warrants to acquire shares of BIOLASE common stock as approved by the Board. During the first quarter of 2021, the Company received proceeds of $15.0 million from warrants exercised in 2021 and $1.5 million from warrants exercised at the end of the fourth quarter of 2020, which was a receivable included in other current assets as of December 31, 2020.

A summary of warrant activity for the nine months ended September 30, 2021 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2020	54,052	$0.62
Exercised	(35,790)	$0.43
Forfeited, cancelled, or expired	(407)	$10.00
Warrants outstanding at September 30, 2021	17,855	$0.80
Warrants exercisable at September 30, 2021	17,855	$0.80
Vested warrants expired during the period ended September 30, 2021	(407)	$10.00

See Note 9 for information on the Western Alliance Warrants, the SWK Warrants, and the DPG Warrants (each as defined below).

Phantom Awards and Stock Appreciation Rights

During the nine months ended September 30, 2021, the Company issued 10.1 million phantom RSUs in lieu of stock-settled RSUs historically granted for leadership bonuses and non-employee director service. The phantom RSUs have either time-based or performance-based vesting conditions and will be settled in cash in 2024 with the Company's option to settle the award in BIOLASE common stock at the sole discretion of the Board. These phantom RSUs are included as a component of long-term liability on the consolidated balance sheet and are not considered stock-based compensation due to the cash-settlement feature of the award. If at any time the determination is made to settle the phantom RSUs in BIOLASE common stock, the awards will be included as a component of additional paid-in capital on the consolidated balance sheet. The expense recognized during the three and nine months ended September 30, 2021 was $0.2 million.

During the nine months ended September 30, 2021, the Company issued 0.7 million stock appreciation rights ("SARs") in lieu of stock-settled RSUs historically granted for non-employee director service. Upon exercise, the SARs will be settled in cash with the Company's option to settle in BIOLASE common stock at the sole discretion of the Board. These SARS are included in accrued liabilities on the consolidated balance sheet and are not considered stock-based compensation due to the cash-settlement feature of the award. If at any time the determination is made to settle in BIOLASE common stock, the awards will be included as a component of additional paid-in capital on the consolidated balance sheet. The expense recognized during the three and nine months ended September 30, 2021 was $0.1 million and $0.2 million, respectively.

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of BIOLASE common stock outstanding for the period. In computing diluted net loss per share, the weighted average number of shares of common stock outstanding is adjusted to reflect the effect of potentially dilutive securities. Net income (loss) is adjusted for any deemed dividends to preferred stockholders to compute net income attributable to common stockholders.

Outstanding stock options, RSUs, and warrants to purchase approximately 24.0 million and 67.2 million shares were not included in the calculation of diluted loss per share amounts for the periods ended September 30, 2021 and September 30, 2020, respectively, as their effect would have been anti-dilutive. Also excluded in the calculation of diluted loss per share amount for the three and nine months ended September 30, 2021 are the 627,500 shares of BIOLASE common stock issuable upon conversion of the 251 shares of Series F Preferred Stock outstanding as of September 30, 2021.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$5,122	$3,721
Work-in-process	1,784	1,158
Finished goods	7,156	6,278
Inventory	$14,062	$11,157

Inventory has been reduced by estimates for excess and obsolete amounts totaling $0.7 million as of September 30, 2021 and December 31, 2020.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2021	2020
Building	$215	$229
Leasehold improvements	90	52
Equipment and computers	7,876	7,477
Furniture and fixtures	471	465
Construction in progress	—	46
Total	8,652	8,269
Accumulated depreciation and amortization	(7,931)	(7,664)
Property, plant, and equipment, net before land	721	605
Land	168	177
Property, plant, and equipment, net	$889	$782

Depreciation and amortization expense related to property, plant, and equipment totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2021 and $0.1 million and $0.5 million for the three and nine months ended September 30, 2020, respectively.

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

As of September 30, 2021 and December 31, 2020, the Company had goodwill of $2.9 million. As of September 30, 2021 and December 31, 2020, all intangible assets have been fully amortized and no amortization expense was recognized during the three and nine months ended September 30, 2021 and 2020.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2021	2020
Payroll and benefits	$3,017	$3,552
Settlement accrual	680	—
Warranty accrual, current portion	545	748
Lease liability	404	305
Taxes	357	165
Accrued professional services	283	281
Accrued insurance premium	—	885
Other	896	731
Accrued liabilities	$6,182	$6,667

The CARES Act allows employers to defer the deposit and payment of the employer's share of Social Security taxes through December 31, 2020. Under the CARES Act, the Company deferred $0.4 million as of September 30, 2021. The deferred liability is included in accrued payroll and benefits.

As of September 30, 2021, a settlement accrual liability of $0.7 million related to the CAO Settlement Agreement (as defined below) was included in current accrued liabilities. See Note 11 for additional information.

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties are included within accrued liabilities and were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance, beginning of period	$551	$853	$1,132	$1,110
Provision for estimated warranty cost	832	345	1,129	575
Warranty expenditures	(366)	(344)	(1,244)	(831)
Balance, end of period	1,017	854	1,017	854
Less: long-term portion of warranty accrual	472	204	472	204
Current portion of warranty accrual	$545	$650	$545	$650

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

NOTE 9—DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	September 30,	December 31,
	2021	2020
SWK Loan	$14,300	$14,300
PPP Loan	—	2,980
EIDL Loan	150	150
Discount and debt issuance costs on SWK Loan	(936)	(1,244)
Total	13,514	16,186
Current term loans, net of discount	(1,400)	—
Non current term loans, net of discount	$12,114	$16,186

The Company recognized approximately $0.6 million and $1.7 million in interest expense for the three and nine months ended September 30, 2021 and $0.6 million and $1.8 million in interest expense for the three and nine months ended September 30, 2020, respectively. The weighted-average interest rate as of September 30, 2021 was 12.25%.

The future minimum principal and interest payments as of September 30, 2021 are as follows (in thousands):

	Principal	Interest (1)
Remainder of 2021	$—	$443
2022	2,100	1,716
2023	2,800	1,393
2024	9,400	1,899
2025	1	8
2026 and thereafter	149	88
Total future payments	$14,450	$5,547

(1) Estimated using London Interbank Bank Offered Rate (“LIBOR”) as of September 30, 2021

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

As of September 30, 2021 and December 31, 2020, the Company had no borrowings outstanding and unused availability under the PMB Loan of approximately $2.8 million and $2.3 million, respectively.

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (the “Credit Agreement”) with SWK Funding LLC (“SWK”), pursuant to which the Company has borrowed $14.3 million (“SWK Loan”) as of September 30, 2021. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement and subsequent amendments as discussed in the Company’s 2020 Form 10-K, repayment of the SWK Loan is interest-only through the second quarter of 2022, paid quarterly with the option to extend the interest-only period. Principal repayments begin in the second quarter of 2022 and will be approximately $0.7 million quarterly until the SWK Loan matures in the second quarter of 2024. The loan bears interest of 10% plus LIBOR floor of 2.25% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists.

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

As of September 30, 2021, the Company was in compliance with debt covenants of the Credit Agreement.

Paycheck Protection Program Loan

On April 14, 2020, the Company was granted a loan (the “PPP Loan”) under the Paycheck Protection Program from PMB in the aggregate amount of $2,980,000, pursuant to the Paycheck Protection Program under the CARES Act.

The PPP Loan, which was in the form of a note dated April 13, 2020 issued by BIOLASE, matures on April 13, 2022 and bears interest at a rate of 1.0% per annum. Interest is payable monthly commencing on November 1, 2020. The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company recorded the principal amount of approximately $3.0 million due on the PPP Loan in non-current term loans in the consolidated balance sheet as of December 31, 2020. Interest on the PPP Loan was not material. The Company believes it used the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

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

In June 2021, the Company received a reply to its request, and the PPP Loan along with all accrued interest was forgiven by the SBA. The amount of loan forgiveness is presented as a component of non-operating (gain) loss on the Company's consolidated statement of operations. The SBA may undertake a review of a loan of any size during the six-year period following forgiveness of the loan. The review may include the loan forgiveness application, as well as whether the Company received the proper loan amount. There can be no assurance as to the result of any such SBA review.

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

The value of both the SWK Warrants and the DPG Warrants was recognized as a discount on the SWK Loan and is being amortized on a straight-line basis which approximates the effective-interest method, over the loan term of five years. Additionally, based on the adoption of ASU 2017-11 in the fourth quarter of 2018, these warrants are classified as equity in the consolidated balance sheet as of September 30, 2021 and December 31, 2020.

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

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash paid for operating lease liabilities	$62	$87	$185	$417
Right-of-use assets obtained in exchange for new operating lease obligations	$-	$1,440	48	$2,037
Weighted-average remaining lease term	3.8 years	4.9 years	3.8 years	5.2 years
Weighted-average discount rate	12.3%	12.3%	12.3%	12.3%

Lease expense consists of payments for real property, office copiers, and IT equipment. The Company recognizes payments for non-lease components such as common area maintenance in the period incurred. As of September 30, 2021, the Company had no significant leases that had not commenced.

The Company allocates lease cost amongst lease and non-lease components. The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of September 30, 2021 for leases that have commenced are as follows (in thousands):

September 30,
2022	$624
2023	621
2024	613
2025	519
2026 and thereafter	121
Total future minimum lease obligations	2,498
Less imputed interest	(537)
Total lease liabilities	$1,961

Current operating lease liabilities, included in accrued liabilities	$404
Non current lease liabilities	1,557
Total lease liabilities	$1,961

As of September 30, 2021, right-of-use assets were $1.8 million and lease liabilities were $2.0 million.

Rent expense totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2021 and $0.1 million and $0.5 million for the three and nine months ended September 30, 2020.

Future minimum rental commitments under lease agreements, as of September 30, 2021, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

Year Ended
December 31,
Remainder of 2021	$166
2022	610
2023	624
2024	609
2025 and thereafter	489
Total future minimum lease obligations	2,498
Less imputed interest	(537)
Total lease liabilities	$1,961

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

On January 25, 2019 (the “Effective Date”), BIOLASE entered into a settlement agreement (the “CAO Settlement Agreement”) with CAO. Pursuant to the CAO Settlement Agreement, CAO agreed to dismiss with prejudice the lawsuits filed by CAO against the Company in April 2012 and January 2018. In addition, CAO granted to the Company and its affiliates a non-exclusive, non-transferable (except as provided in the CAO Settlement Agreement), royalty-free, fully-paid, worldwide license to the licensed patents for use in the licensed products and agreed not to sue the Company, its affiliates or any of its manufacturers, distributors, suppliers or customers for use of the licensed patents in the licensed products, and the parties agreed to a mutual release of claims. The Company agreed (i) to pay to CAO, within five days of the Effective Date, $500,000 in cash, (ii) to issue to CAO, within 30 days of the Effective Date, 500,000 restricted shares of common stock of the Company (the “Stock Consideration”), and (iii) to pay to CAO, within 30 days of December 31, 2021, an amount in cash equal to the difference (if positive) between $1,000,000 and the value of the Stock Consideration on December 31, 2021. The Stock Consideration vests and becomes transferrable on December 31, 2021, subject to the terms of a restricted stock agreement entered into between the parties. The Company considered this a Type I subsequent event and recognized a $1.5 million contingent loss on patent litigation settlement in its consolidated statement of operations for the year ended December 31, 2018. In January 2019, the Company paid CAO $500,000 in cash. On January 31, 2019, the case was dismissed with prejudice. During the three-month period ended March 31, 2019, the Company recorded an additional loss on patent litigation of $0.2 million which represented the change in fair value of the restricted stock to be issued to CAO at March 31, 2019. Subsequent to March 31, 2019, the Company reversed the additional loss commensurate with the fluctuations in the Company’s share price. In August 2020, the Company signed a Letter Agreement to terminate the Manufacturing Agreement and purchase from CAO raw materials and other inventory held by CAO as part of the original CAO Settlement Agreement.

In February 2021, the Company issued 500,000 restricted shares of common stock in satisfaction of its obligation to issue the Stock Consideration to CAO under the CAO Settlement Agreement and reduced the accrued liability to $0.6 million. As of September 30, 2021, the remaining accrued liability related to the CAO Settlement Agreement was included in current accrued liabilities in the amount of $0.7 million. As of December 31, 2020, the accrued liability related to the CAO Settlement Agreement was $1.0 million and was included in non-current other liabilities.
NOTE 12—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three and nine months ended September 30, 2021, sales to customers in the United

States accounted for approximately 62% and 64% of net revenue and international sales accounted for approximately 38% and 36% of net revenue, respectively. For the three and nine months ended September 30, 2020, sales to customers in the United States accounted for approximately 73% and 71% of net revenue and international sales accounted for approximately 27% and 29% of net revenue, respectively. No individual country, other than the United States, represented more than 10% of total net revenue during the three and nine months ended September 30, 2021 or 2020.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
United States	$5,939	$4,755	$17,024	$10,079
International	3,592	1,784	9,756	4,181
Total net revenue	$9,531	$6,539	$26,780	$14,260

Property, plant, and equipment by geographic location was as follows (in thousands):

	September 30,	December 31,
	2021	2020
United States	$618	$486
International	271	296
Total	$889	$782

NOTE 13—CONCENTRATIONS

Revenue from the Company’s products are as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2020		2021		2020
Laser systems	$6,084	63.8%	$3,712	56.7%	$16,588	61.9%	$6,854	48.1%
Consumables and other	$2,331	24.5%	1,929	29.5%	6,923	25.9%	4,263	29.9%
Services	$1,116	11.7%	898	13.8%	3,269	12.2%	3,143	22.0%
Total net revenue	$9,531	100.0%	$6,539	100.0%	$26,780	100.0%	$14,260	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and nine months ended September 30, 2021 or 2020.

The Company maintains its cash and cash equivalents in money market investment accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at September 30, 2021 and December 31, 2020.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and nine months ended September 30, 2021 and 2020. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three and nine months ended September 30, 2021, the Company recorded an income tax provision of $14,000 and income tax benefit of $7,000, respectively, resulting in an effective tax rate of 0.4% and 0.1%, respectively. During the three and nine months ended September 30, 2020, the Company recorded an income tax provision of $15,000 and $49,000, respectively, resulting in an effective tax rate of 55.6% and 0.5%, respectively. The income tax provisions and benefit for the three and nine months ended September 30, 2021 and 2020 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

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

In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks, uncertainties, and assumptions, which could cause actual results to differ materially from management's expectations. Such forward-looking statements include statements, predictions, or expectations regarding expected revenue, sales and marketing expenses, general and administrative expenses, investments in engineering and development and other investment activities, interest rate fluctuations, future liquidity, potential collaborations, market opportunities, plans with respect to a new device being developed for endodontists, our use of proceeds from the PPP Loan (as defined below), COVID-19, seasonality and the reasons therefor, operating and other expenses, anticipated cash needs, our strategy and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “outlook,” “potential,” “plan,” “seek,” "forecast," and similar expressions and variations or the negatives of these terms or other comparable terminology.

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

Further information about factors that could materially affect the Company, including our results of operations and financial condition, is contained under “Risk Factors” in Item 1A in the 2020 Form 10-K and under "Risk Factors" in Part II, Item 1A of the Form 10-Q for the quarter ended June 30, 2021 (the "Second Quarter Form 10-Q"). Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is the only effective, safe solution to preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We also offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. As of September 30, 2021 we had approximately 300 issued and 35 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through December 31, 2020, we sold over 41,200 laser systems in over 80 countries around the world. Contained in this total are approximately 13,600 Waterlase systems, including over 9,100 Waterlase MD, MDX, Express and iPlus systems.

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

The Company experienced revenue growth of 46% and 88% for the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to the negative impact of COVID-19 during 2020 and high demand from new users for the Company's dental lasers. The Company is currently forecasting revenue for fiscal year 2021 to be significantly above fiscal year 2020, which was significantly impacted by COVID-19. Although there are signs of recovery from the impact of COVID-19 both domestically and internationally, given the uncertainties regarding the ongoing and future effects of COVID-19, no assurance can be provided that the recovery will continue.

To educate providers and increase patient access to our products, over the past year, we have formed specialist training programs focused on expanding awareness of the benefits of our dental lasers among dental specialists. For example, during the second quarter of 2021, we launched the Waterlase Pediatric Dental Academy (the "WPDA") for pediatric dentists. This program provides clinicians with an immersive training experience through peer-led learning and best practice sharing to help ensure appropriate use of Waterlase technology in clinical practices. During the first quarter of 2021, we also launched an innovative and first-of-its-kind training program in the periodontal community. This program fosters peer-led learning about dental lasers from leading clinicians, featuring online meetings and case reviews by experts in the field. Additionally, during the fourth quarter of 2020, we launched the Waterlase Endo Academy, a community of leading endodontists dedicated to improving patient outcomes with new technology, and announced a collaboration with Einstein Healthcare Network’s Residency in Endodontics to train endodontics residents in the use of Waterlase dental lasers. In the fourth quarter of 2021, we launched the Epic Hygiene Academy which seeks to bring together leaders in the dental hygiene profession to provide improved continuing education in delivering superior patient care through laser technology.

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

Recent Developments

Impact of Coronavirus (COVID-19) on Our Operations

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The novel coronavirus spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures included dental office closures in Europe and the United States for all but emergency procedures. Our salespeople were unable to call on dental customers during these closures. In addition, most dental shows and workshops scheduled in 2020 were canceled. Given the uncertain status of COVID-19 cases, there is no assurance that the Company’s sales will return to normal levels during 2021 or at any time thereafter. See Item 1A — “Risk Factors” for additional information regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2020 Form 10-K. There have been no significant changes during the nine months ended September 30, 2021 in our critical accounting policies from those disclosed in Item 7 of the 2020 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited operating results, expressed in thousands and as percentages of net revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2020		2021		2020
Net revenue	$9,531	100.0%	$6,539	100.0%	$26,780	100.0%	$14,260	100.0%
Cost of revenue	4,689	49.2%	4,265	65.2%	15,157	56.6%	9,692	68.0%
Gross profit	4,842	50.8%	2,274	34.8%	11,623	43.4%	4,568	32.0%
Operating expenses:
Sales and marketing	3,451	36.2%	2,678	41.0%	10,315	38.5%	7,475	52.4%
General and administrative	2,479	26.0%	2,300	35.2%	8,613	32.2%	7,446	52.2%
Engineering and development	1,540	16.2%	963	14.7%	4,506	16.8%	2,644	18.5%
Loss on patent litigation settlement	29	0.3%	—	—%	190	0.7%	—	—%
Total operating expenses	7,499	78.7%	5,941	90.9%	23,624	88.2%	17,565	123.2%
Loss from operations	(2,657)	(27.9)%	(3,667)	(56.1)%	(12,001)	(44.8)%	(12,997)	(91.1)%
Non-operating gain (loss), net	(605)	(6.3)%	3,694	56.5%	1,115	4.2%	2,359	16.5%
Loss before income tax (provision) benefit	(3,262)	(21.6)%	27	0.4%	(10,886)	(49.0)%	(10,638)	(74.6)%
Income tax (provision) benefit	(14)	(0.1)%	(15)	(0.2)%	7	0.0%	(49)	-0.3%
Net income (loss)	$(3,276)	(21.5)%	$12	0.2%	$(10,879)	(49.0)%	$(10,687)	(74.9)%

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

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
GAAP net loss attributable to common stockholders	$(3,285)	$(17,366)	$(11,425)	$(28,065)
Deemed dividend on convertible preferred stock	9	17,378	546	17,378
GAAP net income (loss)	$(3,276)	$12	$(10,879)	$(10,687)
Adjustments:
Interest expense, net	569	568	1,727	1,782
Income tax provision (benefit)	14	15	(7)	49
Depreciation and amortization	101	46	281	527
Change in allowance for doubtful accounts	(83)	256	(162)	1,263
Loss on patent litigation settlement	29	—	190	—
Stock-based and other non-cash compensation	192	847	1,488	2,367
Gain on debt forgiveness	—	—	(3,014)	—
Other (income) expense, net	—	(4,209)	—	(4,209)
Adjusted EBITDA	$(2,454)	$(2,465)	$(10,376)	$(8,908)

Comparison of Results of Operations

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Net Revenue: The following table summarizes our unaudited net revenue by category, including each category’s percentage of our total revenue, for the three months ended September 30, 2021 and 2020, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended
	September 30,				Amount	Percent
	2021		2020		Change	Change
Laser systems	$6,084	63.8%	$3,712	56.7%	$2,372	63.9%
Consumables and other	2,331	24.5%	1,929	29.5%	402	20.8%
Services	1,116	11.7%	898	13.8%	218	24.3%
Net revenue	$9,531	100.0%	$6,539	100.0%	$2,992	45.8%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended September 30, 2021 and 2020, as well as the amount of change and percentage of change in each geographic revenue category (dollars in thousands):

	Three Months Ended
	September 30,				Amount	Percent
	2021		2020		Change	Change
United States	$5,939	62.3%	$4,755	72.7%	$1,184	24.9%
International	3,592	37.7%	1,784	27.3%	1,808	101.3%
Net revenue	$9,531	100.0%	$6,539	100.0%	$2,992	45.8%

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

Total net revenue increased by $3.0 million, or 46%, during the three months ended September 30, 2021 as compared to the same period in 2020 primarily due to worldwide dental office closures in 2020 as a result of the global COVID-19 pandemic. In the U.S., net revenue increased by $1.2 million, or 25%, for the three months ended September 30, 2021 as compared to the same period in 2020. Outside the U.S., net revenue increased by $1.8 million, or 101%, during the three months ended September 30, 2021 as compared to the same period in 2020. We believe dental offices in the U.S. have returned to prior patient volume resulting in better revenue results, while patient volume in many countries outside the U.S. are still lagging from their pre-COVID-19 levels.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended September 30, 2021 and 2020, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	September 30,				Amount	Percent
	2021		2020		Change	Change
Net revenue	$9,531	100.0%	$6,539	100.0%	$2,992	45.8%
Cost of revenue	4,689	49.2%	4,265	65.2%	424	9.9%
Gross profit	$4,842	50.8%	$2,274	34.8%	$2,568	112.9%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the three months ended September 30, 2021, was $4.8 million, or 51% of net revenue, an increase of approximately $2.6 million, or 113%, as compared with gross profit of $2.3 million, or 35% of net revenue, for the same period in 2020. The increase in gross profit reflects the impact of the increase in revenues for the period combined with an increase in average selling prices for products sold in the U.S. during the third quarter of 2021 compared to the same period in 2020 and the effect of an Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") of $0.4 million received during the three months ended September 30, 2021.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the three months ended September 30, 2021 and 2020, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	September 30,				Amount	Percent
	2021		2020		Change	Change
Sales and marketing	$3,451	36.2%	$2,678	41.0%	$773	28.9%
General and administrative	2,479	26.0%	2,300	35.2%	179	7.8%
Engineering and development	1,540	16.2%	963	14.7%	577	59.9%
Loss on patent litigation settlement	29	0.3%	—	—%	29	100.0%
Total operating expenses	$7,499	78.7%	$5,941	90.9%	$1,558	26.2%

Sales and Marketing Expense. Sales and marketing expenses during the three months ended September 30, 2021 increased by $0.8 million, or 29%, as compared to the same period in 2020. This increase is primarily due to $0.4 million in sales commission, $0.3 million in increased advertising expenses and related consulting costs, and $0.4 million in increased travel and trade show related expenses from the impact of the COVID-19 pandemic on our business operations in 2020. These increases were partially offset by $0.3 million favorable variance from the effect of an Employee Retention Credit under the CARES Act received during the three months ended September 30, 2021.

General and Administrative Expense. General and administrative expenses during the three months ended September 30, 2021 increased by $0.2 million, or 8%, compared to the same period in 2020, primarily due to $0.6 million related to legal and consulting fees incurred in connection with the special stockholders meeting to be held in the fourth quarter of 2021, partially offset by a $0.4 million change in the provision for doubtful accounts, which decreased $0.1 million during the three months ended September 30, 2021 compared to a $0.3 million increase during three months ended September 30, 2020.

Engineering and Development Expense. Engineering and development expenses during the three months ended September 30, 2021 increased by $0.6 million, or 60%, compared to the same period in 2020, primarily due to a $0.3 million increase in legal and consulting fees and a $0.2 million increase in payroll expenses driven by an increase in engineering projects for 2021 as compared to 2020. Although our primary focus will be on our sales and marketing efforts in the remainder of 2021, we expect to continue our investment in engineering and development activity during the period.

Loss on Patent Litigation Settlement. Loss on patent litigation settlement during the three months ended September 30, 2021 was consistent with the same period in 2020.

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions. We realized an approximately $36 thousand loss on foreign currency transactions during the three months ended September 30, 2021 compared to an approximately $53 thousand gain on foreign currency transactions during the three months ended September 30, 2020, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $0.6 million during the three months ended September 30, 2021 and was consistent with the same period in 2020.

Other Income, Net. Other income for the three months ended September 30, 2020, is comprised of a $5.8 million gain on the change in fair value of the July 2020 Warrants offset by the costs to issue the July 2020 warrants of approximately $1.6 million.

Income Tax (Provision) Benefit. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes for the three months ended September 30, 2021 was consistent with the same period in 2020. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Income (Loss). For the reasons stated above, our net loss totaled approximately $3.3 million for the three months ended September 30, 2021 compared to a net income of $12 thousand for the three months ended September 30, 2020.

Comparison of Results of Operations

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

Net Revenue: The following table summarizes our unaudited net revenues by category, including each category’s percentage of our total revenue, for the nine months ended September 30, 2021 and 2020, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Nine Months Ended
	September 30,				Amount	Percent
	2021		2020		Change	Change
Laser systems	$16,588	61.9%	$6,854	48.1%	$9,734	142.0%
Consumables and other	6,923	25.9%	4,263	29.9%	2,660	62.4%
Services	3,269	12.2%	3,143	22.0%	126	4.0%
Net revenue	$26,780	100.0%	$14,260	100.0%	$12,520	87.8%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the nine months ended September 30, 2021 and 2020, as well as the amount of change and percentage of change in each geographic revenue category (dollars in thousands):

	Nine Months Ended
	September 30,				Amount	Percent
	2021		2020		Change	Change
United States	$17,024	63.6%	$10,079	70.7%	$6,945	68.9%
International	9,756	36.4%	4,181	29.3%	5,575	133.3%
Net revenue	$26,780	100.0%	$14,260	100.0%	$12,520	87.8%

Total net revenue increased by $12.5 million, or 88%, during the nine months ended September 30, 2021 as compared to the same period in 2020 primarily due to worldwide dental office closures in 2020 as a result of the global COVID-19 pandemic. In the U.S., net revenue increased by $6.9 million, or 69%, for the nine months ended September 30, 2021 as compared to the same period in 2020. Outside the U.S., net revenue increased by $5.6 million, or 133%, during the nine months ended September 30, 2021 as compared to the same period in 2020.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the nine months ended September 30, 2021 and 2020, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended
	September 30,				Amount	Percent
	2021		2020		Change	Change
Net revenue	$26,780	100.0%	$14,260	100.0%	$12,520	87.8%
Cost of revenue	15,157	56.6%	9,692	68.0%	5,465	56.4%
Gross profit	$11,623	43.4%	$4,568	32.0%	$7,055	154.4%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the nine months ended September 30, 2021, was $11.6 million, or 43% of net revenue, an increase of approximately $7.1 million, or 154%, as compared with gross profit of $4.6 million, or 32% of net revenue, for the same period in 2020. The increase in gross profit reflects the impact of the increase in revenues combined with an increase in average selling prices for products sold in the U.S. during the first nine months of 2021 compared to the same period in 2020 and the effect of Employee Retention Credits under the CARES Act of $0.7 million received during the nine months ended September 30, 2021.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the nine months ended September 30, 2021 and 2020, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended
	September 30,				Amount	Percent
	2021		2020		Change	Change
Sales and marketing	$10,315	38.5%	$7,475	52.4%	$2,840	38.0%
General and administrative	8,613	32.2%	7,446	52.3%	1,167	15.7%
Engineering and development	4,506	16.8%	2,644	18.5%	1,862	70.4%
Loss on patent litigation settlement	190	0.7%	—	—%	190	100.0%
Total operating expenses	$23,624	88.2%	$17,565	123.2%	$6,059	34.5%

Sales and Marketing Expense. Sales and marketing expenses during the nine months ended September 30, 2021 increased by $2.8 million, or 38%, as compared to the same period in 2020. This increase is primarily due to $0.7 million in compensation expense and bonus incentives for achieving sales targets, $0.9 million in increased advertising expenses and related consulting costs, $0.9 million in sales commissions, and $0.8 million in increased travel and trade show related expenses from the impact of the COVID-19 pandemic on our business operations in 2020. These increases were partially offset by $0.5 million from the effect of Employee Retention Credits under the CARES Act received during the nine months ended September 30, 2021.

General and Administrative Expense. General and administrative expenses during the nine months ended September 30, 2021 increased by $1.2 million, or 16%, compared to the same period in 2020, primarily due to $1.4 million related to fees incurred in connection with stockholder meetings held in the first and second quarter of 2021, and to be held in the fourth quarter of 2021, $0.4 million in severance expense, $0.3 million in compensation and leadership bonus awards, and $0.3 million in legal and audit fees. These increases were partially offset by a $1.4 million change in allowance for doubtful accounts, which decreased $0.1 million during the nine months ended September 30, 2021 compared to a $1.3 million increase during the nine months ended September 30, 2020.

Engineering and Development Expense. Engineering and development expenses during the nine months ended September 30, 2021 increased by $1.9 million, or 70%, compared to the same period in 2020, primarily due to a $0.5 million increase in legal and consulting fees and a $0.8 million increase in payroll expenses driven by an increase in engineering projects for 2021 as compared to 2020. Although our primary focus will be on our sales and marketing efforts in the remainder of 2021, we expect to continue our investment in engineering and development activity during the period.

Loss on Patent Litigation Settlement. Loss on patent litigation settlement during the nine months ended September 30, 2021 was $0.2 million due to the change in fair value of the remaining accrued liability.

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions. We realized a $0.2 million loss on foreign currency transactions during the nine months ended September 30, 2021, compared to a $0.1 million loss during the same period in 2020. The loss was primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $1.7 million during the nine months ended September 30, 2021, compared to interest expense of $1.8 million during the same period in 2020. We expect interest expense to fluctuate depending on the movement in the London Interbank Bank Offered Rate (“LIBOR”) through the remainder of 2021 and the outstanding balance of our revolving line of credit with Pacific Mercantile Bank (the "PMB Loan"), if any.

Gain on Debt Forgiveness. Gain on debt forgiveness was $3.0 million for the nine months ended September 30, 2021 due to the approval of the Company's request for forgiveness of the loan received under the Paycheck Protection Program under the CARES Act (the "PPP Loan").

Other Income, Net. Other income for the nine months ended September 30, 2020, is comprised of a $5.8 million gain on the change in fair value of the July 2020 Warrants offset by the costs to issue the July 2020 warrants of approximately $1.6 million.

Income Tax (Provision) Benefit. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our benefit from income taxes was approximately $7 thousand for the nine months ended September 30, 2021 as compared to a provision of approximately $49 thousand for the same period in 2020. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $10.9 million for the nine months ended September 30, 2021 compared to a net loss of $10.6 million for the nine months ended September 30, 2020.

Liquidity and Capital Resources

At September 30, 2021, we had approximately $33.6 million in cash, cash equivalents and restricted cash. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The increase in cash, cash equivalents, and restricted cash was primarily due to gross proceeds of $14.4 million from the issuance of common stock and $16.6 million from warrants exercised during the nine months ended September 30, 2021.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash flows used in operating activities	$(13,606)	$(11,447)
Net cash flows used in investing activities	(396)	(78)
Net cash flows provided by financing activities	29,886	24,402
Effect of exchange rate changes	(171)	181
Net change in cash, cash equivalents and restricted cash	$15,713	$13,058

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the nine months ended September 30, 2021 totaled $13.6 million and was primarily comprised of our net loss of $10.9 million, gain on PPP Loan forgiveness of $3.0 million, and a net decrease in operating assets and liabilities of $2.0 million, partially offset by stock-based compensation expense of $1.5 million. The net decrease in our operating assets and liabilities was primarily due to a $2.8 million increase in inventory as we have increased inventory levels to try to mitigate the impact of supply disruptions from potential product shortages and delivery delays due to COVID-19.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2021 totaled $0.4 million and was comprised of the purchase of property, plant, and equipment. We expect cash flows from investing activities to remain minimal through the remainder of 2021.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 totaled $29.9 million primarily due to the sale of common stock from our February 2021 equity offering for net proceeds of $13.3 million and $16.6 million from the exercise of common stock warrants described below.

Effect of Exchange Rate

The $0.2 million effect of exchange rate on cash for the nine months ended September 30, 2021 was due to recognized loss on foreign currency transactions, primarily driven by changes in the Euro during the period.

Future Liquidity Needs

As of September 30, 2021, we had working capital of approximately $39.2 million. Our principal sources of liquidity as of September 30, 2021 consisted of approximately $33.6 million in cash, cash equivalents and restricted cash and $3.6 million of net accounts receivable.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of such proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2021, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K and under "Risk Factors" in Part II, Item 1A of the Second Quarter Form 10-Q. The risks and uncertainties described in the 2020 Form 10-K and the Second Quarter Form 10-Q are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Fifth Amendment to Restated Certificate of Incorporation		8-K	05/28/2020	3.1	06/01/2020

3.1.7	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock		8-K	11/10/2015	3.1	11/12/2015

3.1.8	Certificate of Designations, Preferences and Rights of Series D Participating Convertible Preferred Stock of the Registrant		8-K	04/18/2017	3.2	04/20/2017

3.1.9	Certificate of Designations, Preferences and Rights of Series E Participating Convertible Preferred Stock of the Registrant		8-K	10/29/2019	3.1	10/30/2019

3.1.10	Certificate of Designations, Preferences, Rights and Limitations of Series F Convertible Preferred Stock of the Registrant, including Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant		8-K	07/15/2020	3.1	07/22/2020

3.2	Seventh Amended and Restated Bylaws of the Registrant, adopted on October 8, 2018		8-K	10/08/2018	3.1	10/09/2018

4.1	Form of Warrant Issued on November 7, 2014		8-K	11/03/2014	99.1	11/07/2014

4.2	Form of Warrant issued on August 8, 2016		8-K	08/01/2016	99.1	08/02/2016

4.3	Form of Warrant issued April 18, 2017		DEF14A		D	05/19/2017

4.4	Warrant to Purchase Stock issued on March 6, 2018 to Western Alliance Bank		10-K	12/31/2017	4.4	03/14/2018

4.5	Warrant to Purchase Stock issued on September 27, 2018 to Western Alliance Bank		10-Q	09/30/2018	4.1	11/14/2018

4.6	Warrant to Purchase Stock issued on September 27, 2018 to SWK Funding LLC		10-Q	09/30/2019	4.2	11/14/2018

4.7	Warrant to Purchase Stock issued on May 7, 2019 to SWK Funding LLC		10-Q	03/31/2019	4.7	05/10/2019

4.8	Consolidated Amended and Restated Warrant to Purchase Common Stock, dated November 9, 2019, by and between the Registrant and SWK Funding LLC		10-Q	09/30/2019	4.8	11/08/2019

4.9	Warrant to Purchase Stock issued on May 15, 2020 to SWK Funding LLC		S-1/A	06/19/2020	4.14	06/19/2020

4.10	Form of Warrant issued on June 9, 2020		8-K	06/08/2020	4.1	06/09/2020

4.11	Form of Warrant issued on July 15, 2020		8-K	07/15/2020	4.2	07/22/2020

4.12	Amended and Restated Warrant Agency Agreement, dated as of July 21, 2020, by and between the Registrant, Computershare, Inc. and Computershare Trust Company, N.A.		8-K	07/15/2020	4.1	07/22/2020

10.1*	Form of Restricted Stock Unit—Phantom Award Notice and Restricted Stock Unit Award Agreement for Employees	X

10.2*	Form of Restricted Stock Unit—Phantom Award Notice and Restricted Stock Unit Award Agreement for Non-Employee Directors	X

10.3*	Restricted Stock Unit—Phantom Award Notice and Restricted Stock Unit Award Agreement, dated July 21, 2021, by and between the Registrant and John R. Beaver	X

10.4*	Form of Stock Appreciation Rights Award Notice and Stock Appreciation Rights Agreement for Non-Employee Directors	X

31.1	Certification pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

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

BIOLASE, INC.
(Registrant)

November 10, 2021	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)