Form 10-K
period 2021-12-31
BIOLASE, INC
filed 2022-03-17
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Registrant’s common stock held by non-affiliates was $103,837,004 based on the last sale price of common stock on June 30, 2021.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	BIOL	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act:

Series G Preferred Stock,

par value $0.001 per share

As of March 10, 2022, there were 154,340,703 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement related to its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIOLASE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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
•
failure to meet covenants in the Credit Agreement, dated as of November 9, 2018, (as amended from time to time, the “Credit Agreement”), by and between BIOLASE and SWK Funding, LLC ("SWK");
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
•
our failure to comply with continued listing requirements of the NASDAQ Capital Market; and
•
risks relating to ownership of our common stock, including high volatility and dilution.

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

PART I

Item 1. Business

Overview

BIOLASE, Inc. (“BIOLASE” and, together with its consolidated subsidiaries, the “Company,” “we,” “our” or “us”) is a leading provider of advanced laser systems for the dental industry. We develop, manufacture, market, and sell laser systems that provide significant benefits for dental practitioners and their patients. Our proprietary systems allow dentists, periodontists, endodontists, pediatric dentists, oral surgeons, and other dental specialists to perform a broad range of minimally invasive dental procedures, including cosmetic, restorative, and complex surgical applications. Our laser systems are designed to provide clinically superior results for many types of dental procedures compared to those achieved with drills, scalpels, and other conventional instruments. Potential patient benefits include less pain, fewer shots, faster healing, decreased fear and anxiety, and fewer appointments. Potential practitioner benefits include improved patient care and the ability to perform a higher volume, and wider variety of procedures.

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is an effective, safe solution for preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. We have approximately 301 issued and 38 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through December 31, 2021 we have sold over 43,300 laser systems in over 80 countries around the world, and we believe that Waterlase iPlus is the world’s best-selling all-tissue dental laser. Since 1998, we have been the global leading innovator, manufacturer, and marketer of dental laser systems.

We also manufacture and sell consumable products and accessories for our laser systems. Our Waterlase and diode systems use disposable laser tips of differing sizes and shapes depending on the procedure being performed. We also market flexible fibers and hand pieces that dental practitioners replace at some point after initially purchasing laser systems. For our Epic line of diode laser systems, we sell teeth whitening gel kits. During the year ended December 31, 2021, the sale of lasers accounted for approximately 64% of our total sales, and consumables, accessories, and services accounted for approximately 36% of our total sales.

We currently operate in a single reportable business segment. We had net revenues of $39.2 million, $22.8 million, and $37.8 million, in 2021, 2020, and 2019, respectively, and we had net losses of $16.2 million, $16.8 million, and $17.9 million for the same periods, respectively. We had total assets of $55.3 million and $41.0 million as of December 31, 2021 and 2020, respectively. As discussed below, our business in 2021 and 2020 was adversely affected by the COVID-19 pandemic.

Recent Developments

Other Recent Developments

The disclosure set forth under Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments is hereby incorporated herein by reference.

Industry Background

General

Dental procedures, including medical and cosmetic treatment, are performed on hard tissue, such as bone and teeth, and soft tissue, such as gum and other oral tissue.

An estimated one-third of the worldwide population avoids going to the dentist because of “dental anxiety or fear,” according to DentaVox. Such anxiety causes dental conditions, such as gum disease, to go under-diagnosed, under-treated, and under-managed. Due to the limitations associated with traditional and alternative dental instruments, we believe there is a large market opportunity for all-tissue dental laser systems that provide superior clinical outcomes, reduce the need to use anesthesia, help reduce trauma, pain, and discomfort associated with dental procedures, and increase patient acceptance for treatment protocols. We also believe there is a growing awareness among consumers globally of the value and importance of oral health and its connections to overall systemic health and wellness. The American Academy of Periodontology estimates that over 60 million people in the U.S. alone have periodontitis, an advanced stage of gum disease, and studies indicate a link between periodontitis and other health conditions such as heart disease, diabetes, and stroke.

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

Cutting Instruments. Soft tissue procedures are typically performed by dentists using scalpels, scissors, and other surgical tools. Due to the pain, bleeding, post-operative swelling, and discomfort associated with these instruments, most soft tissue procedures require the use of local anesthetic which may result in numbness and longer recovery time, and often require stitches. Bleeding can impair the practitioner’s visibility during the procedure, thereby reducing efficiency and is a particular problem for patients with immune deficiencies or blood disorders and for patients taking blood-thinning medications.

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

Our Products

Our laser systems can provide dental professionals with enhanced capabilities for minimally invasive treatment. Our product offering consists of the following:

Waterlase all-tissue laser systems. Our all-tissue Waterlase dental laser systems currently consist of our flagship Waterlase iPlus, Waterlase Express, and Waterlase MDX. Each of these systems features a proprietary laser crystal that produces electromagnetic energy with absorption and tissue interaction characteristics specifically designed for dental procedures. It is minimally invasive and can precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums and skin, without the heat, vibration, bleeding, or pressure associated with traditional dental treatments. By combining the laser light and water, our Waterlase systems can eliminate the need for anesthesia in most cases and result in faster healing times compared to traditional methods of treatment, both of which could lead to improved patient-reported outcomes. The all-tissue Waterlase is especially effective for treating all types of dental cavities for both children and adults, moderate and advanced periodontal and peri-implant disease, root canals, and esthetic procedures for gummy smiles.

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

Diode soft-tissue laser systems. Our diode soft tissue laser systems currently consist of the Epic X, Epic Hygiene, Epic Pro, and Epic 10 diode lasers that perform soft tissue, hygiene, cosmetic procedures, teeth whitening, and provide temporary pain relief. Epic X, Epic 10, and Epic Pro systems feature our proprietary 940 nanometer wavelength with patented pulse technology called ComfortPulse, which is designed for added patient comfort. Epic Hygiene was introduced in December 2019 as the Company’s latest innovation in proven Epic laser technology, which is designed to manage non-surgical periodontitis and increase clinical production. The system includes proven step-by-step clinical protocols, including pocket therapy and perio debridement, to facilitate implementation. The Epic Hygiene is the only hygiene specific diode laser with FDA 510 (k) clearance for Laser Bacterial Reduction (LBR), a preventive periodontal procedure conducted in conjunction with routine cleaning. Epic Hygiene, which utilizes a 980 nanometer wavelength, gives dental hygienists the ability to offer dental laser technology to their patients, including minimally invasive and less painful treatments that are designed to allow for quicker procedures and faster recovery times.

Epic 10 is a portable, powerful diode laser that facilitates clinical versatility with surgical, pain therapy, and whitening capabilities and provides an exceptional laser with an attractive value proposition. In December 2014, we introduced the Epic X diode laser, an enhanced soft tissue laser system featuring upgrades and improvements from our Epic 10. Epic Pro, released in 2016, is a soft-tissue diode laser with Super Thermal Pulse and Automatic Power Control features for enhanced patient comfort and clinical outcomes. The Epic X, Epic10, Epic Pro, and Epic Hygiene are FDA-cleared in the United States, CE mark-approved in Europe, and approved for sale in more than 80 other countries for dental uses. In the United States, we also have regulatory clearance for dermatological, aesthetic, and other general surgery uses.

In 2021, Biolase designed, developed, received FDA clearance for and began production of a laser using Biolase’s proprietary Er,Cr:YSGG laser technology in partnership with EdgeEndo, a leading endodontic company. The EdgePro is a state-of-the-art microfluidic irrigation device designed to clean and disinfect root canals. The partnership with EdgeEndo is Biolase’s first exclusive OEM agreement.

Related Accessories and Consumable Products

In addition to sales of our laser systems, we manufacture and sell consumable products and accessories for our laser systems. Our Waterlase and diode systems use disposable laser tips of differing sizes and shapes depending on the procedure being performed. We also market flexible fibers and hand pieces that dental practitioners replace at some point after initially purchasing laser systems. For our Epic systems, we sell teeth whitening gel kits.

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

Benefits to Dental Professionals

•
Less Aerosols. Waterlase all-tissue laser systems create 98% less aerosols than traditional dental handpieces, meeting the American Dental Association's recommendation of reduced aerosol production to limit the spread of COVID-19. Epic soft-tissue lasers do not use water, and meet guidance from the Center for Disease Control, which recommends avoiding aerosol generating procedures whenever possible, including the use of high-speed dental handpieces, air/water syringes, and ultrasonic scalers.to prevent the transmission of COVID-19. Ultrasonic scalers create a visible water spray that can contain particle droplets of water, saliva, blood, microorganisms, and other debris, which can serve as a conduit to spread the virus. In contrast, Epic technology allows dentists and hygienists to perform gentler, highly effective treatments without using water.
•
Expanded range of procedures. Our laser systems allow general dentists to perform surgical and cosmetic procedures that they are unable or unwilling to perform using conventional methods and that would typically be referred to a specialist. Our laser systems allow dentists to perform these procedures easily and efficiently, increasing their range of skills, professional and patient satisfaction levels, patient retention rates, and new patient attraction rates.
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
•
Greater case acceptance and patient reported outcomes. We believe the improved patient comfort and convenience offered by our laser systems, along with the reduction in chair time helps improve patient experience and patient acceptance of treatment plans.
•
Improved clinical outcomes. Our laser systems can be used for dozens of clinical indications with reduced trauma, swelling, and general discomfort of the patient, resulting in improved clinical outcomes and less follow-up treatment. Our products are designed to collectively improve clinical outcomes, making it possible for practitioners to devote time to new cases, rather than managing or treating complications.

Benefits to Patients

•
Comfort. Our Waterlase systems allow dentists to perform minimally invasive dental procedures without anesthesia in many cases, and patients recover more comfortably, faster, and with less pain than when treated with conventional instruments. The heat, vibration, microfractures, trauma, or pressure associated with traditional dental methods are largely avoided.

•
Convenience and efficiency. Procedures utilizing our Waterlase systems do not require anesthesia in many cases, which allows dental practitioners to perform multiple procedures in one appointment and saves patients time.
•
Reduced trauma. Waterlase systems allow for a faster and more pleasant patient recovery with less swelling, bleeding, and general discomfort than when treated with conventional instruments.

Business Strategy

Our business strategy includes the following key elements:

•
Increasing awareness of our products among dental practitioners. We intend to increase awareness of our products among dental practitioners by educating dental practitioners and patients about the clinical benefits of our product suite. We plan to continue participation in key industry trade shows, the World Clinical Laser Institute (“WCLI”) (which we founded in 2002), dental schools, and other educational forums. We also plan on continuing to expand our specialist academies that we started toward the end of 2020. Our products are also used for clinical research, which often leads to published articles that can enhance awareness among dental practitioners.
•
Increasing awareness and education in laser dentistry. During 2021, we hosted 56 webinars that reached approximately 5,750 attendees. We plan to continue these educational opportunities in 2022. We believe the Waterlase Exclusive Trial Program that we are continuing in 2022, which allows dentists to explore how our Waterlase technology improves patient outcomes during a 45-day trial period, also helps in increasing the awareness of the benefits of laser dentistry.
•
Increasing awareness of and demand for our laser systems among patients. We also intend to increase demand for our products by educating patients about the clinical benefits of the Waterlase and diode systems. We believe that patients will understand the clinical benefits, which, in turn, will result in increased awareness of our systems from dental practitioners.
•
Strengthening customer training and clinical education. We provide introductory, advanced, and specialized training on our products for dental practitioners to increase their proficiency and to certify them. Our goal is to provide our customers world class training that is accessible and can be executed with a practical technique.
•
Strengthening sales and distribution capabilities. In the U.S., we have primarily distributed our products directly to dental practitioners via our field sales force and telesales. Sales representatives and lead generators work in partnership with the field sales team to maximize effectiveness in engaging and servicing customers. In addition to our field sales force in the U.S., we also use various independent distributors to sell and support our products throughout Canada, Europe, the Middle East, Latin America, and Asia-Pacific regions. We plan to continue to build out the infrastructure to support our customers and to drive revenue and profit growth, both domestically and internationally. This includes expanding our sales presence with respect to the rapidly growing group practices, group purchasing organizations, and government channels.
•
Improving product quality. We strive to achieve the industry’s highest rate of defect-free delivery of products, maintain high quality standards, and address and timely resolve customer complaints. In the U.S., we provide maintenance and support services to customers through our support hotline and dedicated staff of in-house and field service personnel. Outside the U.S., we maintain a network of factory-certified service technicians to provide maintenance and support services to customers.
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
•
Generating revenue through OEM partnerships. In addition to the new partnership with EdgeEndo, we plan to continue to explore potential collaborations to bring our proprietary laser technologies with expanded FDA-cleared indications for other medical applications in the future.

Warranties

Our Waterlase laser systems sold domestically are covered by a warranty against defects in material and workmanship for a period of up to one year from the date of sale to the end-user by us or a distributor. Our diode systems sold domestically are covered by a warranty against defects in material and workmanship for a period of up to two years from the date of sale to the end-user by us or a distributor. Waterlase systems and diode systems sold internationally are covered by a warranty against defects in material and workmanship for a period of up to 24 months from date of sale to the international distributor. Our laser systems warranty covers parts and service for sales in our North American territories and parts only for international distributor sales. In North America and select international locations, we sell extended warranty contracts to our laser systems end users that cover the period after the expiration of our standard warranty coverage for our laser systems. Extended warranty coverage provided under our service contracts varies by the type of system and the level of service desired by the customer. Products or accessories remanufactured, refurbished, or sold by unauthorized parties, voids all warranties in place for such products and exempts us from liability issues relating to the use of such products.

Manufacturing

Our strategy is to manufacture products in-house when it is efficient for us to do so. We currently manufacture, assemble, and test all of our laser systems at our 26,000 square foot manufacturing facility in Corona, California. This facility is dedicated to manufacturing and warehousing. The facility is ISO 13485 certified. ISO 13485 certification signifies a comprehensive quality management system associated with the design, manufacture, installation, and servicing of our products. In addition, our U.S. facility is registered with the FDA and complies in all material respects with the FDA’s Quality System Regulation.

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

As discussed below, we are subject to periodic inspections by the FDA as well as other state and foreign agencies, as a manufacturer of medical devices. Such inspections can cover manufacturing, design, production, reporting, recordkeeping, and other processes and can lead to FDA observations requiring corrective action, which can disrupt normal processes.

Marketing and Sales

Marketing

We market our laser systems worldwide. Our marketing efforts are focused on driving brand awareness for our laser solutions with dental practitioners. We also continue to test methods to increase awareness of our brands’ benefits by marketing directly to patients.

Dental Practitioners. We market our laser systems to dental practitioners through regional, national, and international educational events, seminars, industry tradeshows, trade publications, digital/social media, field sales forces, and agents and distributors. We also use social media, sales materials, direct communications, public relations, and other promotional tools and materials.

Our primary marketing message to dental practitioners focuses on the ability of our lasers to resolve dental challenges and deliver improved cash flow, which can be realized with improved patient-reported outcomes. BIOLASE Education is a leader in educating and training dental practitioners in laser dentistry. We believe that, as the community of dental practitioners that use our products expands, the BIOLASE Education will continue to deliver innovative and valued educational opportunities by utilizing the latest in learning methodologies and platforms. In addition, the World Clinical Laser Institute conducts and sponsors educational programs internationally on the use of lasers in dentistry. These are intended for dental practitioners, researchers and academicians and include both seminars and hands-on training sessions. Biolase has also developed several "Waterlase Academies" for Endodontists, Periodontists, Pediatric specialists and an Epic Hygiene Academy for dental hygienists. These academies are designed to foster peer-to-peer learning on the appropriate and effective use of our products.

We believe the Waterlase Exclusive Trial Program that we are continuing in 2022, which allows dentists to evaluate our Waterlase technology during a 45-day trial period, also helps in increasing the awareness of the benefits of laser dentistry. We have also developed relationships with research institutions, dental schools, and dental laboratories that use our products for clinical research and in-clinical training, and believe these relationships will continue to increase awareness of and demand for our products.

Patients. We plan to continue to test ways to effectively market the benefits of our laser systems directly to patients through marketing and advertising programs, including digital marketing, social media, print and broadcast media, and point-of-sale materials in dental practitioners’ offices. We believe that making patients aware of our laser systems and their benefits will motivate them to be proactive in requesting from dental practitioners laser procedures and their outcomes. We can be found online at www.biolase.com, and on Facebook, Twitter, LinkedIn, YouTube, and Instagram. Unless specifically stated otherwise, none of the information contained on any of these sites online is incorporated in this Form 10-K by reference.

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

The following table summarizes our net revenues by category ($ in thousands):

	Years Ended December 31,
	2021		2020		2019
Laser systems	$25,023	63.9%	$12,342	54.2%	$22,842	60.4%
Imaging systems	—	—	—	—	619	1.6%
Consumables and other	9,456	24.1%	6,124	26.9%	7,164	19.0%
Services	4,709	12.0%	4,314	18.9%	7,162	19.0%
Total products and services	39,188	100.0%	22,780	100.0%	37,787	100.0%
License fees and royalty	—	—	—	—	12	—
Net revenue	$39,188	100.0%	$22,780	100.0%	$37,799	100.0%

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2021		2020		2019
United States	$25,384	64.8%	$16,195	71.1%	$22,814	60.4%
International	13,804	35.2%	6,585	28.9%	14,985	39.6%
	$39,188	100.0%	$22,780	100.0%	$37,799	100.0%

International revenue accounts for a significant portion of our total revenue and accounted for approximately 35%, 29%, and 40% of our net revenue in 2021, 2020, and 2019, respectively. No individual country outside the United States represented more than 10% of our net revenue during the years ended December 31, 2021, 2020, and 2019.

For financial information about our long-lived assets, see Note 3 – Supplementary Balance Sheet Information, Note 4 – Intangible Assets and Goodwill, and Note 9 – Segment Information.

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

Customer Concentration. We sell our products through our field sales force, agents, and distributors. For the years ended December 31, 2021, 2020, and 2019, sales to our largest distributor worldwide accounted for approximately 5%, 5%, and 4%, respectively, of our net revenue. We had no customers that represented over 10% of our total outstanding accounts receivable as of December 31, 2021.

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

Engineering and Product Development

Engineering and product development activities are essential to maintaining and enhancing our business. We believe our engineering and product development team has demonstrated its ability to develop innovative products that meet evolving market needs. As of December 31, 2021, our engineering and product development group consists of 12 individuals with medical device or laser development experience. During the years ended December 31, 2021, 2020, and 2019, our engineering and product development expenses totaled approximately $6.0 million, $3.7 million, and $4.8 million, respectively. Our current engineering and product development activities are focused on developing new product platforms, improving our existing products and technology and extending our product range in order to provide dental practitioners and patients with new and improved protocols or procedures that are less painful and have clinically superior results. Some examples of the improvements we are pursuing for our laser systems include faster cutting speed, improved ease of use, less need for anesthesia, interconnectivity, and an expanded portfolio of consumable products for use with our laser systems. Our engineering and product development activities encompass both fundamental and applied fields. We seek to improve methods to perform clinical procedures through the use of new laser wavelengths, laser operation modes and accessories.

We also devote engineering and product development resources toward markets outside of dentistry in which we might exploit our technology platform and capabilities. We believe our laser technology and development capabilities could address unmet needs in several other medical applications, including ophthalmology, otolaryngology, orthopedics, podiatry, pain management, aesthetics/dermatology, veterinary, and consumer products. We have started to enter the otolaryngology, pain management, and veterinary markets to varying degrees.

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

Intellectual Property and Proprietary Rights

We believe that to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patents, trademarks, trade secrets, copyrights and other intellectual property rights to protect our intellectual property. We have developed a patent portfolio internally, and to a lesser extent through acquisitions and licensing, that covers many aspects of our product offerings. As of December 31, 2021, we had approximately 301 issued patents and 38 pending patent applications in the United States, Europe and other countries. While we hold a variety of patents that cover a broad range of technologies and methods, the majority of these patents provide market protection for our core technologies incorporated in our laser systems and related accessories. Existing patents related to our core technology, which are at various stages of being incorporated into our products, are scheduled to expire as follows: 5 in 2022 and the majority of the remaining patents having expiration dates ranging from 2023 to 2042. With 38 patent applications pending, we expect the number of new grants to exceed the number of patents expiring. We do not expect the expiration of the expired or soon-to-expire patents to have a material adverse effect on our business, financial condition, or results of operations.

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

Government Regulations

FDA and Related Regulatory Requirements

Our products are subject to extensive regulation particularly as to safety, efficacy, and compliance to FDA Quality System Regulation and related manufacturing standards. Medical device products are subject to FDA and other governmental agency regulations in the United States and similar regulations of foreign agencies abroad. The FDA regulates the design, development, preclinical and clinical testing, manufacture, advertising, labeling, packaging, marketing, distribution, import and export, and record keeping for such products, in order to ensure that medical device products distributed in the United States are safe and effective for their intended use. In addition, the FDA is authorized to establish special controls to provide reasonable assurance of the safety and effectiveness of most devices. Non-compliance with applicable regulations can result in import detentions, fines, civil and administrative penalties, injunctions, suspensions or loss of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, and criminal prosecution.

Unless an exemption applies, the FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a Section 510(k) premarket clearance, de novo classification, or a premarket approval (“PMA”) before introducing it into the U.S. market. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes (Class I, II, or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness.

Most Class I devices are exempt from the requirement to obtain FDA premarket clearance or approval. For most Class II devices (and a small number of Class I devices), a company must submit to the FDA a premarket notification (known as 510(k) submission) requesting clearance to commercially distribute the device. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) devices, are placed in Class III, requiring either FDA premarket approval via a Premarket Approval (PMA) application or a De Novo petition requesting that the FDA reclassify the device into a lower class (i.e., Class II or Class I). The FDA has issued regulations identifying the Class into which different types of devices fall and identifying whether the device type is exempt from the 510(k) process or if a 510(k) is needed.

Our products currently marketed in the United States are marketed pursuant to 510(k) pre-marketing clearances and are either Class I or Class II devices. The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and clinical data with an assessment and mitigation of any risks involved which in some cases can be extensive, to demonstrate that the device is “substantially equivalent” to a device that was on the market before 1976 or to a device that has been found by the FDA to be “substantially equivalent” to such a pre-1976 device (referred to as a “predicate device”). As a result, FDA clearance requirements may extend the development process for a considerable length of time. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. In addition, in some cases, the FDA may require additional review by an advisory panel, which can further lengthen the process for clearance. If the FDA determines that the device is not substantially equivalent to a previously cleared device, the FDA will issue a "Not Substantially Equivalent" letter and place the device into Class III. If the device is placed into Class III automatically based only on the lack of a predicate device and the device is lower risk, a De Novo submission may be submitted petitioning the FDA to reclassify the device into Class II or Class I, as appropriate. Moreover, the PMA process, which is reserved for new devices that are not substantially equivalent to any predicate device and for high-risk devices or those that are used to support or sustain human life, may take several years and requires the submission of extensive performance and clinical data.

Medical devices can be marketed only for the indications for which they are cleared or approved. After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture, or intended use, may require a new 510(k) clearance or PMA approval and payment of the FDA user fee. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

Any devices we manufacture and distribute pursuant to clearance or approval by the FDA are subject to ongoing regulation by the FDA and certain state agencies. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions. As a medical device manufacturer, our manufacturing facility is subject to inspection on a periodic basis by the FDA. We are required to adhere to detailed current good manufacturing practice (“cGMP”) requirements, as set forth in the FDA’s Quality System Regulation (“QSR”), which require those who design, manufacture, package, label, store, install, and service devices, including third-party manufacturers, to follow design, testing, control, documentation, and other quality assurance procedures during all phases of the design and manufacturing process. Noncompliance with these regulations can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance or PMA approval of devices, withdrawal of marketing approvals, and criminal prosecution. We believe that our design, manufacturing, and quality management system are in compliance with the FDA’s regulatory requirements.

We must also comply with post-market surveillance and complaint handling and adverse event reporting regulations, including medical device reporting (MDR) requirements which require that we review and report to the FDA any incident in which our products may have caused an adverse event which required medical attention or contributed to a death or serious injury. We must also report any incident in which any of our products has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur. We must also comply with FDA regulations pertaining to recalls and notices of corrections and removals.

Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission (“FTC”) and by state regulatory and enforcement authorities. In particular, the FTC has issued regulations and guidance regarding the use of social media, testimonials, and endorsements in product advertising. Medical devices approved or cleared by the FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. The FDA and other governmental agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

If the FDA determines that our promotional materials or training constitutes promotion of an uncleared or unapproved use, the FDA could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a cease and desist letter, a notice of violation, a warning letter, an injunction, a seizure, a civil fine, or criminal penalties. In that event, our reputation could be damaged and adoption of the products could be impaired.

Promotional activities for FDA-regulated products of other companies have also been the subject of enforcement actions brought under health care reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. The FDA similarly regulates claims regarding competitor products.

We have registered with the FDA as a medical device manufacturer and we have obtained a medical device manufacturing license from the California Department of Public Health. As a medical device manufacturer, we are subject to announced and unannounced facility inspections by the FDA and the California Department of Public Health to determine our compliance with various regulations. Our subcontractors’ manufacturing facilities are also subject to inspection.

Foreign Regulation

Sales of medical devices outside the United States are subject to regulatory requirements that vary widely from country to country. In the EU, placing our medical devices on the market must comply with the requirements of Council Directive 93/42/EEC concerning medical devices (“MDD”), and effective May 26, 2021 the Medical Device Regulation, MDR 2017/745 which will ultimately replace the MDD upon completion of the transition periods granted to the medical device manufacturers. Applicable requirements include compliance with the essential requirements of the MDD/MDR (the “Essential Requirements”) and the CE marking process. Our devices are classified as Class I, Class IIa, or Class IIb devices.

Medical devices marketed in the EU must meet all proper regulatory requirements and have a CE mark affixed to them. For devices falling within Class I (low risk), the manufacturer is responsible for ensuring that the product complies with the Essential Requirements and must draw up a written statement to this effect (a “Declaration of Conformity”). Class I devices without a measuring function and supplied in non-sterile condition do not require the involvement of an organization designated by an EU-competent authority to assess the conformity of certain products before being placed on the EU market (a “Notified Body”).

For devices falling within Class IIa (low – medium risk), in order to affix the CE mark and place the product on the EU market, the manufacturer must follow one of several authorization procedures involving the engagement of a Notified Body. For Class I devices, the manufacturer is responsible for declaring conformity with the provisions of the MDD/MDR and ensuring that the products comply with the Essential Requirements. This declaration must be supported by a conformity assessment by a Notified Body. Once the manufacturer has received certification from the Notified Body, it may affix the CE mark to the relevant products and place them on the EU market.

For devices falling within Class IIb (medium – high risk) and Class III (high risk), in order to affix the CE mark and place the product on the EU market, the manufacturer must follow one of several authorization procedures. For Class IIa devices, this requires the engagement of a Notified Body. The procedure for placing Class III devices on the market is similar to that applicable for Class IIb devices. However, the manufacturer must also submit a design dossier to the Notified Body for approval under Annex II of the MDD and equivalent MDR, and some of the authorization procedures permitted for Class IIb devices are not permitted.

Once medical devices have the CE mark and comply with other applicable regulatory requirements, they may be placed on the market in any member state of the European Economic Area (“EEA”).

In addition, other EU regulatory requirements may apply to our medical devices, including other types of CE markings having different requirements, where applicable. For example, Directive 2014/35/EU relating to the making available on the market of electrical equipment designed for use within certain voltage limits, Directive 2014/30/EU on electromagnetic compatibility and Directive2011/65/EU on the restriction of the use of certain hazardous substances in electrical and electronic equipment may apply to our electrical products. Moreover, we must ensure compliance with applicable EU chemical legislation such as Directive 2011/65/EU on the restriction of the use of certain hazardous substances in electrical and electronic equipment and Regulation 1907/2006 on the Registration, Evaluation, Authorization and Restriction of Chemicals. Additional EU requirements may also include safety, health, and environmental protection.

The European Association for the Co-ordination of Consumer Representation in Standardization has cautioned that, amongst other things, CE marking cannot be considered a “safety mark” for consumers.

CE marking is a self-certification program for Class I devices. Retailers sometimes refer to products as “CE approved,” but the CE marking does not actually signify approval. As mentioned above, certain categories of products (such as Class IIa, Class IIb and Class III medical devices) require involvement of a Notified Body to ensure conformity with relevant technical standards, but CE marking by the manufacturer in itself does not certify that this has been done.

Our facilities manufacturing medical devices for the EEA market are EN ISO 13485 (Medical devices - Quality management systems - Requirements for regulatory purposes) certified. Moreover, our Waterlase and diode laser systems have the CE mark. In addition, we have attained the proper licensing for Waterlase and diode laser systems for sale in Canada, meeting the Canadian Medical Device Regulation requirements as part of the ISO certification process.

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

Health Care Fraud and Abuse

As a medical device manufacturer, our operations and interactions with health care providers, including dentists, are subject to extensive laws and regulations imposed at the federal, state, and local level in the U.S., including, but not limited to, those discussed in this Form 10-K. In the U.S., there are federal and state anti-kickback statutes that generally prohibit the payment or receipt of kickbacks, bribes, or other remuneration in exchange for the referral of patients or other health-related business. For example, the federal Anti-Kickback Statute is a criminal statute that prohibits anyone from, among other things, knowingly and willfully offering, paying, soliciting, or receiving any bribe, kickback, or other remuneration intended to induce a referral for the furnishing of, or the purchase, order, or recommendation of, any item or service reimbursable under the Federal health care programs (“FHCPs”), including Medicare, Medicaid, and TRICARE. Recognizing that the federal Anti-Kickback Statute is broad and potentially applicable to many commonplace arrangements, the U.S. Congress and the Office of Inspector General (“OIG”) within the Department of Health and Human Services (“HHS”) have created statutory “exceptions” and regulatory “safe harbors” to the federal Anti-Kickback Statute. Exceptions and safe harbors exist for a number of arrangements relevant to our business, including, among other things, certain payments to bona fide employees, certain discount and rebate arrangements, and certain payment arrangements with health care providers, assuming all elements of the relevant exception/safe harbor have been satisfied. Although an arrangement that fits squarely into one or more of these exceptions or safe harbors may pose reduced risk of prosecution, OIG has also cautioned in various contexts that even where each component of an arrangement has been structured to satisfy a safe harbor, the components, as part of an overall arrangement, may still violate the federal Anti-Kickback Statute. However, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the federal Anti-Kickback Statute. Rather, OIG and/or other government enforcement authorities will examine the facts and circumstances relevant to the specific arrangement to determine whether it involves the sorts of abuses that the statute was designed to combat. Violations of this federal law constitute a felony offense punishable by imprisonment, criminal fines of up to $250,000 for individuals and $500,000 for corporations, civil fines of up to $100,000 per violation (as adjusted for annual inflation) and three times the amount of the unlawful remuneration, and exclusion from Medicare, Medicaid, and other FHCPs. Exclusion of a manufacturer like us would preclude any FHCP from paying for the manufacturer’s products. In addition, pursuant to the changes made by the Affordable Care Act, a claim resulting from a violation of the federal Anti-Kickback Statute may serve as the basis for a false claim under the federal civil False Claims Act. Many states also have their own laws that parallel and implicate anti-kickback restrictions but may apply regardless of whether any FHCP business is involved. Federal and state anti-kickback laws may affect our sales, marketing and promotional activities, educational programs, pricing and discount practices and policies, and relationships with dental and medical providers by limiting the kinds of arrangements we may have with hospitals, alternate care market providers, physicians, dentists, and others in a position to purchase or recommend our products.

Federal and state false claims laws prohibit anyone from presenting, or causing to be presented, claims for payment to third-party payers that are false or fraudulent. For example, the federal civil False Claims Act imposes liability on any person or entity that knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the government, including FHCPs. Some suits filed under the civil False Claims Act can be brought by a “whistleblower” or a “relator” on behalf of the government, and such individuals may share in any amounts paid by the entity to the government in fines or settlement. Manufacturers, like us, can be held liable under false claims laws, even if they do not submit claims to the government, where they are found to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, or by engaging in kickback arrangements with customers that file claims. A violation of the civil False Claims Act could result in fines of up to $23,607 (as adjusted for annual inflation) for each false claim, plus up to three times the amount of damages sustained by the government. A civil False Claims Act violation may also provide the basis for the imposition of administrative penalties and exclusion from participation in FHCPs. In addition to the civil False Claims Act, the federal government also can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government, or improperly retained funds received which were not due. Moreover, a number of states also have false claims laws, and some of these laws may apply to claims for items or services reimbursed under Medicaid and/or commercial insurance.

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

The Physician Payments Sunshine Act requires us to report annually to the Centers for Medicare and Medicaid Services (“CMS”) certain payments and other transfers of value we make to U.S.-licensed physicians, dentists, teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives. These annual reports are publicly available, which could impact the number of health care providers who are willing to work with us on the research and development of our products. In addition, several states have implemented similar transparency and disclosure laws applicable to medical device manufacturers, some of which require reporting of transfers of value made to a wider variety of health care professionals and institutions.

The federal physician self-referral prohibition (the “Stark Law”) is a strict liability, civil statute, which, in the absence of a statutory or regulatory exception, prohibits: (i) the referral of Medicare and Medicaid patients by a physician to an entity for the provision of specified "designated health care services" if the physician or a member of the physician’s immediate family has a direct or indirect financial relationship, including an ownership interest in, or a compensation arrangement with, the entity and (ii) the submission of a bill to Medicare or Medicaid for services rendered pursuant to a prohibited referral. Penalties for violations of the Stark Law include denial of payment for the service, required refund of payments received pursuant to the prohibited referral, and civil monetary penalties for knowing violations of up to $26,125 per claim (as adjusted for annual inflation), up to $174,172 for circumvention schemes, and up to $20,731 per day for failing to report information concerning the entity’s ownership, investment, and compensation arrangements upon HHS’ request. Stark Law violations also may lead to False Claims Act liability and possible exclusion from FHCPs.

The FCPA’s anti-bribery provisions generally prohibit companies and their intermediaries from offering to pay, promising to pay, or authorizing the payment of money or anything of value to non-U.S. officials for the purpose of influencing any act or decision of the foreign official in his/her capacity or to secure any other improper advantage to obtain or retain business. Violation of the anti-bribery provisions of the FCPA by a corporation or business entity can result in criminal fines of up to $2 million and civil penalties of up to $23,011 for each violation. Individuals, including officers, directors, stockholders, and agents of companies, can be subject to a criminal fine of up to $250,000 and/or imprisonment, in addition to civil penalties of up to $23,011, per violation. Also, under the alternative fines provision of the FCPA, an individual or entity can be fined an amount of up to twice the gross pecuniary gain or loss from a violation.

The FCPA’s accounting provisions require that all issuers 1) make and keep books, records, and accounts that, in reasonable detail, accurately and fairly reflect an issuer’s transactions and dispositions of an issuer’s assets; and 2) devise and maintain a system of internal accounting controls sufficient to ensure management’s control, authority, and responsibility over the firm’s assets. Violations of the accounting provisions by a corporation or other business entity can result in criminal fines of up to $25 million per violation and civil penalties of up to $1,035,909. Individuals can be subject to a criminal fine of up to $5 million per violation and/or imprisonment and civil penalties of up to $207,183. As with an anti-bribery violation, under the alternative fines provision of the FCPA, an individual or entity can be fined an amount of up to twice the gross pecuniary gain or loss from the violation. The SEC may also seek injunctive relief, disgorgement of ill-gotten gains, and a bar prohibiting an individual from serving as an officer or director of a public company.

Due to the breadth of some of these laws, it is possible that some of our current or future practices might be challenged under one or more of these laws. In addition, there can be no assurance that we would not be required to alter one or more of our practices to comply with these laws. Evolving interpretations of current laws or the adoption of new federal or state laws or regulations could adversely affect some of the arrangements we have with customers, physicians, and dentists. Violations of any of these laws or any other applicable laws or regulations may result in significant penalties, including, without limitation, administrative, civil, and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations to resolve allegations of noncompliance, exclusion from participation in federal and state healthcare programs, such as Medicare and Medicaid, and imprisonment. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

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

HITECH also established breach notification requirements, increased civil penalty amounts for HIPAA violations, and requires HHS to conduct periodic audits of covered entities and business associates to confirm compliance. In addition, HITECH authorizes state attorneys general to bring civil actions in response to HIPAA violations committed against residents of their respective states.

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

Failure to comply with HIPAA may result in civil and criminal penalties. Civil penalties for a single violation of the regulations occurring on or after February 18, 2009 range from $120 to more than $60,000 per violation, with a maximum penalty of $1,806,757 per year for violations of an identical provision of the regulations. Criminal penalties of up to $250,000 and imprisonment may also be imposed for certain knowing violations of HIPAA. We may be required to make costly system modifications, which may restrict our business operations, to comply with HIPAA, to the extent we act as a business associate. Our failure to comply may result in liability and adversely affect our business, financial condition, and results of operations.

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

New health information standards, whether implemented pursuant to HIPAA, new state privacy laws, future Congressional action, or otherwise, could have a significant effect on the manner in which we handle health information, and the cost of complying with these standards could be significant. If we do not properly comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

Third-Party Reimbursement

Dentists and other health care providers that purchase our products may rely on third-party payers, including Medicare, Medicaid, and private payers to cover and reimburse all or part of the cost of the clinical procedures performed using our products. As a result, coverage and reimbursement of the procedures using our products is dependent in part on the policies of these payers. We believe that most of the procedures being performed with our current products generally are reimbursable, with the exception of cosmetic applications, such as teeth whitening.

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

Original Medicare covers dental services only in certain limited circumstances. For instance, Medicare will pay for certain dental services when provided in the inpatient hospital setting if the dental procedure itself made hospitalization necessary. Medicare will also pay for certain dental services that are an integral part of a covered procedure (e.g., jaw reconstruction following accidental injury), extractions done in preparation for certain radiation treatments, and oral examinations preceding kidney transplantation or heart valve replacement, under certain circumstances. However, Medicare Advantage plans, which are health insurance plans administered by private-sector health insurers that receive payment from Medicare to provide Medicare benefits to Medicare-eligible beneficiaries, may (and often do) cover additional items services beyond those covered by original Medicare, including dental items and services.

Future legislation, regulation or coverage and reimbursement policies of third-party payers may adversely affect the utilization of our products. For example, the Affordable Care Act included various reforms impacting Medicare reimbursement and coverage, including revision to prospective payment systems, any of which may adversely impact any Medicare reimbursements received by our end-user customers. Moreover, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect into 2031, unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Sequestration will start again on April 1, 2022. From April 1 to June 30, 2022, payment for Medicare fee-for-service claims will be adjusted downwards by 1%; beginning July 1, 2022, the payment will be adjusted downwards by 2%.

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

Human Capital Resources

As of December 31, 2021, the Company employed 161 employees in five countries, with 158 being full-time and 143 of those full-time employees working in the United States. We also leverage a limited number of temporary employee resources from time to time. Our employees are not represented by any collective bargaining agreement, and we believe our employee relations are good. As our employees are our most valuable asset, their safety during the COVID-19 pandemic was of utmost importance. We made remote work options available where possible, and COVID-19 prevention actions and requirements were implemented in Company facilities to prevent the spread of the virus in the workplace.

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

As of March 17, 2022, the only executive officer of the Company was as follows:

Name	Age	Position
John R. Beaver	60	President and Chief Executive Officer

John R. Beaver was named President and Chief Executive Officer in February 2021. Mr. Beaver was most recently the Company’s Executive Vice President, Chief Operating Officer and Chief Financial Officer. He joined BIOLASE in 2017 as Senior Vice President and Chief Financial Officer. He assumed roles of varying responsibilities over the past few years, including Interim Chief Executive Officer of BIOLASE from April 2017 until August 2018 and Chief Operating Officer in August of 2020. Prior to joining the Company, Mr. Beaver served as the Chief Financial Officer of Silicor Materials, Inc., a global leader in the production of solar silicon, from 2009 to 2013 and 2015 to 2017. Mr. Beaver also served on the Board of Directors of Silicor Materials, Inc. from 2013 to 2015. From 2013 to 2015, Mr. Beaver was Chief Financial Officer for Modumetal, Inc., a nano-laminated alloy coatings company focused on oil and gas applications. Prior to 2009, Mr. Beaver was Senior Vice President – Finance and Chief Financial Officer at Sterling Chemicals, a mid-sized public commodity chemical manufacturer. Mr. Beaver holds a Bachelor of Business Administration in Accounting from the University of Texas at Austin.

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

Risks Related to Our Business and Operations

The COVID-19 pandemic has adversely affected, and is likely to continue to adversely affect, our business, results of operations and financial condition. In addition, similar risks related to health epidemics and other outbreaks or pandemics may adversely affect our business, results of operations and financial condition.

We face risks related to health epidemics and other outbreaks, including the global outbreak of the novel coronavirus and the disease caused by it, COVID-19. During 2020 and 2021, the spread of the novel coronavirus led to disruption and volatility in the global capital markets. If such disruption and volatility recurs, there could be an increase to our cost of capital and an adverse effect on our ability to access the capital markets. In addition, efforts to contain the COVID-19 pandemic led to travel restrictions, prohibitions on public gatherings and closures of dental offices and clinics throughout much of Europe and the United States. The ability of our salespeople to call on dental customers during these closures was greatly limited. In addition, most dental shows and workshops scheduled in 2020 were canceled and many were moved to virtual gatherings in 2021. The full impact of the COVID-19 outbreak continues to evolve and the full magnitude that the pandemic may have on our financial condition, liquidity, and future results of operations remains uncertain. There is no assurance that sales will return to normal levels during 2022 or at any time thereafter.

We have experienced net losses for each of the past three years, and we could experience additional losses and have difficulty achieving profitability in the future.

We had an accumulated deficit of $267.5 million as of December 31, 2021. We recorded net losses of $16.2 million, $16.8 million, and $17.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. In order to achieve profitability, we must increase net revenue through new sales and control our costs. Failure to increase our net revenue and decrease our costs could cause our stock price to decline and could have a material adverse effect on our business, financial condition, and results of operations.

We are vulnerable to continued global economic uncertainty and volatility in financial markets.

Our business is highly sensitive to changes in general economic conditions as a seller of capital equipment to end users in dental professional practices. Financial markets inside the United States and internationally have experienced extreme disruption in recent times, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, and declining valuations of investments. We believe these disruptions are likely to have an ongoing adverse effect on the world economy. A continued economic downturn and financial market disruptions could have a material adverse effect on our business, financial condition, and results of operations. Also, the imposition of economic sanctions on Russia as a result of the conflict in Ukraine could prevent us from performing existing contracts and pursuing new growth opportunities, which could adversely affect our business, financial condition and results of operations.

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we could be unable to execute our business plan.

Although we believe we have sufficient capital, we may need to raise additional funds through the issuance of equity or debt securities in the public or private markets, or through a collaborative arrangement or sale of assets. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for our business. Any future issuance of equity securities or securities convertible into equity securities could result in substantial dilution to our stockholders, and the securities issued in such a financing could have rights, preferences or privileges senior to those of our common stock. In addition, if we raise additional funds through debt financing, we could be subject to debt covenants that place limitations on our operations. We could not be able to raise additional capital on reasonable terms, or at all, or we could use capital more rapidly than anticipated. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers, we could lose revenue and market share and we may have to curtail our capital expenditures.

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

We rely on exclusive and non-exclusive third-party distributors for a portion of our sales in North America and a majority of our sales in countries outside of the U.S. For the fiscal years ended December 31, 2021, 2020, and 2019, revenue from distributors accounted for approximately 35%, 29%, and 33% of our total net revenue, respectively. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products, and we face significant challenges and risks in expanding, training, and managing our third-party distributors, particularly given their geographically dispersed operations. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations, and, regardless of the resources they commit, they may not be successful. From time to time, we may face competition or pricing pressure from one or more of our non-exclusive distributors in certain geographic areas where those distributors are selling inventory to the same customer base as us. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributor in a timely manner or on terms agreeable to us, if at all. If we are not able to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, or if we experience a significant reduction in, cancellation, or change in the size and timing of orders from our distributors, our revenues could decline significantly and lead to an inability to meet operating cash flow requirements, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Section 382 of the Internal Revenue Code of 1986 (“IRC”) generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone material changes in its stock ownership. In 2006, we completed an analysis to determine the applicability of the annual limitations imposed by IRC Section 382 caused by previous changes in our stock ownership and determined that such limitations should not be significant. Given our continued generation of losses since the 2006 study, we have not updated the study. However, we plan to update the study if we expect to utilize net operating loss carryforwards in any future year. If we experience an ownership change as defined in IRC Section 382, utilization of the net operating loss carryforwards, research and development credit carryforwards, and other tax attributes, would be subject to an annual limitation under Section 382 of the IRC. In addition, our ability to utilize net operating loss carryforwards, research and development credit carryforwards, and other tax attributes may be limited by other changes outside our control, such as changes to applicable tax law. Any limitation may result in the expiration of a portion of the net operating loss or research and development credit carryforwards before utilization. If we lose our ability to use net operating loss carryforwards, any income we generate will be subject to tax earlier than it would be if we were able to use net operating loss carryforwards, resulting in lower profits which could have a material adverse effect on our business, financial condition, and results of operations.

We could incur problems in manufacturing our products.

In order to grow our business, we must expand our manufacturing capabilities to produce the systems and accessories necessary to meet any demand we may experience. We could encounter difficulties in increasing the production of our products, including problems involving production capacity and yields, quality control and assurance, component supply, and shortages of qualified personnel. In addition, before we can begin to expand the commercial manufacture of our products, we must ensure that any such expansion of our manufacturing facilities, processes, and quality systems, and the manufacture of our laser systems, will comply with FDA regulations governing facility compliance, quality control, and documentation policies and procedures. In addition, our manufacturing facilities are subject to periodic inspections by the FDA, as well as various state agencies and foreign regulatory agencies. From time to time, we could expend significant resources in obtaining, maintaining, and addressing our compliance with these requirements. Our success will depend in part upon our ability to manufacture our products in compliance with the FDA’s Quality System Regulation and other regulatory requirements. We have experienced quality issues with components of our products supplied by third parties, and we could continue to do so. Our future success depends on our ability to manufacture our products on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our product sales, cash collections from customers, and our ability to meet operating cash flow requirements, which could have a material adverse effect on our business, financial condition, and results of operations.

We could be subject to significant warranty obligations if our products are defective, which could have a material adverse effect on our business, financial condition, and results of operations.

In manufacturing our products, we depend upon third parties for the supply of various components. Many of these components require a significant degree of technical expertise to design and produce. If we fail to adequately design, or if our suppliers fail to produce components to specification, or to comply with Quality System Regulation, or if the suppliers, or we, use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised. We have experienced such non-compliance with manufacturing specifications in the past and could continue to experience such non-compliance in the future, which could lead to higher costs and reduced margins.

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

International sales comprise a significant portion of our net revenue, and we intend to continue to pursue and expand our international business activities. For the fiscal years ended December 31, 2021, 2020, and 2019, international sales accounted for approximately 35%, 29%, and 40% of our net revenue, respectively. Political, economic, and health conditions outside the United States, could make it difficult for us to increase our international revenue or to operate abroad. For example, efforts to contain the outbreak of COVID-19 in Asia and Europe included travel restrictions and closures of dental offices and clinics, significantly adversely impacting our international sales in 2020.

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

Security breaches of our information technology systems could harm our reputation and customer relationships. Such breaches could subject us to significant reputational, financial, legal, and operational consequences.

We rely on information systems in our business to obtain, rapidly process, analyze and manage data. Any failure by us or our third-party service providers to prevent or mitigate security breaches and improper access to or disclosure of our data could lead to a material disruption of our information systems and loss of business information. In addition, computer malware, viruses, software vulnerabilities, social engineering (predominantly spear phishing attacks), ransomware and general hacking have become more prevalent in the business environment, have occurred on our systems in the past, and may occur on our systems in the future. Such an attack could result in, among other things: the theft, destruction, loss, unavailability, misappropriation or release of confidential data and intellectual property; operational or business delays; cyber extortion; liability for a breach of personal financial and health information belonging to our customers and their patients or to our employees; and damage to our reputation.

Any of these results could have a material adverse effect on our business due to the time and expense to respond to such an attack, recover data, and remediate information system weaknesses, each of which would disrupt our daily business operations. Further, such an attack would expose us to a risk of loss, regulatory investigations, or litigation and possible liability, including under laws that protect the privacy of personal information.

In December 2021, we experienced a cybersecurity attack that caused a brief network disruption and impacted certain systems. We have taken actions to strengthen our existing systems and implement additional prevention measures, but there is no assurance that such actions will be effective.

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

Our success is dependent, in part, upon our ability to hire and retain management, engineers, marketing and sales personnel, and technical, research and other personnel who are in high demand and are often subject to competing employment opportunities. Our success will depend on our ability to retain our current personnel and to attract and retain qualified personnel in the future. Competition for senior management, engineers, marketing and sales personnel, and other specialized technicians is intense and we may not be able to retain our personnel. If we lose the services of any executive officers or key employees, our ability to achieve our business objectives could be harmed or delayed, which could have a material adverse effect on our daily operations, operating cash flows, results of operations, and ultimately share price. In general, our officers could terminate their employment at any time without notice for any reason.

Failure to meet covenants in the Credit Agreements with our debt agreements could result in acceleration of our payment obligations thereunder, and we may not be able to find alternative financing.

Under the Credit Agreement dated November 9, 2018, as amended from time to time, between BIOLASE, Inc. and SWK, we are required to maintain a specified amount of consolidated unencumbered liquid assets as of the end of each fiscal quarter, and, if we fall below those levels, generate minimum levels of revenue as of the end of each period specified in the Credit Agreement and maintain specified levels of consolidated EBITDA as of the end of each period specified in the Credit Agreement. Our ability to comply with these covenants may be affected by factors beyond our control.

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

The restrictive covenants in the Credit Agreement and BIOLASE’s obligation to make debt payments under the Credit Agreement may limit our operating and financial flexibility and may adversely affect the Company’s business, financial condition, and results of operations.

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

Such restrictive covenants in the Credit Agreement and our repayment obligations under the Credit Agreement could have adverse consequences to us, including:

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

Risks Related to Our Regulatory Environment

Changes in government regulation, failure to comply with government regulation or the inability to obtain or maintain necessary government approvals could have a material adverse effect on our business, financial condition, and results of operations.

Our products are subject to extensive government regulation, both in the United States and globally in other countries. To clinically test, manufacture, and market products for human use, we must comply with regulations and safety standards set by the FDA and comparable state and foreign agencies. Regulations adopted by the FDA are wide-ranging and govern, among other things, product design, development, manufacture and control testing, labeling control, storage, advertising, marketing, and sales. Generally, products must meet regulatory standards as safe and effective for their intended use before being marketed for human applications. The clearance and approval process is expensive, time-consuming, and uncertain. Failure to comply with applicable regulatory requirements of the FDA can result in an enforcement action, which could include a variety of sanctions, including fines, injunctions, civil penalties, recall or seizure of our products, operating restrictions, partial suspension, or total shutdown of production and criminal prosecution. The failure to receive or maintain requisite approvals for the use of our products or processes, or significant delays in obtaining such clearances or approvals, could prevent us from developing, manufacturing, and marketing products and services necessary for us to remain competitive.

If we develop new products and applications or make any significant modifications to our existing products or labeling, we will need to obtain additional regulatory clearances or approvals. Any modification that could significantly affect a product’s safety or effectiveness, or that would constitute a change in its intended use, will require a new FDA 510(k) clearance. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA is obtained. If 510(k) clearance is denied and a PMA application is required, we could be required to submit substantially more data and conduct human clinical testing and would very likely be subject to a significantly longer review period.

Products sold in international markets are also subject to the regulatory requirements of each respective country or region. The regulations of the European Union require that a device have the CE Mark, indicating conformance with European Union laws and regulations before it can be marketed in the European Union. The regulatory international review process varies from country to country. We rely on our distributors and sales representatives in the foreign countries in which we market our products to comply with the regulatory laws of such countries. Failure to comply with the laws of such countries could prevent us from continuing to sell products in such countries. In addition, unanticipated changes in existing regulatory requirements or the adoption of new requirements could impose significant costs and burdens on us, which could increase our operating expenses.

Changes in health care regulations in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business and operations. For example, in 2010, President Obama signed the Affordable Care Act into law, which included various reforms impacting Medicare coverage and reimbursement, including revision to prospective payment systems, any of which could adversely impact any Medicare reimbursements received by our end-user customers. New legislation may be enacted as President Biden and Congress consider further reform. In addition, as a result of the focus on health care reform, there is risk that Congress could implement changes in laws and regulations governing health care service providers, including measures to control costs, and reductions in reimbursement levels. We cannot be sure that government or private third-party payers will cover and reimburse the procedures using our products, in whole or in part, in the future, or that payment rates will be adequate. If providers cannot obtain adequate coverage and reimbursement for our products, or the procedures in which they are used, our business, results of operations, and financial condition could suffer.

We could be subject to or otherwise affected by federal and state health care laws, including fraud and abuse and health information privacy and security laws, and we could face substantial penalties if we are unable to fully comply with such regulations.

We are directly or indirectly, through our customers, subject to extensive regulation by both the federal government and the states and foreign countries in which we conduct our business. If our past or present operations are found to be in violation of governmental laws or regulations to which we or our customers are subject, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages, and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. This could harm our ability to operate our business and our financial results. If we are required to obtain permits or licensure under these laws that we do not already possess, we could become subject to substantial additional regulation or incur significant expense. Any penalties, damages, fines, or curtailment or restructuring of our operations could be significant. The risk of potential non-compliance is increased by the fact that many of these laws have not been fully interpreted by applicable regulatory authorities or the courts, and their provisions are open to a variety of interpretations and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, damage our reputation, and cause a material adverse effect on sales, cash collections, and our ability to meet operating cash flow requirements.

Changes to the reimbursement rates for procedures performed using our products and measures to reduce healthcare costs may adversely impact our business.

Dentists and other health care providers that purchase and use our products may rely on third-party payers, including Medicare, Medicaid, and private payers to cover and reimburse all or part of the cost of the procedures performed using our products. As a result, coverage and reimbursement of the procedures using our products is dependent in part on the policies of these payers. There is a significant trend in the healthcare industry by public and private payers to contain or reduce their costs, including by taking the following steps, among others: decreasing the portion of costs payers will cover, ceasing to provide full payment for certain products or procedures depending on outcomes, or not covering certain products or procedures at all. If payers implement any of the foregoing with respect to our procedures performed using our products, it would have an adverse impact on our revenue and results of operations.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. Any reduction in reimbursement rates for dental procedures using our products may adversely affect our customers’ businesses and cause them to enact cost reduction measures, which could result in reduced demand for our product or additional pricing pressures.

We could be exposed to liabilities under the FCPA, and any determination that we violated the FCPA could have a material adverse effect on our business, financial condition, and results of operations.

In light of our operations outside the United States, we are subject to the FCPA, which generally prohibits companies and their intermediaries from offering to pay, promising to pay, or authorizing the payment of money or anything of value to non-U.S. officials for the purpose of influencing any act or decision of the foreign official in his/her capacity or to secure any other improper advantage to obtain or retain business. Violation of the anti-bribery provisions of the FCPA can result in criminal fines of up to $2 million and civil penalties of up to $23,011 for each violation. Individuals, including officers, directors, stockholders, and agents of companies, can be subject to a criminal fine of up to $250,000 and imprisonment, in addition to civil penalties of up to $23,011, per violation. Also, under the alternative fines provision of the FCPA an individual or entity can be fined an amount of up to twice the gross pecuniary gain or loss from a violation. We could be held liable for actions taken by our distributors in violation of the FCPA, even though such partners are foreign companies that may not be subject to the FCPA. Any determination that we violated the FCPA could result in sanctions that could have a material adverse effect on our business, financial condition, and results of operations.

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
•
require us to perform costly additional procedures;
•
diminish any competitive advantages that we may attain; and
•
reduce our ability to collect revenues or royalties.

Although we have obtained 510(k) clearance from the FDA to market our dental laser systems, we cannot provide assurance that we will not be required to obtain new clearances or approvals for modifications or improvements to our products.

Our marketed products may be used by healthcare practitioners for indications that are not cleared or approved by the FDA. If the FDA finds that we marketed our products in a manner that promoted off-label use, we may be subject to civil or criminal penalties.

Under the United States Federal Food, Drug, and Cosmetic Act and other laws, we are prohibited from promoting our products for off-label uses. This means that we may not make claims about the use of any of our marketed medical device products outside of their approved or cleared indications, and that our website, advertising, promotional materials and training methods and materials may not promote or encourage unapproved uses. Note, however, that the FDA does not generally restrict healthcare providers from prescribing products for off-label uses (or using products in an off-label manner) in their practice of medicine. Should the FDA determine that our activities constitute the promotion of off-label uses, the FDA could bring action to prevent us from distributing our devices for the off-label use and could impose fines and penalties on us and our executives. In addition, failure to follow FDA rules and guidelines relating to promotion and advertising can result in, among other things, the FDA’s refusal to approve or clear other products in our pipeline, the withdrawal of an approved product from the market, product recalls, fines, disgorgement of profits, operating restrictions, injunctions, or criminal prosecutions. Any of these adverse regulatory actions could result in substantial costs and could significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business.

Our products are subject to recalls and other regulatory actions after receiving FDA clearance or approval.

The FDA and similar governmental bodies in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors, or design defects, including errors in labeling or other safety issues. Any recall would divert management’s attention and financial resources and harm our reputation with customers. Any recall involving our laser systems would be particularly harmful to us, because our laser systems comprise such an important part of our portfolio of products. However, any recall could have a material adverse effect on our business, financial condition, and results of operations.

If we or our third-party manufacturers fail to comply with the FDA’s QSR, our business would suffer.

We and our third-party manufacturers are required to demonstrate and maintain compliance with the FDA’s QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping of our product. The FDA enforces the QSR through periodic unannounced inspections. We anticipate that in the future we will be subject to such inspections. Our failure, or the failure of our third-party manufacturers, to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our product, civil or criminal penalties, or other sanctions, which could have a material adverse effect on our business, financial condition, and results of operations.

If our product causes or contributes to a death or a serious injury, or malfunctions in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA’s medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would be likely to cause or contribute to death or serious injury if the malfunction of the device were to recur. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Any such adverse event involving our devices could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as mounting a defense to a legal action, if one were to be brought, would require the dedication of our time and capital, distract management from operating our business, and could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Stock

Failure to meet NASDAQ’s continued listing requirements could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

We have received deficiency letters from NASDAQ in the past. For example, on May 24, 2021 and December 3, 2019 we received deficiency letters from NASDAQ’s Listing Qualifications Department (the “Staff”), notifying us that we violated the continued listing requirements of NASDAQ listing rule 5550(a)(2) (the “Minimum Bid Price Rule”), which requires that BIOLASE common stock maintain a minimum bid price of at least $1.00 per share, and on March 31, 2020, we received a deficiency letter from NASDAQ notifying us that, based on the Company’s stockholders’ equity of $377,000 as of December 31, 2019, as reported in the 2019 Form 10-K, we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on NASDAQ under NASDAQ Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million.

As of the date of this annual report on Form 10-K, we are in compliance with NASDAQ listing rule 5550(b)(1). However, we are not in compliance with the Minimum Bid Price Rule. We have until May 23, 2022 to raise the bid price of our common stock to at or at least $1.00 per share for a minimum of 10 consecutive business days. If we cannot regain compliance with the Minimum Bid Price Rule, our common stock will be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. We plan to seek stockholder adoption of a reverse stock split in order to regain compliance with the Minimum Bid Price Rule, and there is no assurance that we will regain compliance following a reverse stock split. The announcement or implementation of such a reverse stock split could negatively affect the price of our common stock.

Our stock price has been, and could continue to be, volatile.

There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations could negatively affect the market price of our stock. The market price and volume of our common stock could fluctuate, and in the past has fluctuated, more dramatically than the stock market in general. During the 12 months ended December 31, 2021, the market price of our common stock has ranged from a high of $1.50 per share to a low of $0.38 per share. Stockholders may not be able to resell their shares at or above the price they paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects or other factors. Some factors, in addition to the other risk factors identified above, that could have a significant effect on our stock market price include but are not limited to the following:

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

Stockholders could experience substantial dilution of their investment as a result of future sales of our equity, subsequent exercises of our outstanding warrants and options, or the future grant of equity by us.

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

In addition, stockholders could experience substantial dilution of their investment as a result of subsequent exercises of outstanding warrants and outstanding options and vesting of restricted stock units issued as compensation for services performed by employees, directors, consultants, and others, warrants issued in past sales of our equity, or the grant of future equity-based awards. As of December 31, 2021, an aggregate of 4.7 million shares of common stock were reserved for issuance under our equity incentive plans, 1.1 million of which were subject to options outstanding as of that date and 3.6 million of which were subject to restricted stock units outstanding or expected to be issued as of that date. In addition, as of December 31, 2021, 17.9 million shares of our common stock were subject to warrants at a weighted-average exercise price of $0.80 per share. Additionally, as of December 31, 2021, 251 shares of Series F Preferred Stock were convertible into 0.6 million shares of our common stock if converted. To the extent that outstanding warrants or options are exercised or the convertible preferred stock is converted, our existing stockholders could experience dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers could further dilute our stockholders’ interests in the Company.

Because we do not intend to pay cash dividends, our stockholders will benefit from an investment in our common stock only if it appreciates in value.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, we owned or leased a total of approximately 52,000 square feet of space worldwide. We lease our corporate headquarters, which consists of approximately 12,000 square feet in Lake Forest, California. Our lease expires on December 31, 2025. We lease our manufacturing facility, which consists of approximately 11,000 square feet in Corona, California and we expanded to 26,000 square feet in early 2022. Our lease expires on June 30, 2025. For additional information, see Note 7 – Commitments and Contingencies – Leases in our Consolidated Financial Statements.

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

As of March 10, 2022, the closing price of our common stock on the NASDAQ Capital Market was $0.34 per share, and the number of stockholders of record was 117. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our stock is held of record through brokerage firms in “street name.”

Dividend Policy

We intend to retain our available funds from earnings and other sources for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Additionally we are prohibited from declaring and paying cash dividends under our Credit Agreement with SWK. As a result, we do not anticipate paying any cash dividends in 2022. Our dividend policy may be changed at any time, and from time to time, by our Board. We did not pay or declare any cash dividends in 2021, 2020, or 2019.

Item 6. [Reserved]

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is the only effective, safe solution to preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We also offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. As of December 31, 2021, we had approximately 301 issued and 38 pending United States and international patents, the majority of which are related to Waterlase technology. From 1982 through December 31, 2021 we have sold over 43,300 laser systems in over 80 countries around the world, and we believe that Waterlase iPlus is the world’s best-selling all-tissue dental laser. Since 1998, we have been the global leading innovator, manufacturer, and marketer of dental laser systems.

Recent Developments

Series G Preferred Stock

On March 1, 2022, the Board declared a dividend of one one-thousandth of a share of Series G Preferred Stock, par value $0.001 per share (“Series G Preferred Stock”), for each outstanding share of Company common stock, par value $0.001 per share (“Common Stock”), to stockholders of record at 5:00 p.m. Eastern Time on March 25, 2022.

Impact of Coronavirus (COVID-19) on Our Operations

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The novel coronavirus spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures included dental office closures in Europe and the United States for all but emergency procedures. Our salespeople were unable to call on dental customers during these closures. In addition, most dental shows and workshops scheduled in 2020 were canceled. Operations began to recover in 2021 and although there are signs of recovery from the impact of COVID-19 both domestically and internationally, no assurance can be provided that our sales will return to normal levels during 2022 or at any time thereafter. See Item 1A — “Risk Factors” for additional information regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.

SWK Loan Amendment

On November 18, 2021, we entered into the Eighth Amendment to the Credit Agreement (the “Eighth Amendment”) with SWK Funding, LLC. The Eighth Amendment amends the Credit Agreement by providing for a new maturity date of May 31, 2025, reducing the effective interest rate by 200 basis points, deleting the definitions of "Key Person" and "Key Person Event," and amending the minimum aggregate revenue and EBITDA requirements at the end of certain periods, to the extent that liquid assets are less than $7.5 million.

Deficiency Letter from NASDAQ

On May 24, 2021, we received a deficiency letter from the NASDAQ Stock Market, LLC ("NASDAQ") notifying the Company that, for the 30 consecutive business days, ending on May 21, 2021, the bid price for BIOLASE common stock had closed below the minimum required by NASDAQ listing rule 5550(a)(2) (the "Minimum Bid Price Rule"). In accordance with NASDAQ rules, we were provided an initial period of 180 calendar days, or until November 22, 2021, to regain compliance with the Minimum Bid Price Rule. On November 23, 2021, we received a written letter from NASDAQ that we were granted an additional 180 calendar days, or until May 23, 2022, to regain compliance with the Minimum Bid Price Rule.

If, at any time before May 23, 2022, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that the Company has achieved compliance with the Minimum Bid Price Rule. If compliance with the Minimum Bid Price Rule cannot be demonstrated by May 23, 2022, NASDAQ will provide written notification that the Company’s common stock will be delisted. At that time, the Company may appeal NASDAQ’s determination to a hearings panel.

The Company continues to monitor the bid price for its common stock and is planning to seek stockholder adoption of a charter amendment to effect a reverse stock split.

Cyber Incident

In December 2021, we experienced a cybersecurity attack that caused a brief network disruption and impacted certain systems. Upon detection, we took immediate steps to address the incident, engaged third-party experts, and notified law enforcement. We have taken actions to strengthen our existing systems and implement additional prevention measures. This incident is expected to be immaterial both financially and operationally to the Company. We will continue to monitor and assess as needed. All liabilities were fully insured, and as of December 31, 2021 we recorded an accrued liability and an insurance receivable within prepaid expenses and other current assets of $0.4 million. In March 2022 we received the cash reimbursement from our insurance provider.

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

Revenue from products and services transferred to customers at a single point in time accounted for 88%, 81% and 81% of net revenue for the years ended December 31, 2021, 2020, and 2019, respectively. The majority of the revenue recognized at a point in time is for the sale of laser systems, imaging systems, and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 12%, 19%, and 19% of net revenue for the years ended December 31, 2021, 2020, and 2019, respectively. The majority of our revenue that is recognized over time relates to training and extended warranties.

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

Valuation of Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives are not subject to amortization but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill as of September 30, 2021 and concluded there had been no impairment in goodwill. We closely monitor our stock price and market capitalization and perform such analysis when events or circumstances indicate that there may have been a change to the carrying value of those assets.

Warranty Cost. We provide warranties against defects in materials and workmanship of our laser systems for specified periods of time. For the years ended December 31, 2021, 2020, and 2019 domestic sales of our Waterlase laser systems were covered by our warranty for a period of up to one year and diode systems were covered by our warranty for a period of up to two years from the date of sale by us or the distributor to the end-user. Laser systems sold internationally during the same periods were covered by our warranty for a period of up to 24 months from the date of sale to the international distributor. Estimated warranty expenses are recorded as an accrued liability with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long-term warranty accrual. Our overall accrual is based on our historical experience and our expectation of future conditions, taking into consideration the location and type of customer and the type of laser, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. Additional factors that may impact our warranty accrual include changes in the quality of materials, leadership and training of the production and services departments, knowledge of the lasers and workmanship, training of customers, and adherence to the warranty policies. Additionally, an increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the accrual and a decrease in gross profit. We offer extended warranties on certain imaging products. However, all imaging products are initially covered by the manufacturer’s warranties.

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

Income Taxes. Based upon our operating losses for the years ended December 31, 2021, 2020, and 2019 and the available evidence, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2021 will not be realized in the near term. Consequently, we have established a valuation allowance against our net deferred tax asset totaling $57.7 million and $56.0 million as of December 31, 2021 and 2020, respectively. In this determination, we considered factors such as our earnings history, future projected earnings, and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, please refer to Part I, Item 1, Note 2 – Summary of Significant Accounting Policies, which is incorporated herein by this reference.

Fair Value of Financial Instruments

Our financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of the liquid or short-term nature of these items.

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

Results of Operations

The following table sets forth certain data from our operating results, expressed in thousands and as percentages of revenue:

	Years Ended December 31,
	2021		2020		2019
Net revenue	$39,188	100.0%	$22,780	100.0%	$37,799	100.0%
Cost of revenue	22,659	57.8%	16,607	72.9%	23,511	62.2%
Gross profit	16,529	42.2%	6,173	27.1%	14,288	37.8%
Operating expenses:
Sales and marketing	15,339	39.1%	11,242	49.4%	14,396	38.1%
General and administrative	11,258	28.7%	9,772	42.9%	10,748	28.4%
Engineering and development	6,048	15.4%	3,695	16.2%	4,765	12.6%
Loss on patent litigation settlement	315	0.8%	—	—%	—	—%
Total operating expenses	32,960	84.1%	24,709	108.5%	29,909	79.1%
Loss from operations	(16,431)	(41.9)%	(18,536)	(81.4)%	(15,621)	(41.3)%
Non-operating gain (loss), net	338	0.9%	1,835	8.1%	(2,278)	(6.0)%
Loss before income tax provision	(16,093)	(41.1)%	(16,701)	(73.3)%	(17,899)	(47.4)%
Income tax (provision) benefit	(65)	(0.2)%	(128)	(0.6)%	44	0.1%
Net loss	$(16,158)	(41.2)%	$(16,829)	(73.9)%	$(17,855)	(47.2)%

The following table summarizes our net revenues by category ($ in thousands):

	Years Ended December 31,
	2021		2020		2019
Laser systems	$25,023	63.9%	$12,342	54.2%	$22,842	60.4%
Imaging systems	—	—	—	—	619	1.6%
Consumables and other	9,456	24.1%	6,124	26.9%	7,164	19.0%
Services	4,709	12.0%	4,314	18.9%	7,162	19.0%
Total products and services	39,188	100.0%	22,780	100.0%	37,787	100.0%
License fees and royalty	—	—	—	—	12	—
Net revenue	$39,188	100.0%	$22,780	100.0%	$37,799	100.0%

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

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Years Ended December 31,
	2021	2020	2019
GAAP net loss attributable to common stockholders	$(16,704)	$(34,207)	$(17,855)
Deemed dividend on convertible preferred stock	546	17,378	—
GAAP net loss	$(16,158)	$(16,829)	$(17,855)
Adjustments:
Interest expense, net	2,224	2,359	2,157
Income tax provision (benefit)	65	128	(44)
Depreciation and amortization	400	499	982
Change in allowance for doubtful accounts	(202)	1,328	1,695
Loss on patent litigation settlement	315	—	—
Stock-based and other non-cash compensation	1,662	3,370	2,742
Other (income) expense, net	(3,014)	(4,215)	—
Adjusted EBITDA	$(14,708)	$(13,360)	$(10,323)

Other (income) expense for the year ended December 31, 2021, is comprised of a $3.0 million gain on the forgiveness of the loan received under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").

Other (income) expense for the year ended December 31, 2020, is comprised of a $5.8 million gain on the change in fair value of the 45,000,000 warrants sold by the Company on July 23, 2020 through the Rights Offering (the “July 2020 Warrants”) partially offset by the costs to issue the July 2020 Warrants of approximately $1.6 million.

Comparison of Results of Operations

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Net Revenue. Net revenue for the year ended December 31, 2021 was $39.2 million, an increase of $16.4 million, or 72%, as compared with net revenue of $22.8 million for the year ended December 31, 2020. Domestic revenues were $25.4 million, or 65% of net revenue, for the year ended December 31, 2021 compared to $16.2 million, or 71% of net revenue, for the year ended December 31, 2020. International revenues for year ended December 31, 2021 were $13.8 million, or 35% of net revenue, compared to $6.6 million, or 29% of net revenue for year ended December 31, 2020.

Laser system net revenues increased by $12.7 million, or 103%, for the year ended December 31, 2021 compared to the same period in 2020. Consumables and other net revenue, which includes products such as disposable tips and shipping revenue, increased $3.3 million, or 54%, for the year ended December 31, 2021, as compared to the same period in 2020. Services revenue increased $0.4 million, or 9%, for the year ended December 31, 2021, as compared to the same period in 2020.

The increase in year-over-year net revenue primarily resulted from the lifting of governmental restrictions from the COVID-19 pandemic and the re-opening of dental offices that had closed in 2020 resulting in increased opportunities for procedures using BIOLASE lasers.

Cost of Revenue. Cost of revenue increased by $6.1 million, or approximately 36%, to $22.7 million, or 58% of net revenue for the year ended December 31, 2021, compared to cost of revenue of $16.6 million, or 73% of net revenue, for the same period in 2020. The increase is primarily due to the increase in sales for the year ended December 31, 2021.

Gross Profit. Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the year ended December 31, 2021 was $16.5 million, or 42% of net revenue, an increase of $10.4 million, or 168%, as compared with gross profit of $6.2 million, or 27% of net revenue, for the same period in 2020. The increase in gross profit is commensurate with the increase in sales, the favorable absorption of fixed expenses, higher average selling prices, and fewer inventory write-offs and reserve adjustments.

Operating Expenses. Operating expenses for the year ended December 31, 2021 were $33.0 million, or 84% of net revenue, an increase of $8.3 million, or 33%, as compared with $24.7 million, or 108% of net revenue, for the same period in 2020. See the following expense categories for further explanations.

Sales and Marketing Expense. Sales and marketing expense for the year ended December 31, 2021 increased by $4.1 million, or 36%, to $15.3 million, or 39% of net revenue, as compared with $11.2 million, or 49% of net revenue, for the same period in 2020. The increase was primarily due to $1.1 million in compensation expense and bonus incentives for achieving sales targets, $1.1 million in sales commissions, $0.9 million in increased advertising expenses and related consulting costs, and $0.8 million in increased travel and trade show related expenses driven by a normalization in such expenses as compared to 2020. These increases were partially offset by $0.6 million from the effect of Employee Retention Credits under the CARES Act received during the year ended December 31, 2021.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2021 increased by $1.5 million, or 15%, to $11.3 million, or 29% of net revenue, as compared with $9.8 million, or 43% of net revenue, for the same period in 2020. The increase in general and administrative expense was primarily due to $2.1 million related to fees incurred in connection with stockholder meetings held during the year, $0.4 million in severance expense, and $0.3 million in legal and audit fees. These increases were partially offset by a $1.5 million change in the allowance for doubtful accounts.

Engineering and Development Expense. Engineering and development expense for the year ended December 31, 2021 increased by $2.4 million, or 64%, to $6.0 million, or 15% of net revenue, as compared with $3.7 million, or 16% of net revenue, for the same period in 2020. The increase was primarily due to a $0.5 million increase in legal and consulting fees and a $1.3 million increase in payroll expenses driven by an increase in engineering projects for 2021 as compared to 2020. Although our primary focus will be on our sales and marketing efforts in 2022, we expect to continue our investment in engineering and development activity during the period.

Loss on Patent Litigation Settlement. Loss on patent litigation settlement for the year ended December 31, 2021 was $0.3 million due to the change in fair value of the remaining accrued liability.

Non-Operating Income (Loss)

Loss on Foreign Currency Transactions. We recognized a loss of $0.5 million on foreign currency transactions for the year ended December 31, 2021 compared to a $21 thousand loss for the same period in 2020, due to exchange rate fluctuations primarily between the U.S. dollar and the Euro.

Interest Expense, Net. Net interest expense decreased to $2.2 million for the year ended December 31, 2021 compared to $2.4 million of net interest expense for the same period in 2020. The decrease was due to the Eighth Amendment which lowered the interest rate and extended the maturity date.

Gain on debt forgiveness. Gain on debt forgiveness was $3.0 million for the year ended December 31, 2021 due to the approval of the Company's request for forgiveness of the loan received under the Paycheck Protection Program under the CARES Act (the "PPP Loan").

Other Income, Net. There was no Other Income (Expense) for the year ended December 31, 2021. Other Income for the year ended December 31, 2020, is comprised of a $5.8 million gain on the change in fair value to the 45,000,000 warrants sold by the Company on July 23, 2020 through the Rights Offering (the “July 2020 Warrants”) partially offset by the costs to issue the July 2020 Warrants of approximately $1.6 million.

(Provision) benefit for Income Taxes. Our provision for income taxes was a provision of $65 thousand for the year ended December 31, 2021, an increase of $63 thousand as compared with our provision for income taxes of $128 thousand for the same period in 2020. The increase in our provision is primarily due to an increase to our current income taxes in our European subsidiary.

Net Loss. For the reasons stated above, our net loss was $16.2 million for the year ended December 31, 2021 compared to a net loss of $16.8 million for the same period in 2020.

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

Liquidity and Capital Resources

The Company has reported losses from operations of $16.4 million, $18.5 million, and $15.6 million for the years ended December 31, 2021, 2020, and 2019, respectively, and has not generated positive net cash from operations for the same periods.

At December 31, 2021, we had $30.0 million in cash and cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The increase in our cash and cash equivalents by $12.4 million from December 31, 2020 was primarily due to cash provided by financing activities of $30.0 million, partially offset by cash used in operating activities of $16.7 million and cash used in investing activities of $0.7 million. The $16.7 million of net cash used in operating activities in 2021 was primarily driven by our net loss of $16.2 million during the year.

At December 31, 2021, we had $35.5 million in working capital. Our principal sources of liquidity consisted of $30.0 million in cash and cash equivalents and $4.2 million of net accounts receivable.

The Company may need to raise additional capital in the future. Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will be able to successfully enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to its stockholders.

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

Term Loan

The information set forth in Note 6 – Debt – Term Loan is hereby incorporated herein by reference.

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

Consolidated Cash Flows

The following table summarizes our statements of cash flows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net cash (used in) provided by:
Operating activities	$(16,710)	$(12,795)	$(12,746)
Investing activities	(707)	(96)	(207)
Financing activities	29,954	24,349	10,721
Effect of exchange rates on cash	(238)	317	(23)
Net change in cash and cash equivalents	$12,299	$11,775	$(2,255)

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Net cash used in operating activities for the year ended December 31, 2021 totaled $16.7 million and was primarily comprised of our net loss of $16.2 million, and gain on the PPP Loan forgiveness of $3.0 million, partially offset by non-cash adjustments for stock-based compensation of $1.7 million, depreciation and amortization expenses of $0.4 million, and amortization of debt issuance costs of $0.4 million.

Net cash used in investing activities for the year ended December 31, 2021 was $0.7 million and was primarily driven by our capital expenditures. We expect cash flows from investing activities to increase somewhat in 2022 due to the completion of our new training facility.

Net cash provided by financing activities for the year ended December 31, 2021 was $30.0 million primarily due to the sale of common stock from our equity offering in February 2021 for net proceeds of $13.3 million and $16.6 million from the exercise of common stock warrants.

The $0.2 million effect of exchange rate on cash for the year ended December 31, 2021 was due to a recognized gain on foreign currency transactions, primarily driven by changes in the Euro during the year.

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Net cash used in operating activities consisted of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the year ended December 31, 2020 totaled $12.8 million and was primarily comprised of our net loss of $16.8 million and a gain on the change in fair value of the July 2020 Warrants of $5.9 million, partially offset by non-cash adjustments for depreciation and amortization expenses of $0.5 million, stock-based compensation expenses of $3.4 million, our provision for bad debt of $1.3 million, inventory disposals of $1.3 million, issuance costs for the July 2020 Warrants of $1.6 million, and a net increase in our operating assets and liabilities. The net increase in our operating assets and liabilities was primarily due to a $4.3 million decrease in accounts receivable primarily due to the impact of the COVID-19 pandemic on our revenues, partially offset by a decrease in accounts payable and accrued liabilities of $2.1 million.

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

Contractual Obligations

Leases

On January 22, 2020, the Company entered into a five-year real property lease agreement for an approximately 11,000 square foot facility in Corona, California where it moved its manufacturing operations. The lease commenced on July 1, 2020. On December 10, 2021, the Company entered into an additional three and a half year lease at this location to expand the leased space by an additional 15,000 square feet to meet growing manufacturing needs. The additional lease commenced on February 1, 2022. Future minimum rent payments under these leases are approximately $1.1 million.

On February 4, 2020, the Company also entered into a sixty-six month real property lease agreement for office space of approximately 12,000 square feet of office space in Lake Forest, California. The lease commenced on July 1, 2020. Future minimum rent payments under this lease are approximately $1.6 million.

SWK Loan

On November 9, 2018, we entered into the Credit Agreement with SWK, which provides us with the SWK Loan, a variable-rate term loan. The Credit Agreement has been amended multiple times with the most recent being effective November 18, 2021 for total outstanding principal of $14.3 million. Refer to Note 6 - Debt for further details.

EIDL Loan

On May 22, 2020, the Company executed the standard loan documents required for securing a loan from the United States Small Business Administration under its Economic Injury Disaster Loan (the "EIDL Loan") assistance program in light of the impact of the COVID-19 pandemic on our business. The principal amount of the EIDL Loan is $150,000, with proceeds to be used for working capital purposes. The information set forth in Note 6 – Debt – EIDL Loan is hereby incorporated herein by reference.

Purchase Obligations

Purchase obligations relate to purchase orders with suppliers that we expect to complete primarily during the year ended December 31, 2021. In conformity with current GAAP, purchase obligations that have not met the recognition criteria are not reported in the consolidated balance sheet as of December 31, 2021.

The following table presents our expected cash requirements for contractual obligations outstanding for the years ended as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total
Operating lease obligations	$610	$1,233	$489	$—	$2,332
Purchase obligations	18,309	561	—	—	18,870
Loan interest (1)	1,494	2,610	1,864	83	6,051
Loan principal	—	4,900	9,404	146	14,450
Total	$20,413	$9,304	$11,757	$229	$41,703

(1)
estimated using LIBOR rates as at December 31, 2021

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(A)(4)(ii).

Item 8. Financial Statements and Supplementary Data

All financial statements required by this Item 8, including the report of the independent registered public accounting firm, are listed in Part IV, Item 15 of this Form 10-K, are set forth beginning on Page F-1 of this Form 10-K, and are hereby incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our President and Chief Executive Officer the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission entitled “Internal Control — Integrated Framework (2013)” (the “COSO Framework”). Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2021.

This Form 10-K does not include an attestation report from BDO USA, LLP regarding internal control over financial reporting. Management’s report was not subject to attestation by BDO USA, LLP pursuant to the SEC rules that permit the Company to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is included in Part I of this Form 10-K under “Item 1. Business — Information about Our Executive Officers.” In addition, the information set forth under the caption “Election of Directors” to be included in the proxy statement for the Company’s 2022 annual meeting of stockholders (the “Proxy Statement”) is incorporated by reference herein.

The Biolase, Inc. Code of Business Conduct and Ethics applies to all of our employees, officers, and directors, including our President and Chief Executive Officer. The Code of Business Conduct can be found on our website at the following address: media.corporate-ir.net/media_files/nsd/blti/corpgov/CodeofConductandEthics.pdf.

Item 11. Executive Compensation

The information set forth under the captions “Executive Compensation” and “Director Compensation” to be included in the Proxy Statement is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” to be included in the Proxy Statement and the information set forth under the caption “Equity Compensation Plan Information” in Item 5 of this Form 10-K are incorporated by reference herein.

Equity Compensation Plan Information

At our annual meeting of stockholders held on May 9, 2018, the Company’s stockholders approved the BIOLASE, Inc. 2018 Long-Term Incentive Plan (as amended on September 21, 2018, May 15, 2019 and May 13, 2020, the “2018 Plan”). The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders. The 2018 Plan replaced the BIOLASE, Inc. 2002 Stock Incentive Plan, (as amended, the “2002 Plan”), with respect to future awards.

The 2018 Plan was amended in 2018, 2019, 2020, and 2021 to increase the shares available for issuance. Although the increase of 24,700,000 in the number of shares of BIOLASE common stock available for issuance under the 2018 Plan was approved by the stockholders on June 11, 2021, the proposal to amend BIOLASE's certificate of incorporation to increase the number of authorized shares of BIOLASE common stock was not approved by stockholders at the meeting. Therefore, the shares available for issuance under the 2018 Plan only increased by the number of remaining shares authorized for issuance.

Under the terms of the 2018 Plan, approximately 36,921,000 shares of BIOLASE common stock are available for issuance; however, because the increase in the number of authorized shares under the certificate of incorporation was not approved by stockholders at the 2021 annual meeting, only approximately 2.5 million shares are available for future grants as of the date of this filing.

The 2002 Plan and the 2018 Plan are designed to attract and retain the services of individuals essential to the Company’s long-term growth and success. The following table summarizes information as of December 31, 2021 with respect to the shares of our common stock that may be issued upon exercise of options, warrants or rights under the 2002 Plan and the 2018 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Release of Restricted Stock Units	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plan Approved by Stockholders	2,784,000	$2.60	24,664,000
Equity Compensation Plan Not Approved by Stockholders	—	—	—
Total	2,784,000	$2.60	24,664,000

(1)
Only 2,496,200 shares can be issued under the 2018 Plan until our certificate of incorporation is amended to provide additional authorized shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Election of Directors” and “Certain Relationships and Related Transactions” to be included in the Proxy Statement is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees and Services” to be included in the Proxy Statement is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1)
Financial Statements:

(2)
Financial Statement Schedule:

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2021, 2020, and 2019	S- 1

All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3)
Exhibits:

The exhibits filed as a part of this Annual Report on Form 10-K are listed in the accompanying Exhibit Index on page 53.

Item 16. Form 10-K Summary

None

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Certificate of Designation of Series G Preferred Stock		8-A	03/03/2022	3.1	03/03/2022

3.1.7	Certificate of Elimination of Series D, Series E and Series F Preferred Stock of the Registrant		8-K	03/01/2022	3.3	03/03/2022

3.2	Eighth Amended and Restated Bylaws of the Registrant, adopted on March 1, 2022		8-K	03/01/2022	3.1	03/03/2022

4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Exchange Act	X

4.2	Form of Warrant issued on July 15, 2020		8-K	07/15/2020	4.2	07/22/2020

10.1*	2002 Stock Incentive Plan, as amended		DEF14A	05/06/2016	A	04/07/2016

10.2*	Form of Stock Option Agreement under the 2002 Stock Incentive Plan (attached as Exhibit A to the Notice of Grant of Stock Option under the 2002 Stock Incentive Plan – Discretionary Option Grant Program)		10-K	12/31/2004	10.26	07/19/2005

10.3*	Form of Option Award Notice for California Employees under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.2	11/06/2015

10.4*	Form of Option Award Notice for Non-California Employees under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.3	11/06/2015

10.5*	Form of Option Award Notice for Non-Employee Directors under the 2002 Stock Incentive Plan	10-Q	09/30/2015	10.4	11/06/2015

10.6*	Form of Restricted Stock Unit Award Notice for Non-Employee Directors under the 2002 Stock Incentive Plan	10-Q	09/30/2015	10.5	11/06/2015

10.7*	2018 Long-Term Incentive Plan	DEF14A	05/09/2018	A	04/05/2018

10.8*	First Amendment to 2018 Long-Term Incentive Plan	DEF14A	09/21/2018	B	08/24/2018

10.9*	Second Amendment to 2018 Long-Term Incentive Plan	DEF14A	05/15/2019	A	04/10/2019

10.10*	Third Amendment to 2018 Long-Term Incentive Plan	DEF14A	05/13/2020	A	04/23/2020

10.11*	Fourth Amendment to 2018 Long-Term Incentive Plan	DEF14A	05/26/2021	A	04/19/2021

10.12*	Form of Restricted Stock Unit—Phantom Award Notice and Restricted Stock Unit Award Agreement for Employees	10-Q	09/30/2021	10.1	11/10/2021

10.13*	Form of Restricted Stock Unit—Phantom Award Notice and Restricted Stock Unit Award Agreement for Non-Employee Directors	10-Q	09/30/2021	10.2	11/10/2021

10.14*	Restricted Stock Unit—Phantom Award Notice and Restricted Stock Unit Award Agreement, dated July 21, 2021, by and between the Registrant and John R. Beaver	10-Q	09/30/2021	10.3	11/10/2021

10.15*	Form of Stock Appreciation Rights Award Notice and Stock Appreciation Rights Agreement for Non-Employee Directors	10-Q	09/30/2021	10.4	11/10/2021

10.16	Lease dated February 4, 2020 by and between the Registrant and Foothill Corporate I MT, LLC	10-K	12/31/2019	10.12	03/30/2020

10.17	Lease dated January 22, 2020 by and between the Registrant and Green River Properties, LLC	10-K	12/31/2019	10.13	03/30/2020

10.18*	Form of Indemnification Agreement between the Registrant and its officers and directors	10-Q	09/30/2005	10.1	11/09/2005

10.19*	Form of Stock Option Agreement for inducement grants made to John R. Beaver on September 30, 2017	8-K	09/30/2017	10.1	10/03/2017

10.20*	Employment Agreement, dated August 7, 2018, by and between the Registrant and Todd Norbe	8-K	08/07/2018	10.1	08/08/2018

10.21*	Letter Agreement Amending Employment with Todd Norbe, dated April 12, 2020	10-Q	03/31/2020	10.9	05/08/2020

10.22*	Letter Agreement Amending Employment with John Beaver, dated April 12, 2020	10-Q	03/31/2020	10.10	05/08/2020

10.23	Credit Agreement dated as of November 9, 2018, by and between the Registrant and SWK Funding LLC	10-Q	09/30/2018	10.6	11/14/2018

10.24	First Amendment to Credit Agreement, dated as of May 7, 2019, by and between the Registrant and SWK LLC	10-Q	03/31/2019	10.8	05/10/2019

10.25	Letter Agreement, dated as of August 20, 2019, by and between the Registrant and SWK Funding LLC		S-1	09/04/2019	10.28	09/05/2019

10.26	Second Amendment to Credit Agreement, dated as of September 30, 2019, by and between the Registrant and SWK Funding LLC		S-1/A	10/04/2019	10.35	10/07/2019

10.27	Third Amendment to Credit Agreement, dated September 30, 2019, by and between the Registrant and SWK Funding LLC		10-Q	09/30/2019	10.5	11/12/2019

10.28	Fourth Amendment to Credit Agreement, dated as of March 25, 2020 by and between the Registrant and SWK Funding LLC		10-K	12/31/2019	10.29	03/30/2020

10.29	Fifth Amendment to Credit Agreement, dated as of May 15, 2020, by and between the Registrant and SWK Funding LLC		10-Q	06/30/2020	10.1	08/14/2020

10.30	Sixth Amendment to Credit Agreement, dated as of August 12, 2020, by and between the Registrant and SWK Funding LLC		10-Q	06/30/2020	10.8	08/14/2020

10.31	Seventh Amendment to Credit Agreement, dated as of February 24, 2021, by and between the Registrant and SWK Funding LLC		10-K	12/31/2020	10.41	03/31/2021

10.32	Eight Amendment to Credit Agreement, dated as of November 18, 2021, by and between the Registrant and SWK Funding LLC	X

10.33	Separation Agreement With General Release of All Claims, dated March 12, 2021, by and between Registrant and Todd Norbe		10-K	12/31/2020	10.44	03/31/2021

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP	X

31.1	Certification pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS**	Inline XBRL Instance Document	X

101.SCH**	Inline XBRL Schema Document	X

101.CAL**	Inline XBRL Calculation Linkbase Document	X

101.DEF**	Inline XBRL Definition Linkbase Document	X

101.LAB**	Inline XBRL Labels Linkbase Document	X

101.PRE**	Inline XBRL Presentation Linkbase Document	X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.	X

* Management contract or compensatory plan or arrangement.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLASE, INC., a Delaware Corporation (registrant)

Dated: March 17, 2022	By:	/s/ JOHN R. BEAVER
John R. Beaver
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JOHN R. BEAVER	Director, President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	March 17, 2022
John R. Beaver

/s/ DR. JONATHAN T. LORD	Director	March 17, 2022
Dr. Jonathan T. Lord

/s/ DR. RICHARD B. LANMAN	Director	March 17, 2022
Dr. Richard B. Lanman

/s/ DR. KATHLEEN T. O'LOUGHLIN	Director	March 17, 2022
Dr. Kathleen T. O'Loughlin

/s/ JESS ROPER	Director	March 17, 2022
Jess Roper

/s/ DR. MARTHA SOMERMAN	Director	March 17, 2022
Dr. Martha Somerman

/s/ DR. CAROL GOMEZ SUMMERHAYS	Director	March 17, 2022
Dr. Carol Gomez Summerhays

/s/ DR. ELAINE WAGNER	Director	March 17, 2022
Dr. Elaine Wagner

BIOLASE, INC.

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

BIOLASE, Inc.

Lake Forest, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BIOLASE, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable preferred stock and stockholders’ equity, cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As described in Note 2 – Summary of Significant Accounting Policies, revenue from sales of products and services contracts include delivery of laser systems, imaging systems, consumables, and ancillary services such as training and extended warranties. A majority of the Company’s revenues are recognized at a point in time, which includes the sale of laser systems and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer during the shipping process.

We identified the timing of revenue recognition as a critical audit matter due to the volume and magnitude of sales transactions at or near period end. Auditing these elements involved especially challenging auditor judgment due to the nature of audit procedures and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Obtaining a sample of sales agreements and evaluating the key terms included in the agreements.
•
Analyzing revenue transactions to match sales transactions with sales orders, shipping logs and payment logs.
•
Testing fulfillment of performance obligations for a sample of sales transactions that occurred near the end of the period.
•
Confirming with a sample of customers with accounts receivable the amounts owed to the Company and key contract terms as of December 31, 2021.
•
Analyzing the shipping costs near the end of the period and comparing it to the sales activities for the corresponding period.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2005.

Costa Mesa, California

March 17, 2022

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$29,972	$17,564
Restricted cash	203	312
Accounts receivable, less allowance of $2,154 and $4,017 as of December 31, 2021 and 2020, respectively	4,238	3,059
Inventory	12,929	11,157
Prepaid expenses and other current assets	2,012	3,018
Total current assets	49,354	35,110
Property, plant, and equipment, net	1,067	782
Goodwill	2,926	2,926
Right of use asset	1,717	1,976
Other assets	220	231
Total assets	$55,284	$41,025
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,309	$2,651
Accrued liabilities	8,276	6,667
Deferred revenue, current portion	2,259	1,905
Total current liabilities	13,844	11,223
Deferred revenue	329	374
Warranty accrual	521	384
Non current term loans, net of discount	13,603	16,186
Non current operating lease liability	1,449	1,774
Other liabilities	330	1,056
Total liabilities	30,076	30,997
Commitments and contingencies — Note 7
Stockholders' equity:
Series F Preferred stock, par value $0.001 per share; 18 shares authorized, 0 and 1 shares issued and outstanding as of December 31, 2021 and 2020, respectively	34	118
Common stock, par value $0.001 per share; 180,000 shares authorized, 153,721 and 97,709 shares issued and 153,676 and 97,663 shares outstanding as of December 31, 2021 and 2020, respectively	154	98
Additional paid-in capital	293,177	261,573
Accumulated other comprehensive loss	(623)	(385)
Accumulated deficit	(267,534)	(251,376)
Total stockholders' equity	25,208	10,028
Total liabilities and stockholders' equity	$55,284	$41,025

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Net revenue	$39,188	$22,780	$37,799
Cost of revenue	22,659	16,607	23,511
Gross profit	16,529	6,173	14,288
Operating expenses:
Sales and marketing	15,339	11,242	14,396
General and administrative	11,258	9,772	10,748
Engineering and development	6,048	3,695	4,765
Loss on patent litigation settlement	315	—	—
Total operating expenses	32,960	24,709	29,909
Loss from operations	(16,431)	(18,536)	(15,621)
Loss on foreign currency transactions	(452)	(21)	(121)
Interest expense, net	(2,224)	(2,359)	(2,157)
Gain on debt forgiveness	3,014	—	—
Other income, net	—	4,215	—
Non-operating gain (loss), net	338	1,835	(2,278)
Loss before income tax provision	(16,093)	(16,701)	(17,899)
Income tax (provision) benefit	(65)	(128)	44
Net loss	(16,158)	(16,829)	(17,855)
Other comprehensive loss items:
Foreign currency translation adjustments	(238)	316	(31)
Comprehensive loss	$(16,396)	$(16,513)	$(17,886)

Net loss	$(16,158)	$(16,829)	$(17,855)
Deemed dividend on convertible preferred stock	(546)	(17,378)	—
Net loss attributable to common stockholders	$(16,704)	$(34,207)	$(17,855)

Net loss per share attributable to common stockholders:
Basic and Diluted	$(0.11)	$(0.56)	$(0.77)
Shares used in the calculation of net loss per share:
Basic and Diluted	147,746	61,136	23,201

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands)

	Mezzanine Equity		Stockholders' Equity
	Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Series F Convertible Preferred Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Loss	Deficit	Equity
Balance, December 31, 2018	—	$—	21,072	$21	$228,430	—	$—	$(670)	$(216,692)	$11,089
Issuance of Series E Convertible Preferred Stock, net of issuance costs of $35	70	3,965	—	—	—	—	—	—	—	—
Exercise of stock options, net	—	—	2	—	4	—	—	—	—	4
Issuance of Common Stock in public offering, net of issuance costs of $920	—	—	8,993	9	4,241	—	—	—	—	4,250
Stock-based compensation	—	—	—	—	2,395	—	—	—	—	2,395
Issuance of stock from RSUs, net	—	—	1,372	1	363	—	—	—	—	364
Warrant issued in connection with debt instruments	—	—	—	—	161	—	—	—	—	161
Net loss	—	—	—	—	—	—	—	—	(17,855)	(17,855)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(31)	—	(31)
Balance, December 31, 2019	70	$3,965	31,439	$31	$235,594	—	$—	$(701)	$(234,547)	$377
Conversion of Series E Participating Convertible Preferred Stock	(70)	(3,965)	6,957	7	3,958	—	—	—	—	3,965
Sale of common stock, net	—	—	10,800	11	3,787	—	—	—	—	3,798
June 2020 Warrants	—	—	—	—	3,031	—	—	—	—	3,031
Reclassification of July 2020 Warrants	—	—	—	—	9,450	—	—	—	—	9,450
Stock offering costs	—	—	—	—	(856)	—	—	—	—	(856)
Warrant issued in connection with debt instruments	—	—	—	—	67	—	—	—	—	67
Issuance of Series F Convertible Preferred Stock in Rights Offering, net of $0.3 million in offering costs	—	—	—	—	—	18	2,411	—	—	2,411
Beneficial conversion of Series F Convertible Preferred Stock	—	—	—	—	2,700	—	(2,700)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	(17,378)	—	17,378	—	—	—
Conversion of Series F Convertible Preferred Stock	—	—	42,795	43	16,928	(17)	(16,971)	—	—	—
Issuance of stock from RSUs, net	—	—	1,856	2	161	—	—	—	—	163
Stock-based compensation	—	—	—	—	2,591	—	—	—	—	2,591
Exercise of common stock warrants	—	—	3,862	4	1,540	—	—	—	—	1,544
Net loss	—	—	—	—	—	—	—	—	(16,829)	(16,829)
Foreign currency translation adjustment	—	—	—	—	—	—	—	316	—	316
Balance, December 31, 2020	—	$—	97,709	$98	$261,573	1	$118	$(385)	$(251,376)	$10,028
Sale of common stock, net	—	—	14,000	14	13,277	—	—	—	—	13,291
Exercise of stock options, net	—	—	352	—	132	—	—	—	—	132
Issuance of common stock for settlement of liability	—	—	500	1	509	—	—	—	—	510
Issuance of restricted shares	—	—	260	—	164	—	—	—	—	164
Conversion of Series F Convertible Preferred Stock	—	—	1,577	2	628	(1)	(630)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	(546)	—	546	—	—	—
Issuance of stock from RSUs, net	—	—	3,602	4	(4)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,416	—	—	—	—	2,416
Exercise of common stock warrants	—	—	35,721	35	15,028	—	—	—	—	15,063
Net loss	—	—	—	—	—	—	—	—	(16,158)	(16,158)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(238)	—	(238)
Balance, December 31, 2021	—	$—	153,721	$154	$293,177	—	$34	$(623)	$(267,534)	$25,208

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net loss	$(16,158)	$(16,829)	$(17,855)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	400	499	982
Provision for bad debts	(202)	1,328	1,695
Provision for sales returns	—	87	—
Provision for inventory excess and obsolescence	(275)	(591)	413
Inventory disposals and recoveries, net	(122)	1,300	15
Amortization of discount on lines of credit	159	165	140
Amortization of debt issuance costs	356	331	188
Patent litigation mark-to-market	315	—	—
Change in fair value of warrants	—	(5,850)	—
Issuance of restricted shares	164	—	—
Issuance costs for common stock warrants	—	1,641	—
Stock-based compensation	1,662	3,370	2,742
Gain on debt forgiveness	(3,014)	—	—
Warrants issued to consultants	—	—	48
Deferred income taxes	—	—	7
Earned interest income	—	—	2
Changes in operating assets and liabilities:
Accounts receivable	(978)	4,286	655
Inventory	(1,375)	(871)	825
Prepaid expenses and other current assets	285	825	439
Accounts payable and accrued liabilities	1,765	(2,107)	(3,156)
Deferred revenue	308	(379)	114
Net cash and cash equivalents used in operating activities	(16,710)	(12,795)	(12,746)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(707)	(96)	(207)
Net cash and cash equivalents used in investing activities	(707)	(96)	(207)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, Series E Convertible Preferred Stock and June 2020 Warrants	14,420	6,912	9,171
Proceeds from the issuance of Series F Convertible Preferred Stock	—	2,700	—
Proceeds from the issuance of July 2020 Warrants	—	15,300	—
Payments of equity offering costs	(1,135)	(1,281)	(821)
Payment of July 2020 Warrant issuance costs	—	(1,640)	—
Borrowings on other long-term loans	—	3,140	—
Borrowings under term loan	—	—	2,500
Principal payment on term loan	—	(700)	—
Borrowings on credit facility	—	3,000	—
Payments of credit facility	—	(3,000)	—
Payments of debt issuance costs	(25)	(128)	(133)
Proceeds from the exercise of common stock warrants	16,562	46	—
Proceeds from exercise of stock options	132	—	4
Net cash and cash equivalents provided by financing activities	29,954	24,349	10,721
Effect of exchange rate changes	(238)	317	(23)
Increase (decrease) in cash and cash equivalents	12,299	11,775	(2,255)
Cash, cash equivalents and restricted cash, beginning of year	17,876	6,101	8,356
Cash, cash equivalents and restricted cash, end of year	$30,175	$17,876	$6,101
Supplemental cash flow disclosure:
Cash paid for interest	$1,771	$1,881	$1,784
Cash received for interest	$56	$11	$—
Cash paid for income taxes	$171	$22	$35
Cash paid for operating leases	$246	$489	$797
Non-cash accrual for capital expenditures	$—	$—	$18
Non-cash settlement of liability	$510	$151	$201
Non-cash right-of-use assets obtained in exchange for lease obligations	$48	$2,037	$276
Equity financing costs in accounts payable	$—	$74	$129
Deemed dividend on preferred stock	$546	$17,378	$—
Forgiveness of debt	$—	$10	$—
Receivable from warrants exercised and included in prepaid and other current assets	$(1,498)	$1,498	$—
Warrants issued in connection with debt instruments	$—	$67	$161

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

The Company’s financial instruments, consisting of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and the SWK Loan (as defined below) as discussed in Note 6 – Debt – Term Loan, approximate fair value because of the relative short maturity of these items and the market interest rates the Company could currently obtain.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the years ended December 31, 2021, 2020, and 2019, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

Liquidity and Management’s Plans

The Company has reported losses from operations of 16.4 million, $18.5 million, and $15.6 million for the years ended December 31, 2021, 2020, and 2019, respectively, and has not generated positive net cash from operations for the same periods

As of December 31, 2021, the Company had working capital of approximately $35.5 million. The Company’s principal sources of liquidity consisted of approximately $30.0 million in cash and cash equivalents and $4.2 million of net accounts receivable. The increase in cash and cash equivalents was primarily due to the net proceeds of $13.3 million from the issuance of common stock and $16.6 million from warrants exercised during the year ended December 31, 2021. See Note 8 – Redeemable Preferred Stock and Stockholders’ Equity for additional information on these common stock issuances and warrant exercises.

In order for the Company to continue operations beyond the next 12 months and be able to discharge its liabilities and commitments in the normal course of business, the Company must increase sales of its products, control or potentially reduce expenses and establish profitable operations in order to generate cash from operations or obtain additional funds when needed.

Although the Company received net proceeds of approximately $13.3 million from common stock issuances in February 2021 and $16.6 million from warrant exercises in 2021, the Company may still have to raise additional capital in the future. Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, the COVID-19 pandemic and the actions taken to contain it, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will be able to successfully enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to its’ stockholders.

COVID-19 Risk and Uncertainties and CARES Act

The COVID-19 pandemic has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures included dental office closures worldwide for all but emergency procedures, for the most part. As these quarantines and restrictions began to be lifted in 2021, the Company's sales began to return to pre-pandemic levels. However, there are still uncertainties regarding the ongoing and future effects of COVID-19, and there is no assurance that the Company's sales will not be further impacted in 2022 or at any time thereafter.

On March 27, 2020, the CARES Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.

The Company assessed its eligibility for the business relief provision under the CARES Act known as the Employee Retention Credit (“ERC”), a refundable payroll tax credit for 50% of qualified wages paid during 2020. The American Rescue Plan passed into law on March 11, 2021 extended the ERC through September 30, 2021, and the credit was increased to 70% of qualified wages paid from January 1, 2021 through September 30, 2021. During the year ended December 31, 2021, the Company recognized the ERC refund and recorded a reduction to expense in the amount of $1.8 million in the period it was received. The Company believes that there is reasonable assurance that it has complied with the ERC eligibility requirements and has elected an accounting policy to present government assistance as a reduction of the related expense The refund was recorded as an offset to payroll tax expense within cost of revenue and operating expenses in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.

Cyber Incident

In December 2021, the Company experienced a cybersecurity attack that caused a brief network disruption and impacted certain systems. Upon detection, the Company took immediate steps to address the incident, engaged third-party experts, and notified law enforcement. The Company has taken actions to strengthen its existing systems and implement additional prevention measures. This incident is expected to be immaterial both financially and operationally to the Company. The Company will continue to monitor and assess as needed. All liabilities were fully insured, and as of December 31, 2021 the Company recorded an accrued liability and an insurance receivable within prepaid expenses and other current assets of $0.4 million. In March 2022 the Company received the cash reimbursement from our insurance provider.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased, as cash equivalents. Cash equivalents are carried at cost, which approximates fair market value.

Restricted Cash

As of December 31, 2021 and 2020, the restricted cash balance was $0.2 million and $0.3 million, respectively. Restricted cash represents a revolving 90-day certificate of deposit maintained by the Company as collateral in connection with corporate credit cards.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the same total reported in the consolidated statements of cash flows (in thousands):

	For the years ended December 31,
	2021	2020
Cash and cash equivalents	$29,972	$17,564
Restricted cash	203	312
Total cash, cash equivalents, and restricted cash in the consolidated statement of cash flows	$30,175	$17,876

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

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 totaled $0.4 million, $0.5 million and $1.0 million, respectively.

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

Long-Lived Assets

The carrying values of long-lived assets are reviewed when indicators of impairment, such as reductions in demand or significant economic slowdowns, are present. Reviews are performed to determine whether carrying value of an asset is impaired based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Redeemable Preferred Stock

The Company classifies convertible preferred stock that is redeemable at the stockholder’s discretion as mezzanine equity. In a private offering in 2019, the Company issued and sold 69,565 shares of its Series E Convertible Preferred Stock, par value $0.001 per share (“Series E Preferred Stock”) to two stockholders who owned over 60% of the outstanding shares of common stock of the Company for a share price of $57.50 per share and a par value of $0.001 per share. Each share of the Series E Preferred Stock was convertible into 100 shares of BIOLASE common stock upon exercise. All 69,565 shares of Series E Preferred Stock were automatically converted into 6,956,500 shares of common stock upon receipt of the requisite approval at the Company’s 2020 annual meeting of stockholders (the “2020 Annual Meeting”). Upon conversion based on its original terms, the Company recorded the exchange of Series E Preferred Stock of approximately $4.0 million for common stock, with no charge in retained earnings. As of December 31, 2021 and 2020, there were no shares of Series E Preferred Stock issued and outstanding. Additional details are discussed further in Note 8 to these consolidated financial statements.

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

Revenue from products and services transferred to customers at a single point in time accounted for 88%, 81%, and 81% of net revenue for the years ended December 31, 2021, 2020, and 2019, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale laser systems, imaging systems, and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 12%, 19%, and 19% of net revenue for the years ended December 31, 2021, 2020, and 2019, respectively. The majority of our revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled $0.8 million and $0.7 million as of December 31, 2021 and 2020, respectively.

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

Contract Liabilities

The Company performs its obligations under a contract with a customer by transferring products and/or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of a good and/or service is transferred and a receivable for the Company is established. The Company, however, recognizes a contract liability when a customer prepays for goods and/or services and the Company has not transferred control of the goods and/or services. The opening and closing balances of the Company’s contract liabilities are as follows (in thousands):

	December 31,
	2021	2020
Undelivered elements (training, installation, product and support services)	$835	$670
Extended warranty contracts	1,753	1,609
Total deferred revenue	2,588	2,279
Less: long-term portion of deferred revenue	(329)	(374)
Deferred revenue – current	$2,259	$1,905

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables as of December 31, 2021 and 2020.

The amount of revenue recognized during the years ended December 31, 2021 and 2020 that was included in the opening contract liability balance related to undelivered elements was $0.6 million and $0.3 million, respectively. The revenue recognized during the year related to the opening extended warranty contracts balance was $1.1 million and $2.0 million, for the years ended December 31, 2021 and 2020, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
United States	$25,384	$16,195	$22,814
International	13,804	6,585	14,985
Net Revenue	$39,188	$22,780	$37,799

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenue recognized over time	$4,709	$4,314	$7,174
Revenue recognized at a point in time	34,479	18,466	30,625
Net Revenue	$39,188	$22,780	$37,799

The Company’s sales by end market is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
End-customer	$25,384	$16,195	$25,173
Distributors	13,804	6,585	12,626
Net Revenue	$39,188	$22,780	$37,799

Shipping and Handling Costs and Revenues

Shipping and freight costs are treated as fulfillment costs. For shipments to end-customers, the customer bears the shipping and freight costs and has control of the product upon shipment. For shipments to distributors, the distributor bears the shipping and freight costs, including insurance, tariffs and other import/export costs.

Provision for Warranty Expense

The Company provides warranties against defects in materials and workmanship of its laser systems for specified periods of time. For the years ended December 31, 2021, 2020, and 2019, domestic sales of the Waterlase laser systems were covered by the warranty for a period of up to one year and diode systems were covered by the warranty for a period of up to two years from the date of sale by the Company or the distributor to the end-user. Laser systems sold internationally are covered by the warranty for a period of up to 24 months from the date of sale to the international distributor. Estimated warranty expenses are recorded as an accrued liability with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long-term warranty accrual. The Company’s overall accrual is based on its historical experience and management’s expectation of future conditions, taking into consideration the location and type of customer and the type of laser, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. Additional factors that may impact the Company’s warranty accrual include changes in the quality of materials, leadership and training of the production and services departments, knowledge of the lasers and workmanship, training of customers, and adherence to the warranty policies. Additionally, an increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the accrual and a decrease in gross profit. All imaging products are initially covered by the manufacturer’s warranties. However, the Company offers extended warranties on certain imaging products.

The current portion of the warranty accrual is included within accrued liabilities. Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance, beginning of period	$1,132	$1,110	$1,308
Provision for estimated warranty cost	1,747	1,047	806
Warranty expenditures	(1,793)	(1,025)	(1,004)
Balance, end of period	1,086	1,132	1,110
Less: long-term portion of warranty accrual	521	384	245
Current portion of warranty accrual	$565	$748	$865

Advertising Costs

Advertising costs are expensed as incurred and totaled $1.4 million, $0.6 million and $0.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Engineering and Development

Engineering and development expenses are generally expensed as incurred and consist of engineering personnel salaries and benefits, prototype supplies, contract services, and consulting fees related to product development.

Stock-Based Compensation

During the years ended December 31, 2021, 2020, and 2019, the Company recognized compensation cost related to share-based payments of $1.7 million, $3.4 million, and $2.7 million, respectively, based on the grant-date fair value. As of December 31, 2021 and 2020, $0.0 million and $0.9 million of the total stock compensation cost related to performance-based awards was recognized as a liability. The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenue	$156	$297	$293
Sales and marketing	367	789	557
General and administrative	820	2,042	1,662
Engineering and development	319	242	230
	$1,662	$3,370	$2,742

As of December 31, 2021 and 2020, the Company had $0.8 million and $1.0 million, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under its existing plans. The expense is expected to be recognized over a weighted-average period of 1.5 years as of December 31, 2021.

Stock-based compensation expense is estimated at the grant date of the award, is based on the fair value of the award and is recognized ratably over the requisite service period of the award. For restricted stock units (“RSUs”) the Company estimates the fair value of the award based on the number of awards and the fair value of BIOLASE common stock on the grant date, and applies an estimated forfeiture rate. For stock options, the Company estimates the fair value of the option award using the Black-Scholes option pricing model. This option-pricing model requires the Company to make several assumptions regarding the key variables used to calculate the fair value of its stock options. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their grant dates. Since July 1, 2005, the Company has used a dividend yield of zero, as it does not intend to pay cash dividends on its common stock in the foreseeable future. The most critical assumptions used in calculating the fair value of stock options is the expected life of the option and the expected volatility of BIOLASE common stock. The expected life is calculated in accordance with the simplified method, whereby for service-based awards the expected life is calculated as a midpoint between the vesting date and expiration date. The Company uses the simplified method, as there is not a sufficient history of share option exercises. For performance-based awards, the expected life equals the life of the award. Management believes that the historic volatility of the BIOLASE common stock is a reliable indicator of future volatility, and accordingly, a stock volatility factor based on the historical volatility of the BIOLASE common stock over a lookback period of the expected life is used in approximating the estimated volatility of new stock options. Compensation expense is recognized using the straight-line method for all service-based employee awards and graded amortization for all performance-based awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations. Forfeitures are estimated at the time of the grant and revised in subsequent periods as actual forfeitures differ from those estimates. The Company applied forfeiture rates of 10.91%, 25.91%, 40.21% and 49.45% to awards granted during the year ended December 31, 2021 depending on the vesting terms and position of the grantee. The Company’s forfeiture rates applied to awards granted during the year ended December 31, 2020 were 10.9% and 49.4% and during the year ended December 31, 2019, were 10.3% and 48.7%, respectively.

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2021	2020	2019
Expected term (years)	6.1	5.5	6.0
Volatility	111%	103%	85%
Annual dividend per share	$—	$—	$—
Risk-free interest rate	1.0%	0.4%	2.6%

Income Taxes

Based upon the Company’s operating losses during 2021, 2020, and 2019 and the available evidence, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2021 will not be realized in the near term. Consequently, we have established a valuation allowance against our net deferred tax asset totaling $57.7 million and $52.2 million as of December 31, 2021 and 2020, respectively. In this determination, we considered factors such as our earnings history, future projected earnings, and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

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

Outstanding stock options, restricted stock units and warrants to purchase approximately 23.2 million, 61.1 million, and 6.9 million shares were not included in the calculation of diluted loss per share amounts for the years ended December 31, 2021, 2020, and 2019, respectively, as their effect would have been anti-dilutive. Also excluded in the calculation of diluted loss per share amount for the years ended December 31, 2021 and 2020, are the 0.6 million and 2.2 million shares of BIOLASE common stock that will be issued upon conversion of the 251 and 882 shares of Series F Convertible Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”), respectively, discussed further in Note 8 – Redeemable Preferred Stock and Stockholders’ Equity – Preferred Stock, as their effect would have been anti-dilutive.

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

Accounting Standards Recently Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by clarifying and amending existing guidance related to the recognition of franchise tax, the evaluation of a step-up in the tax basis of goodwill and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this guidance effective January 1, 2021, and the adoption of this standard did not have a material impact on its consolidated financial statements.

Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. The Company will adopt this guidance in the first quarter of 2022 effective January 1, 2022. The Company is currently assessing the impact of the adoption and does not expect it to have a material impact on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options (i.e. warrants) so that the transaction should be treated as an exchange of the original instrument for a new instrument. This standard is effective for fiscal years beginning after December 15, 2021 on a prospective basis, with early adoption permitted. The Company will adopt this guidance in the first quarter of 2022 effective January 1, 2022. The Company is currently assessing the impact of the adoption and does not expect it to have a material impact on its consolidated financial statements.

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

NOTE 3 — SUPPLEMENTARY BALANCE SHEET INFORMATION

Accounts Receivable, net:

Accounts receivable is net of allowances for doubtful accounts of $2.2 million and $4.0 million and net of sales returns of $0.3 million and $0.3 million at December 31, 2021 and 2020, respectively.

Inventory:

	December 31,
(in thousands):	2021	2020
Raw materials	$4,444	$3,721
Work-in-process	1,726	1,158
Finished goods	6,759	6,278
Inventory	$12,929	$11,157

Inventory includes write-downs for excess and obsolete inventory totaling $1.0 million and $0.8 million as of December 31, 2021 and 2020, respectively. Write-downs for excess and obsolete inventory resulted in expense of $0.3 million, $1.3 million and $15 thousand during the years ended December 31, 2021, 2020, and 2019, respectively.

Prepaid expenses and other current assets:

	December 31,
(in thousands):	2021	2020
Prepaid insurance	$680	$947
Receivable for warrants exercised	—	1,498
Other	1,332	573
Prepaid expenses and other current assets	$2,012	$3,018

Property, Plant, and Equipment, net:

	December 31,
(in thousands):	2021	2020
Building	$211	$229
Leasehold improvements	89	52
Equipment and computers	8,150	7,477
Furniture and fixtures	471	465
Construction in progress	31	46
Total property, plant, and equipment before depreciation and land	8,952	8,269
Less: accumulated depreciation	(8,049)	(7,664)
Total property, plant, and equipment, net before land	903	605
Land	164	177
Property, plant, and equipment, net	$1,067	$782

The Company did not recognize any impairments on property, plant, and equipment during the years ended December 31, 2021, 2020 and 2019.

Accrued Liabilities:

	December 31,
(in thousands):	2021	2020
Payroll and benefits	$3,969	$3,552
Settlement accrual	805	—
Warranty accrual, current portion	565	748
Taxes	558	165
Accrued professional services	275	281
Accrued insurance premium	600	885
Lease liability	405	305
Other	1,099	731
Accrued liabilities	$8,276	$6,667

The CARES Act allows employers to defer the deposit and payment of the employer's share of Social Security taxes through December 31, 2020. Under the CARES Act, the Company deferred $0.2 million and $0.4 million as of December 31, 2021 and 2020, respectively. The deferred liability is included in accrued payroll and benefits.

As of December 31, 2021, a settlement accrual liability of $0.8 million related to the Settlement Agreement (as defined in Note 7 to these consolidated financial statements) was included in current accrued liabilities. Refer to Note 7 - Commitments and Contingencies for additional information.

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. No events have occurred that triggered further impairment testing of the Company’s intangible assets and goodwill during the years ended December 31, 2021, 2020 and 2019.

As of December 31, 2021 and 2020, the Company had goodwill (indefinite life) of $2.9 million. As of December 31, 2021 and 2020, all intangible assets have been fully amortized and there was no amortization expense for the respective years.

The following table presents the details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2021 and 2020
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

The following table presents the current and deferred provision for income taxes for the years ended December 31 (in thousands):

	2021	2020	2019
Current:
Federal	$—	$—	$—
State	17	26	23
Foreign	47	101	73
	64	127	96
Deferred:
Federal	—	—	(12)
State	—	—	—
Foreign	1	1	(128)
	1	1	(140)
	$65	$128	$(44)

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2021	2020	2019
Statutory regular federal income tax rate	(21.0)%	(21.0)%	(21.0)%
Change in valuation allowance	34.2%	(6.8)%	35.0%
State tax benefit (net of federal benefit)	(4.8)%	(4.8)%	(7.0)%
Research credits	(0.6)%	0.6%	2.1%
Foreign amounts with no tax benefit	—%	(0.1)%	—%
Non-deductible expenses	(4.2)%	(4.1)%	2.4%
Effect of change in rate	—%	9.7%	(20.0)%
Expired net operating loss carryforwards	—%	3.7%	10.7%
Effect of prior year true-ups	(4.3)%	22.8%	—%
Other	1.1%	0.7%	(2.6)%
Total	0.4%	0.7%	(0.4)%

The components of the deferred income tax assets and liabilities as of December 31 (in thousands):

	2021	2020
Capitalized intangible assets for tax purposes	$(38)	$(38)
Reserves not currently deductible	1,903	2,094
Deferred revenue	640	139
Stock options	903	939
State taxes	5	3
Income tax credits	3,429	3,333
Inventory	771	858
Property and equipment	192	166
Unrealized gain on foreign currency	105	105
Disallowed Interest	1,757	1,128
Lease liability	462	518
Net operating losses	48,843	44,345
Total deferred tax assets	58,972	53,590
Valuation allowance	(57,679)	(52,161)
Net deferred tax assets	1,293	1,429
Capitalized intangible assets	(664)	(664)
Right of use asset	(428)	(492)
Other	(144)	(221)
Total deferred tax liabilities	(1,236)	(1,377)
Net deferred tax assets	$57	$52

Based upon the Company’s operating losses incurred for each of years ended December 31, 2021, 2020, and 2019 and the available evidence, the Company has established a valuation allowance against its net deferred tax assets in the amount of $57.7 million as of December 31, 2021. Management considered factors such as the Company’s earnings history, future projected earnings, and tax planning strategies. If sufficient evidence of the Company’s ability to generate sufficient future taxable income tax benefits becomes apparent, the valuation allowance may be reduced, thereby resulting in tax benefits in the statement of operations and additional paid-in-capital. Management evaluates the potential realization of the Company’s deferred tax assets and assesses the need for reducing the valuation allowance periodically.

We corrected the prior year balance of deferred tax assets relating to the deferred tax asset for stock compensation as well as the valuation allowance related to that asset by an equal and offsetting amount. The deferred tax asset for stock compensation and valuation allowance as of December 31, 2020 have both been decreased in the table above by $3.9 million relating to stock compensation that had been forfeited or expired. The Company carries a full valuation allowance against this deferred tax asset; therefore, this immaterial adjustment to the disclosures had no effect on the consolidated balance sheets, statements of operations and cash flows for any periods presented.

As of December 31, 2021, the Company had net operating loss (“NOL”) carryforwards for federal and state purposes of approximately $194.9 million and $201.2 million, respectively. For NOLs generated before December 31, 2018, the carryforward period is 20 years while NOLs generated after December 31, 2018 can be carried forward indefinitely. All NOLs generated before December 31, 2018 will be expired by 2038. The utilization of NOL and credit carryforwards may be limited under the provisions of the Internal Revenue Code (“IRC”) Section 382 and similar state provisions. IRC Section 382 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership. As of December 31, 2021, the Company had research and development tax credit carryforwards for federal and state purposes of approximately $2.0 million and $2.1 million, respectively, which will expire in 2037 for federal purposes and will carry forward indefinitely for state purposes. An updated analysis may be required at the time the Company begins utilizing any of its net operating losses to determine if there is an IRC Section 382 limitation.

The Company has not completed any study of IRC Section 382 and the results of any analysis are unknown as of the issuance date of these consolidated financial statements. The completion of such a study could result in material reductions to deferred tax assets and related valuation allowance disclosed above. However, the Company had not utilized any of the net operating losses or R&D credits during the years ended December 31, 2021, 2020, and 2019.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2019	$509
Additions for tax positions related to the prior year	—
Lapse of statute of limitations	—
Balance at January 1, 2020	509
Additions for tax positions related to the prior year	—
Lapse of statute of limitations	—
Balance at January 1, 2021	509
Additions for tax positions related to the prior year	—
Lapse of statute of limitations	(159)
Balance at December 31, 2021	$350

The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained. The Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2021 and 2020, the Company does not have liability for potential penalties or interest. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2018 through 2021 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2018 through 2021 tax years remain subject to examination by their respective tax authorities.

The 2017 Act subjects a U.S, stockholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. There is no inclusion of income related to GILTI in 2021.

NOTE 6 — DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	December 31,
	2021	2020
SWK Loan	$14,300	$14,300
PPP Loan	—	2,980
EIDL Loan	150	150
Discount and debt issuance costs on SWK Loan	(847)	(1,244)
Total	13,603	16,186
Current term loans, net of discount	—	—
Non current term loans, net of discount	$13,603	$16,186

Lines of Credit

Pacific Mercantile Bank

On October 28, 2019, the Company entered into a loan and security agreement (the “PMB Loan Agreement”) with Pacific Mercantile Bank, as lender ( “PMB”), which provided for a revolving line of credit in a maximum principal amount not to exceed the lesser of (i) $3 million or (ii) the sum of 90% of the Eligible Accounts (as defined in the PMB Loan Agreement) plus 75% of the Eligible Inventory (as defined in the PMB Loan Agreement, and subject to certain limitations set forth therein); provided that the maximum principal amount of the loan under the PMB Loan Agreement (the “PMB Loan”) could be reduced from time to time in PMB’s good faith business judgment as set forth in the PMB Loan Agreement. The Company was required to pay an initial and annual fee of $52,500 to Exim Bank. The PMB Loan matured on October 28, 2021.

The Company’s obligations under the PMB Loan were secured by a security interest in substantially all of the Company’s property. No borrowings could be made under the PMB Loan Agreement unless and until Exim Bank agreed to guarantee the PMB Loan and the Company had entered into a borrower agreement with Exim Bank.

Borrowings under the PMB Loan bore interest at a daily rate equal to the prime rate published in the Wall Street Journal, plus 1.5% per annum; provided, that the interest rate in effect on any day could not be less than 6.0% per annum. Additionally, the Company was required to pay an initial and annual fee of $52,500 to Exim Bank.

The PMB Loan Agreement required the Company to maintain unrestricted cash at PMB plus unused availability under the PMB Loan in an amount equal to at least the Burn Rate. “Burn Rate” means the Company’s net profit/net loss plus depreciation plus amortization plus stock-based compensation, measured on a trailing three month basis. In addition, the PMB Loan Agreement contained customary affirmative and negative covenants for financings of its type (subject to customary exceptions).

The PMB Loan Agreement provided that the occurrence of any of the following events (subject to applicable cure periods, if any) would constitute an event of default: payment default, loans in excess of the credit limit, breach of representation or warranty, covenant breach, incurrence of certain liens, certain events with respect to the collateral, cross-defaults to certain other indebtedness or obligations secured by liens, a Material Adverse Change (as defined in the PMB Loan Agreement) or a breach of a material agreement that could reasonably result in a Material Adverse Change, final judgement in excess of a certain monetary threshold, certain events of bankruptcy or insolvency, any guarantee or pledge ceasing to be in effect, payment of certain subordinated debt, a Change in Control (as defined in the PMB Loan Agreement), a change in the Company’s President, Chief Executive Officer, or Chief Financial Officer under certain circumstances, a change in two or more members of the BIOLASE board of directors (the “Board”) within 90 days under certain circumstances, or any felony indictment of any of the Company’s directors, officers or significant stockholders. Upon the occurrence and during the continuation of an event of default, PMB could exercise any remedies available to it, including accelerating the repayment of the PMB Loan.

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

As of December 31, 2021 and 2020, the Company had no balances outstanding under the PMB Loan.

Paycheck Protection Program Loan

On April 14, 2020, we were granted a loan (the “PPP Loan”) under the Paycheck Protection Program from PMB in the aggregate amount of $2,980,000, pursuant to the Paycheck Protection Program under the CARES Act.

The PPP Loan, which was in the form of a note dated April 13, 2020 issued by BIOLASE, had a maturity date of April 13, 2022 and bore interest at a rate of 1.0% per annum. Interest was payable monthly commencing on November 1, 2020. Funds from the PPP Loan could only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company recorded the principal amount of approximately $3.0 million due on the PPP Loan in non-current term loans in the consolidated balance sheet as of December 31, 2020. Interest on the PPP Loan was not material. The Company believes it used the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP Loan, certain amounts of the PPP Loan could be forgiven if they are used for qualifying expenses as described in the CARES Act.

In July 2020, the Company amended the provisions of the PPP Loan. The amendment modified the original payment deferment period from six months to the date that the SBA remits the Company’s loan forgiveness to PMB or if no forgiveness is requested to ten months after the end of the 24-week measurement period. The amendment also increased the amount of non payroll costs eligible for loan forgiveness from 25% to 40%. During 2020, the Company requested forgiveness in accordance with the application requirements.

In June 2021, the Company received a reply to its request, and the PPP Loan along with all accrued interest was forgiven by the SBA. The amount of loan forgiveness is presented as a component of non-operating (gain) loss on the Company's consolidated statement of operations for the year ended December 31, 2021. The SBA may undertake a review of a loan of any size during the six-year period following forgiveness of the loan. The review may include the loan forgiveness application, as well as whether the Company received the proper loan amount. There can be no assurance as to the result of any such SBA review.

EIDL Loan

On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $150,000, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning in July 2021 and are payable through July 2050. In April 2021, the SBA announced that it was extending the first payment due date for all loans until 2022, or 24 months from the loan execution date. The Company is obligated to begin making payments on this EIDL Loan starting in May 2022. Fixed payments are first applied to any accrued interest.

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (“Credit Agreement”) with SWK Funding, LLC (“SWK”), pursuant to which the Company borrowed $12.5 million (“SWK Loan”). The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement, repayment of the loan is interest-only for the first two years, paid quarterly with the option to extend the interest-only period. Principal repayments were to begin in the first quarter of 2021 and were approximately $0.7 million quarterly until the loan matures in the fourth quarter of 2023. The loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus 10% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists. Approximately $0.9 million of the proceeds from the SWK Loan were used to pay off all amounts owed to Western Alliance Bank under a previous Business Financing Agreement. The Company used the remaining proceeds to provide additional working capital to fund its growth initiatives.

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

In connection with the SWK Loan, the Company paid approximately $1.0 million in debt issuance costs, for the year ended December, 31, 2018. These costs were recognized as a discount on the SWK Loan and are being amortized on a straight-line basis over the loan term which approximates the effective-interest method.

As of March 31, 2019, the Company was not in compliance with certain covenants in the Credit Agreement and in May 2019, SWK granted the Company a waiver of such covenants. On May 7, 2019, the Company and SWK agreed to amend the Credit Agreement (the “First Amendment”) to increase the total commitment from $12.5 million to $15.0 million, and to revise the financial covenants to (i) adjust minimum revenue and EBITDA levels, (ii) require the Company to have a shelf registration statement declared effective by the Securities and Exchange Commission before September 30, 2019, with a proposed maximum aggregate offering price of at least $10.0 million if the Company does not reach set minimum revenue levels for the three-month period ended September 30, 2019, and (iii) require minimum liquidity of $1.5 million at all times. The First Amendment provided that if aggregate minimum revenue and EBITDA levels were not achieved by September 30, 2019, the minimum liquidity requirement would be increased to $3.0 million, until the Company has obtained additional equity or debt funding of no less than $5.0 million. The Company borrowed the additional $2.5 million during the year ended December 31, 2019.

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

In light of the Company's increase in working capital from the Equity Offering (as defined in Note 8 – Redeemable Preferred Stock and Stockholders’ Equity) and cash received from warrants exercised, the Company entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”) with SWK on February 24, 2021, which provided for adjusted minimum aggregate revenue and EBITDA requirements at the end of certain periods, to the extent that the Company's liquid assets are less than $15 million. While the Company's liquid assets are at or above $15 million, no financial maintenance covenants are applicable.

On November 18, 2021, the Company entered into the Eighth Amendment to the Credit Agreement (the “Eighth Amendment”) with SWK Funding, LLC. The Eighth Amendment amended the Credit Agreement by providing for a new maturity date of May 31, 2025, extending the interest-only period to May 2023, reducing the effective interest rate by 200 basis points, deleting the definitions of "Key Person" and "Key Person Event", and modifying the minimum aggregate revenue and EBITDA requirements at the end of certain periods, to the extent that liquid assets are less than $7.5 million.

In connection with each amendment to the Credit Agreement, the Company paid an amendment fee of $25,000 per amendment. These fees are being amortized over the remaining life of the SWK Loan as of the date of each amendment.

As of December 31, 2021, the Company was in compliance with debt covenants of the Credit Agreement.

The Company recognized approximately $1.7 million, $1.8 million, and $2.2 million in interest expense related to outstanding loans for the years ended December 31, 2021, 2020 and 2019, respectively. The weighted-average interest rate for the year ended December 31, 2021 was approximately 12.0%.

The future minimum principal payments as of December 31, 2021, are as follows (in thousands):

	Principal	Interest (1)
2022	$—	$1,494
2023	2,100	1,440
2024	2,800	1,170
2025	9,401	1,858
2026 and thereafter	149	89
Total future payments	$14,450	$6,051

(1) Estimated using LIBOR rates as at December 31, 2021

Warrants

In connection with the Credit Agreement, on November 9, 2018, the Company issued to SWK warrants (the “SWK Warrants”) to purchase up to 372,023 shares of BIOLASE common stock. In connection with the SWK Loan, the Company paid a finder’s fee to DPG of $0.5 million cash and issued the DPG Warrants to DPG on November 14, 2018 to purchase up to 279,851 shares of common stock and on May 7, 2019 to purchase up to 34,552 shares of BIOLASE common stock.

Refer to Note 8 - Redeemable Preferred Stock and Stockholders' Equity for further information on the warrants.
NOTE 7 — COMMITMENTS AND CONTINGENCIES

Leases

The Company enters into operating leases primarily for real estate, office equipment, and fleet vehicles. Lease terms generally range from one to five years, and often include options to renew for one year. The Company leases its corporate headquarters pursuant to a lease that expires on December 31, 2025 and leases a manufacturing facility located in Corona, California, which expires on June 30, 2025. The Company also leases additional office space and certain office equipment under various operating lease arrangements.

On January 1, 2019, the Company adopted Leases (Topic 842), using the modified-retrospective approach. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate (“IBR”) to determine the present value of the lease payments.

On January 22, 2020, the Company entered into a five-year real property lease agreement for an approximately 11,000 square foot facility in Corona, California and moved its manufacturing operations. The lease commenced on July 1, 2020. On December 10, 2021, the Company entered a lease for an additional 15,000 square feet at its facility in Corona, California. This additional lease commenced on February 1, 2022 and ends on June 30, 2025.

On February 4, 2020, the Company also entered into a 66-month real property lease agreement for office space of approximately 12,000 square feet of office space in Lake Forest, California. The lease commenced on July 1, 2020.

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

	December 31,
	2021	2020
Cash paid for operating lease liabilities	$246	$489
Right-of-use assets obtained in exchange for new operating lease obligations	150	1,976
Weighted-average remaining lease term	3.7	4.8
Weighted-average discount rate	12.3%	12.3%

Lease expense consists of payments for real property, office copiers, and IT equipment. The Company recognizes payments for non-lease components such as common area maintenance in the period incurred. As of December 31, 2021, the only lease that had not commenced was for the additional facility lease in Corona, California.

Future minimum rental commitments under lease agreements, as of December 31, 2021, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

December 31,
2022	$610
2023	624
2024	609
2025	489
2,332
Less imputed interest	(478)
Total lease liabilities	$1,854

	December 31,
	2021	2020
Current operating lease liabilities, included in accrued liabilities	$405	$305
Non current lease liabilities	1,449	1,774
Total lease liabilities	$1,854	$2,079

Rent expense totaled $0.9 million, $0.7 million and $0.8 million in each of the years ended December 31, 2021, 2020, and 2019, respectively.

Employee Arrangements and Other Compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $2.3 million and $2.0 million at December 31, 2021 and 2020, respectively. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of December 31, 2021 and 2020, $0.4 million and $0.8 million was accrued for performance bonuses, which is included in accrued liabilities in the consolidated balance sheets. See Note 8 – Redeemable Preferred Stock and Stockholders’ Equity for additional information relating to specific stock-based compensation awards.

Purchase Commitments

The Company generally purchases components and subassemblies for its products from a limited group of third-party suppliers through purchase orders. The Company had $18.7 million of purchase commitments as of December 31, 2021, for which the Company has not received the goods or services and which is expected to be purchased primarily within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule, or adjust requirements prior to supplier fulfillment.

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

On January 25, 2019 (the “Effective Date”), BIOLASE entered into a settlement agreement (the “Settlement Agreement”) with CAO. Pursuant to the Settlement Agreement, CAO agreed to dismiss with prejudice the lawsuits filed by CAO against the Company in April 2012 and January 2018. In addition, CAO granted to the Company and its affiliates a non-exclusive, non-transferable (except as provided in the Settlement Agreement), royalty-free, fully-paid, worldwide license to the licensed patents for use in the licensed products and agreed not to sue the Company, its affiliates or any of its manufacturers, distributors, suppliers or customers for use of the licensed patents in the licensed products, and the parties agreed to a mutual release of claims. The Company agreed (i) to pay to CAO, within five days of the Effective Date, $500,000 in cash, (ii) to issue to CAO, within 30 days of the Effective Date, 500,000 restricted shares of BIOLASE common stock (the “Stock Consideration”), and (iii) to pay to CAO, within 30 days of December 31, 2021, an amount in cash equal to the difference (if positive) between $1,000,000 and the value of the Stock Consideration as of December 31, 2021. The Stock Consideration vests on December 31, 2021, the measurement date, and is payable in January 2021, subject to the terms of a restricted stock agreement to be entered into between the parties. The Company recognized a $1.5 million contingent loss on patent litigation settlement in its statement of operations for the year ended December 31, 2018. In January 2019, the Company paid CAO $500,000 in cash. On January 31, 2019, the case was dismissed with prejudice. During the three-month period ended March 31, 2019, the Company recorded an additional loss on patent litigation of $0.2 million which represented the change in fair value of the restricted stock to be issued to CAO at March 31, 2019. Subsequent to March 31, 2019, the Company reversed the additional loss commensurate with the fluctuations in the Company’s share price. In August 2020, the Company signed a Letter Agreement to terminate the Manufacturing Agreement and purchase from CAO raw materials and other inventory held by CAO as part of the original Settlement Agreement. During the year ended December 31, 2021, the Company recorded an additional loss on patent litigation of $0.3 million which represented the change in fair value of the liability to be paid to CAO.

In February 2021, the Company issued 500,000 restricted shares of common stock in satisfaction of its obligation to issue the Stock Consideration to CAO under the Settlement Agreement and reduced the accrued liability to $0.6 million. As of December 31, 2021, the remaining accrued liability related to the Settlement Agreement was included in current accrued liabilities in the amount of $0.8 million. As of December 31, 2020, the accrued liability related to the Settlement Agreement was $1.0 million and was included in non-current other liabilities. In January 2022, the Company paid all amounts due to CAO and removed the liability.

NOTE 8 —REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Board, without further stockholder authorization, may issue from time to time up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, as of December 31, 2021, 69,565 shares were designated as Series E Participating Convertible Preferred Stock, and 18,000 shares were designated as Series F Convertible Preferred Stock.

Common Stock

At the Company's 2020 annual meeting of stockholders, the Company’s stockholders approved a proposal to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of BIOLASE common stock from 40,000,000 shares to 180,000,000 shares. On May 28, 2020, the Company filed the amendment with the Secretary of State of the State of Delaware to effect such increase.

At December 31, 2021, 153,720,874 shares of BIOLASE common stock were issued and 153,675,791 were outstanding.

On February 10, 2021, BIOLASE issued and sold in an underwritten offering an aggregate of 14,000,000 shares of common stock at a price of $1.03 per share less underwriting discounts and commissions (the "Equity Offering"). The Company received gross proceeds of approximately $14.4 million before deducting underwriting discounts and commissions and estimated offering expenses of $1.1 million.

2019 Public Offering of Common Shares and Private Placement of Unregistered Preferred Shares

On October 29, 2019, the Company consummated the sale of 7,820,000 shares of BIOLASE common stock at a price to the public of $0.5750 per share in a public offering and in addition, granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,173,000 shares of BIOLASE common stock at the public offering price, less the underwriting discount. On October 29, 2019, the Company also sold to existing investors affiliated with Jack W. Schuler and Oracle Investment Management, Inc. 69,565 unregistered shares of BIOLASE Series E Participating Convertible Preferred Stock at a price of $57.50 per share in a concurrent private placement. Each share of preferred stock was automatically convertible into 100 shares of common stock at a conversion price equal to $0.5750 per share, subject to customary anti-dilution adjustments, at such time as BIOLASE increased the amount of its authorized common stock to permit the full conversion. The Company received approximately $4.2 million in net proceeds from the common stock offering, including the over-allotment, after deducting the underwriting discount, and approximately $4.0 million in gross proceeds from the concurrent private placement, resulting in total net proceeds from the offering and private placement of approximately $8.2 million. On November 5, 2019, the underwriters exercised their over-allotment option to purchase an additional 1,173,000 shares of BIOLASE common stock at a share price of $0.5750 per share for approximately $0.6 million in net proceeds, after deducting the underwriting discount.

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

Dividends

There were no cash dividends paid or declared in 2021, 2020 or 2019.

Preferred Stock

Series E Redeemable Preferred Stock

In 2019, the Company sold 69,565 shares of Series E Preferred Stock in a private offering. All 69,565 shares of Series E Preferred Stock were automatically converted into 6,956,500 shares of BIOLASE common stock upon receipt of the requisite approval at the Company's 2020 annual meeting of stockholders. Upon conversion based on its original terms, the Company recorded the exchange of Series E Preferred Stock of approximately $4.0 million for common stock, with no charge in retained earnings. As of December 31, 2021 and 2020 there were no shares of Series E preferred Stock issued and outstanding.

The shares of Series E Preferred Stock were offered in reliance upon exemptions from registration under the Securities Act of 1933, as amended, afforded by Regulation D and corresponding provisions of state securities laws. The Company subsequently filed a registration statement with the SEC to register the resale of the shares of BIOLASE common stock underlying the Series E Preferred Stock.

Series F Convertible Preferred Stock

On July 23, 2020, the Company consummated the sale of an aggregate of 18,000 shares of Series F Preferred Stock and 45,000,000 warrants (the “July 2020 Warrants”), with each warrant exercisable for one share of BIOLASE common stock, through a registered rights offering the Company completed on July 22, 2020 (the “Rights Offering”). Each share of Series F Preferred Stock was convertible at the Company’s option at any time on or after July 22, 2021 or at the option of the holder at any time, into the number of shares of BIOLASE common stock determined by dividing the $1,000 stated value per share of the Series F Preferred Stock by a conversion price of $0.40 per share. Each share of Series F Preferred Stock is convertible into 2,500 shares of common stock, and each July 2020 Warrant entitles the holder thereof to purchase one share BIOLASE common stock at a conversion price of $0.40 per share.

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

The Series F Preferred Stock contained a beneficial conversion feature which resulted in a deemed dividend to preferred stockholders of approximately $2.7 million, upon immediate accretion. Additionally, the July 2020 Warrants were recognized as a discount to the Series F Preferred Stock, and upon conversion of approximately 1,000 and 17,000 Series F Preferred Stock to common stock for the years ended December 31, 2021 and 2020, respectively. Upon conversion, this discount was accreted and also recognized as a deemed dividend to preferred stockholders in the amount of $0.5 million and $14.7 million for the years ended December 31, 2021 and 2020, respectively.

Approximately 251 and 882 Series F Preferred Stock remained outstanding as of December 31, 2021 and 2020, respectively. The 251 Series F Preferred Stock outstanding as of December 31, 2021 are convertible into 0.6 million shares of the Company's common stock.

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

During the years ended December 31, 2021 and 2020, 28.1 million and 3.9 million of the July 2020 warrants were exercised, respectively.

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

During the year ended December 31, 2021, 7.5 million of the June 2020 warrants were exercised. No warrants were exercised in 2020.

Western Alliance Warrants

On March 6, 2018, in connection with the execution of the Business Financing Agreement (the "Original Business Financing Agreement") with Western Alliance Bank ("Western Alliance"), the Company issued to Western Alliance warrants (the “Original Western Alliance Warrants”) to purchase up to the number of shares of common stock equal to $120,000 divided by the applicable exercise price at the time such warrants are exercised. The Original Western Alliance Warrants are fully vested and exercisable. The Original Western Alliance Warrants may be exercised with a cash payment from Western Alliance, or, in lieu of a cash payment, Western Alliance may convert the warrants into a number of shares, in whole or in part. The initial exercise price of the warrants was $2.35 per share, which was the reverse stock split-adjusted closing market price of BIOLASE common stock on March 6, 2018. On September 27, 2018, the Company entered into the Second Modification Agreement to amend the Original Business Financing Agreement. In connection with the Second Modification Agreement, the Original Western Alliance Warrants were terminated, and the Company issued new Western Alliance Warrants (the "Western Alliance Warrants") to purchase up to the number of shares of common stock equal to $120,000 divided by the exercise price of $2.13, which was the closing price of BIOLASE common stock on September 27, 2018. The Western Alliance Warrants were immediately exercisable and expire on September 27, 2028. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The sale of common stock in the second quarter of 2020 triggered an adjustment to the exercise price to approximately $0.60 per share. The impact of the adjustment to the exercise price was not material. These warrants are recognized in equity in the consolidated balance sheets as of December 31, 2021 and 2020.

SWK Warrants

On November 9, 2018, in connection with the Credit Agreement, BIOLASE issued to SWK, LLC or its assignees (collectively with SWK, the “Holder”) warrants to purchase up to 372,023 shares of common stock (the "SWK Warrants"). The initial exercise price of the SWK Warrants was $1.34 per share, which was the average closing price of common stock for the ten trading days immediately preceding November 9, 2018. The SWK Warrants were immediately exercisable, expire on November 9, 2026 and contain a “cashless exercise feature.” Subject to certain limitations, the Holder has certain piggyback registration rights with respect to the shares that are issued upon exercise of the SWK Warrants. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the SWK Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%; and resulted in an estimated fair value of $0.4 million. These warrants are recognized in equity in the consolidated balance sheets as of December 31, 2021 and 2020.

In November 2019, the SWK Warrants were consolidated, and the exercise price was adjusted to $1.00 as part of the Fourth Amendment to the Credit Agreement; and in March 2020, the exercise price was adjusted a second time to $0.49. The impact of both reprice events was de minimis to the consolidated financial statements. In connection with the Fifth Amendment, the Company entered into a Third Amendment to the SWK Warrant Agreement. Under this amendment, the Company granted to SWK 63,779 additional common stock warrants at an exercise price of approximately $0.39. All other terms and conditions to the additional warrants were the same as those previously granted. The Company also revised the exercise price of the 487,198 common stock warrants held by SWK to $0.39. The Company measured the fair value of the 63,779 warrants granted using the Black-Scholes option-pricing model. The fair value of the additional warrants and the aggregate impact of the exercise price adjustments in previous amendments to the Warrant Agreement were less than $0.1 million and not material to the consolidated financial statements. Due to the repricing that occurred in the second quarter of 2020, the down round features of these warrants was not triggered by the Company’s June 2020 sale of common stock.

DPG Warrants

On November 14, 2018, in connection with the SWK Loan, the Company paid a finder's fee to DPG of $0.4 million cash and issued DPG Warrants to purchase up to 279,851 shares of common stock. The initial exercise price of the DPG Warrants was $1.34 per share, which was the average closing price of common stock for the ten trading days immediately preceding November 9, 2018.

The DPG Warrants were immediately exercisable, expire on November 9, 2026 and contain a “cashless exercise feature.” Subject to certain limitations, the Holder has certain piggyback registration rights with respect to the shares that are issued upon exercise of the DPG Warrants. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the DPG Warrants of $0.3 million was estimated using the Black-Scholes option pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%. In 2019 the Company issued 149,727 warrants to purchase common stock at a weighted average exercise price of $2.17 to SWK and DPG. These warrants are recognized in equity in the consolidated balance sheet as of December 31, 2021 and 2020.

In November 2019, the exercise price of the DPG Warrants was repriced as a result of the sale of common shares at a price of $0.5750 per share during the Company’s public offering in October 2019. The exercise price of the DPG Warrants issued on November 14, 2018 was adjusted from $1.34 per share to $0.88 per share and the exercise price of the DPG Warrants issued on May 7, 2019 was adjusted from $2.17 per share to $ 1.42 per share. The June 2020 sale of common stock triggered the down round features of these warrants, and in August 2020, the Company adjusted the exercise price of these warrants to $0.62 and $0.38 per share respectively.

The repricing did not have a material impact on the Company’s consolidated financial statements for the years ended December 31, 2021, 2020 and 2019.

The following table summarizes warrant activity (in thousands, except per share data):

		Weighted- Average
		Exercise Price
	Shares	Per Share
Warrants outstanding at January 1, 2019	1,933	$9.65
Granted or Issued	150	$2.22
Exercised	—	$—
Forfeited, cancelled, or expired	—	$—
Warrants outstanding at December 31, 2019	2,083	$6.30
Granted or Issued	55,864	$0.42
Exercised	(3,862)	$0.40
Forfeited, cancelled, or expired	(33)	$20.00
Warrants outstanding at December 31, 2020	54,052	$0.62
Granted or Issued	—	$—
Exercised	(35,792)	$0.43
Forfeited, cancelled, or expired	(407)	$10.00
Warrants outstanding at December 31, 2021	17,853	$0.80
Warrants exercisable at December 31, 2021	17,853	$0.80
Vested warrants expired during the 12 months ended December 31, 2021	(407)	$10.00

Stock-Based Compensation

Stock Options

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2017, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, and directors of the Company, as well as consultants. As of December 31, 2021, a total of 3,110,000 shares have been authorized for issuance under the 2002 Plan, of which 1.0 million shares of common stock have been issued pursuant to options that were exercised, 0.6 million shares of common stock have been reserved for options and restricted stock units that are outstanding, and 0 shares of common stock remain available for future grants.

2018 Stock Incentive Plan

At the Company’s 2018 annual meeting of stockholders, the Company’s stockholders approved the 2018 Long-Term Incentive Plan (as amended, the “2018 Plan”), which was amended on September 21, 2018, May 15, 2019, May 13, 2020, and May 26, 2021. The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders.

Under the terms of the 2018 Plan, approximately 24.7 million shares of BIOLASE common stock are available for issuance; however, because the increase in the number of authorized shares under the certificate of incorporation was not approved by stockholders at the 2021 annual meeting, only approximately 2.5 million shares are available for future grants as of the date of these consolidated financial statements. As of December 31, 2021, a total of 36.9 million shares of common stock have been authorized for issuance under the 2018 Plan, of which approximately 4.7 million shares of the Company's common stock have been reserved for issuance upon the exercise of outstanding options and/or settlement of unvested RSUs under the 2018 Plan.

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

			Weighted-
		Weighted- Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value(1)
Options outstanding at January 1, 2019	1,623	$6.54
Granted at fair market value	90	$1.74
Exercised	(2)	$2.10
Forfeited, cancelled, or expired	(424)	$9.73
Options outstanding at December 31, 2019	1,287	$5.77
Granted at fair market value	1,258	$0.38
Exercised	—	$—
Forfeited, cancelled, or expired	(147)	$6.87
Options outstanding at December 31, 2020	2,398	$2.96	7.2	$53
Granted at fair market value	70	$0.80
Exercised	(352)	$0.38
Forfeited, cancelled, or expired	(378)	$7.17
Options outstanding at December 31, 2021	1,738	$2.48	7.1	$15
Options exercisable at December 31, 2021	1,613	$2.60	7.0	$14
Vested options expired during the twelve months ended December 31, 2021	342	$7.57

(1)
The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of a grant.

The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2021 (in thousands, except per share data):

	Options Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Exercise Price	Remaining	Number	Exercise Price
Range of Exercise Prices	of Shares	Per Share	Life (Years)	of Shares	Per Share
$0.29 - $0.33	20	$0.29	9.0	5	$0.29
$0.34 - $0.48	870	$0.38	8.4	870	$0.38
$0.49 - $2.08	205	$1.10	7.9	108	$1.30
$2.09 - $4.03	327	$2.39	6.1	314	$2.40
$4.04 - $13.20	316	$9.37	3.9	316	$9.37
Total	1,738	$2.48	7.1	1,613	$2.60

Cash proceeds, along with fair value disclosures related to grants, exercises, and vesting options, are as follows for the years ended December 31 (in thousands, except per share amounts):

	Years Ended
	December 31,
	2021	2020	2019
Proceeds from stock options exercised	$132	$—	$4
Tax benefit related to stock options exercised(1)	N/A	N/A	N/A
Intrinsic value of stock options exercised(2)	$82	$—	$—
Weighted-average fair value of options granted per share	$0.66	$0.29	$1.51
Total fair value of shares vested during the year	$404	$227	$587

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

Stock Option Activity

There were no material option grants in 2021, approximately 1,287,000 option grants in 2020, and no material option grants in 2019.

Restricted Stock Units

2021 Restricted Stock Units Activity

•
Under the 2018 Plan, the Company granted approximately 3.0 million RSUs to certain employees of the Company as part of the Company’s bonus programs. Substantially all of these RSUs are subject to time-based vesting and were valued at the closing share price on the date of grant. The remaining awards vest based on certain Company performance criteria.
•
Additional RSUs were granted to certain new hires during 2021, none of which was material individually.

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

•
Additional RSUs were granted to certain new hires during 2019, none of which were individually material.

The following table summarize RSU activity under the 2002 and 2018 Plans (in thousands):

Shares
Unvested RSUs at January 1, 2019	2,163
Granted	2,432
Vested	(604)
Forfeited or cancelled	(427)
Unvested RSUs at December 31, 2019	3,564
Granted	3,117
Vested	(2,716)
Forfeited or cancelled	(293)
Unvested RSUs at December 31, 2020	3,672
Granted	3,098
Vested	(3,817)
Forfeited or cancelled	(601)
Unvested RSUs at December 31, 2021	2,352

Phantom Awards and Stock Appreciation Rights

During the year ended December 31, 2021, the Company issued 10.1 million phantom RSUs in lieu of stock-settled RSUs historically granted for leadership bonuses and non-employee director service. The phantom RSUs have either time-based or performance-based vesting conditions and will be settled in cash in 2024 with the Company's option to settle the award in BIOLASE common stock at the sole discretion of the Board. These phantom RSUs are included as a component of long-term liability on the consolidated balance sheet and are not considered stock-based compensation due to the cash-settlement feature of the award and current limitation on the number of remaining shares authorized for issuance. If at any time the determination is made to settle the phantom RSUs in BIOLASE common stock, the awards will be included as a component of additional paid-in capital on the consolidated balance sheet. The expense recognized during the year ended December 31, 2021 was $0.3 million and is included in long-term liability on the consolidated balance sheet.

During the year ended December 31, 2021, the Company issued 1.0 million stock appreciation rights ("SARs") in lieu of stock-settled RSUs historically granted for non-employee director service. Upon exercise, the SARs will be settled in cash with the Company's option to settle in BIOLASE common stock at the sole discretion of the Board. These SARS are not considered stock-based compensation due to the cash-settlement feature of the award and current limitation on the number of remaining shares authorized for issuance. If at any time the determination is made to settle in BIOLASE common stock, the awards will be included as a component of additional paid-in capital on the consolidated balance sheet. The expense recognized during the year ended December 31, 2021 was $0.3 million and is included in accrued liabilities on the consolidated balance sheet.

Inducement Stock-Based Awards

Inducement Activity

There were no new grants relating to inducements for the year ended December 31, 2021 and 2020. During the year ended December 31, 2021, approximately 174,000 options were canceled and 87,000 remain outstanding at December 31, 2021.

Deferred Compensation Plan

In July 2019, the Company introduced a Deferred Compensation Plan pursuant to the IRC Section 409A. The purpose of the plan is to provide income deferral opportunities to certain eligible employees. During the period ended December 31, 2021, the Company had six individuals enrolled; all of the RSUs that vested in 2021 were eligible for this program. As of December 31, 2021, there were approximately 1.2 million vested and releasable RSUs and approximately 0.4 million unvested and outstanding RSUs.

NOTE 9 — SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. Sales to customers located in the United States accounted for approximately 65%, 71%, and 60% of net revenue and international sales accounted for approximately 35%, 29%, and 40% of net revenue for the years ended December 31, 2021, 2020, and 2019, respectively. The Company’s basis for attributing revenues to external customers is based on the customer’s location. No individual international country outside the United States represented more than 10% of net revenue during the years ended December 31, 2021, 2020, and 2019.

Long-lived assets by geographic location was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
United States	$797	$486	$908
International	270	296	285
	$1,067	$782	$1,193

NOTE 10 — CONCENTRATIONS

Revenue from the Company’s products are as follows ($ in thousands):

	Years Ended December 31,
	2021		2020		2019
Laser systems	$25,023	63.9%	$12,342	54.2%	$22,842	60.4%
Imaging systems	—	—	—	—	619	1.6%
Consumables and other	9,456	24.1%	6,124	26.9%	7,164	19.0%
Services	4,709	12.0%	4,314	18.9%	7,162	19.0%
License fees and royalties	—	—	—	—	12	—
Total revenue	$39,188	100%	$22,780	100.0%	$37,799	100.0%

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

For the years ended December 31, 2021, 2020, and 2019, sales to our largest distributor worldwide accounted for approximately 5%, 5%, and 4%, respectively, of our net revenue. No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2021 and 2020.

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

NOTE 11 — SUBSEQUENT EVENTS

Series G Preferred Stock

On March 1, 2022, the Board declared a dividend of one one-thousandth of a share of Series G Preferred Stock, par value $0.001 per share (“Series G Preferred Stock”), for each outstanding share of Company common stock to stockholders of record at 5:00 p.m. Eastern Time on March 25, 2022.

BIOLASE, INC.

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2021, 2020, and 2019

(in thousands)

	Balance at	Charges
	Beginning	(Reversals) to Cost		Balance at
	of Year	or Expenses	Deductions	End of Year
Year Ended December 31, 2021:
Allowance for doubtful accounts	$4,017	$(202)	$(1,661)	$2,154
Allowance for sales returns	262	—	—	262
Allowance for tax valuation	52,161	5,518		57,679
Year Ended December 31, 2020:
Allowance for doubtful accounts	$2,531	$1,488	$(2)	$4,017
Allowance for sales returns	210	87	(35)	262
Allowance for tax valuation	53,222	(1,061)	—	52,161
Year Ended December 31, 2019:
Allowance for doubtful accounts	$850	$1,827	$(146)	$2,531
Allowance for sales returns	210	—	—	210
Allowance for tax valuation	46,967	6,366	(111)	53,222

S-1