Form 10-Q
period 2022-03-31
BIOLASE, INC
filed 2022-05-12
CIK 811240

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2022

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

As of May 5, 2022, the registrant had 6,174,028 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$21,606	$29,972
Restricted cash	203	203
Accounts receivable, less allowance of $2,236 and $2,154 as of March 31, 2022 and December 31, 2021, respectively	5,180	4,238
Inventory	14,611	12,929
Prepaid expenses and other current assets	2,183	2,012
Total current assets	43,783	49,354
Property, plant, and equipment, net	1,244	1,067
Goodwill	2,926	2,926
Right of use asset	2,058	1,717
Other assets	231	220
Total assets	$50,242	$55,284
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,643	$3,309
Accrued liabilities	6,027	8,276
Deferred revenue, current portion	2,442	2,259
Total current liabilities	13,112	13,844
Deferred revenue	303	329
Warranty accrual	512	521
Non current term loans, net of discount	13,666	13,603
Non current operating lease liability	1,662	1,449
Other liabilities	387	330
Total liabilities	29,642	30,076
Commitments and contingencies — Note 11
Redeemable preferred stock:
Series G Preferred stock, par value $0.001 per share; 180 shares authorized, 154 shares issued and outstanding as of March 31, 2022	—	—
Total redeemable preferred stock	—	—
Stockholders' equity:
Series F Preferred stock, par value $0.001 per share; 18 shares authorized, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	34
Common stock, par value $0.001 per share; 180,000 shares authorized, 6,176 and 6,149 shares issued and 6,174 and 6,147 shares outstanding as of March 31, 2022 and December 31, 2021, respectively"— Note 1	155	154
Additional paid-in capital	293,419	293,177
Accumulated other comprehensive loss	(664)	(623)
Accumulated deficit	(272,310)	(267,534)
Total stockholders' equity	20,600	25,208
Total liabilities, redeemable preferred stock and stockholders' equity	$50,242	$55,284

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Net revenue	$10,166	$8,116
Cost of revenue	5,437	5,375
Gross profit	4,729	2,741
Operating expenses:
Sales and marketing	4,814	3,553
General and administrative	2,577	3,358
Engineering and development	1,544	1,803
Loss on patent litigation settlement	—	89
Total operating expenses	8,935	8,803
Loss from operations	(4,206)	(6,062)
Loss on foreign currency transactions	(120)	(204)
Interest expense, net	(433)	(575)
Non-operating loss, net	(553)	(779)
Loss before income tax provision	(4,759)	(6,841)
Income tax provision	(17)	(60)
Net loss	(4,776)	(6,901)
Other comprehensive loss items:
Foreign currency translation adjustments	(41)	(148)
Comprehensive loss	$(4,817)	$(7,049)

Net loss	$(4,776)	$(6,901)
Deemed dividend on convertible preferred stock	(217)	(532)
Net loss attributable to common stockholders	$(4,993)	$(7,433)

Net loss per share attributable to common stockholders:
Basic and Diluted - Note 1	$(0.81)	$(1.38)
Shares used in the calculation of net loss per share:
Basic and Diluted - Note 1	6,159	5,383

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Mezzanine Equity		Stockholders' Equity
	Series G Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Series F Convertible Preferred Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Loss	Deficit	Equity
Balances, December 31, 2021	—	$—	6,149	$154	$293,177	—	$34	$(623)	$(267,534)	$25,208
Issuance of Series G Redeemable Preferred Stock	154	—	—	—	—	—	—	—	—	—
Conversion of Series F Convertible Preferred Stock	—	—	25	1	250	—	(251)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	(217)	—	217	—	—	—
Issuance of stock from RSUs, net	—	—	2	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	209	—	—	—	—	209
Net loss	—	—	—	—	—	—	—	—	(4,776)	(4,776)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(41)	—	(41)
Balances, March 31, 2022	154	$—	6,176	$155	$293,419	—	$—	$(664)	$(272,310)	$20,600

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Series F Convertible Preferred Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Amount	Shares	Amount	Loss	Deficit	Equity
Balances, December 31, 2020	3,908	$98	$261,573	1	$118	$(385)	$(251,376)	$10,028
Sale of common stock	560	14	13,278	—	—	—	—	13,292
Issuance of common stock for settlement of liability	20	—	510	—	—	—	—	510
Conversion of Series F Convertible Preferred Stock	61	2	612	(1)	(614)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	(532)	—	532	—	—	—
Stock-based compensation	—	—	1,695	—	—	—	—	1,695
Exercise of common stock warrants	1,427	35	15,005	—	—	—	—	15,040
Net loss	—	—	—	—	—	—	(6,901)	(6,901)
Foreign currency translation adjustment	—	—	—	—	—	(148)	—	(148)
Balances, March 31, 2021	5,977	$149	$292,141	—	$36	$(533)	$(258,277)	$33,516

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(4,776)	$(6,901)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	117	85
Provision for bad debts	84	(106)
Provision for sales returns	60	90
Inventory write-offs and disposals	—	(20)
Amortization of discount on lines of credit	24	42
Amortization of debt issuance costs	43	95
Patent litigation mark-to-market	—	89
Stock-based compensation	209	928
Changes in operating assets and liabilities:
Accounts receivable	(1,085)	(193)
Inventory	(1,682)	(700)
Prepaid expenses and other current assets	(186)	558
Accounts payable and accrued liabilities	(986)	(488)
Deferred revenue	157	22
Net cash and cash equivalents used in operating activities	(8,021)	(6,499)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(304)	(8)
Net cash and cash equivalents used in investing activities	(304)	(8)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, net of offering costs	—	13,292
Payments of equity offering costs	—	(6)
Proceeds from the exercise of common stock warrants	—	16,539
Net cash and cash equivalents provided by financing activities	—	29,825
Effect of exchange rate changes	(41)	(148)
(Decrease) increase in cash, cash equivalents and restricted cash	(8,366)	23,170
Cash, cash equivalents and restricted cash, beginning of period	30,175	17,876
Cash, cash equivalents and restricted cash, end of period	$21,809	$41,046
Supplemental cash flow disclosure:
Cash paid for interest	$377	$448
Cash received for interest	$10	$14
Cash paid for income taxes	$26	$10
Cash paid for operating leases	$66	$66
Non-cash settlement of liability	$—	$510
Non-cash right-of-use assets obtained in exchange for lease obligation	$444	$—
Deemed dividend on preferred stock	$217	$532

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of BIOLASE and its wholly-owned subsidiaries and have been prepared on a basis consistent with the December 31, 2021 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. The unaudited consolidated financial statements do not include all the footnotes, presentations, and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements.

The unaudited consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021, included in BIOLASE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2022 (the “2021 Form 10-K”).

Except as the context otherwise requires, all common stock share numbers, share price amounts (including exercise prices, conversion prices, and closing market prices), and warrant numbers contained in the unaudited consolidated financial statements and notes thereto reflect the one-for-25 reverse stock split (the “Reverse Stock Split”) effectuated by the Company on April 28, 2022. See Note 15 below for additional details.

Liquidity and Management’s Plans

The Company incurred losses from operations and used cash in operating activities for the three months ended March 31, 2022 and for the years ended December 31, 2021, 2020, and 2019.

As of March 31, 2022, the Company had working capital of approximately $30.7 million. The Company’s principal sources of liquidity as of March 31, 2022 consisted of approximately $21.6 million in cash and cash equivalents and $5.2 million of net accounts receivable. As of December 31, 2021, the Company had working capital of approximately $35.5 million, $30.0 million in cash and cash equivalents and $4.2 million of net accounts receivable. The decrease in cash and cash equivalents since December 31, 2021 was primarily due to a net loss of $4.8 million and net decreases in operating assets and liabilities of $3.8 million during the three months ended March 31, 2022.

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

Cyber Incident

In December 2021, the Company experienced a cybersecurity attack that caused a brief network disruption and impacted certain systems. Upon detection, the Company took immediate steps to address the incident, engaged third-party experts, and notified law enforcement. The Company has taken actions to strengthen its existing systems and implement additional prevention measures. The Company will continue to monitor and assess as needed. All liabilities were fully insured, and as of December 31, 2021 the Company recorded an accrued liability and an insurance receivable within prepaid expenses and other current assets of $0.4 million. In March 2022 the Company received the cash reimbursement from its insurance provider.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management as discussed in the Company’s 2021 audited financial statements included in the 2021 Form 10-K. Management believes that there have been no significant changes during the three months ended March 31, 2022 in the Company’s critical accounting policies from those disclosed in the Company’s 2021 audited financial statements included in the 2021 Form 10-K.

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

The Company’s financial instruments, consisting of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and the SWK Loan (as defined below) as discussed in Note 9 – Debt, approximate fair value because of the relative short maturity of these items and the market interest rates the Company could obtain.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the three months ended March 31, 2022 and 2021, respectively, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. This standard became effective for the Company beginning on January 1, 2022. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company adopted this guidance effective January 1, 2022, and the adoption of this standard did not have a material impact on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU clarifies the accounting for modifications or exchanges of freestanding equity-classified written call options (i.e. warrants) so that the transaction should be treated as an exchange of the original instrument for a new instrument. This standard is effective for fiscal years beginning after December 15, 2021 on a prospective basis, with early adoption permitted. The Company adopted this guidance effective January 1, 2022, and the adoption of this standard did not have a material impact on its consolidated financial statements.

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

Revenue from products and services transferred to customers at a single point in time accounted for 89% of net revenue for the three months ended March 31, 2022 and 88% of net revenue for the three months ended March 31, 2021, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale of laser systems and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 11% of net revenue for the three months ended March 31, 2022 and 12% of net revenue for the three months ended March 31, 2021, respectively. The majority of the Company’s revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $0.9 million and $0.8 million as of March 31, 2022 and December 31, 2021, respectively.

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

Contract Liabilities

The Company performs its obligations under a contract with a customer by transferring products and/or services in exchange for consideration from the customer. The Company typically invoices its customers as soon as control of an asset is transferred and a receivable for the Company is established. The Company, however, recognizes a contract liability when a customer prepays for goods and/or services, and the Company has not transferred control of the goods and/or services. The opening and closing balances of the Company’s contract liabilities are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Undelivered elements (training, installation, product and support services)	$913	$835
Extended warranty contracts	1,832	1,753
Total deferred revenue	2,745	2,588
Less: long-term portion of deferred revenue	(303)	(329)
Deferred revenue — current	$2,442	$2,259

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at March 31, 2022 and December 31, 2021.

The amount of revenue recognized during the three months ended March 31, 2022 and 2021 that was included in the opening contract liability balance related to undelivered elements was $0.2 million and $0.5 million, respectively. The amounts related to extended warranty contracts was $0.2 million and $0.5 million, for the three months ended March 31, 2022 and 2021, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
United States	$6,978	$5,221
International	3,188	2,895
Total net revenue	$10,166	$8,116

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Revenue recognized over time	$1,121	$981
Revenue recognized at a point in time	9,045	7,135
Net revenue	$10,166	$8,116

The Company’s sales by end market were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
End-customer	$6,978	$5,221
Distributors	3,188	2,895
Net revenue	$10,166	$8,116

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

NOTE 4—REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

BIOLASE's board of directors (the "Board"), without further stockholder authorization, may authorize the issuance from time to time of up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, as of March 31, 2022, 180,000 shares were designated as Series G, par value $0.001 per share (“Series G Preferred Stock”) and as of March 31, 2021 18,000 shares were designated as Series F Convertible Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”).

Preferred Stock

Series G Preferred Stock

On March 1, 2022, the Board declared a dividend of one one-thousandth of a share of Series G Preferred Stock per share of BIOLASE common stock outstanding as of March 25, 2022 (as calculated on a pre-Reverse Stock Split basis). The certificate of designation for the Series G Preferred Stock provided that all shares of Series G Preferred Stock not present in person or by proxy at the 2022 annual meeting of BIOLASE stockholders (the “2022 Annual Meeting”) immediately prior to the opening of the polls at the 2022 Annual Meeting would be automatically redeemed (the “Initial Redemption”) and that any outstanding shares of Series G

Preferred Stock that have not been redeemed pursuant to the Initial Redemption would be redeemed in whole, but not in part, (i) if and when ordered by the Board or (ii) automatically upon the effectiveness of the amendment to BIOLASE’s certificate of incorporation effecting the reverse stock split that was subject to the vote at the 2022 Annual Meeting (the “Subsequent Redemption”).

Series F Convertible Preferred Stock

On July 23, 2020, the Company consummated the sale of an aggregate of 18,000 shares of Series F Preferred Stock and 1,800,000 warrants (the “July 2020 Warrants”), with each warrant exercisable for one share of BIOLASE common stock, through a registered rights offering the Company completed on July 22, 2020 (the “Rights Offering”). Each share of Series F Preferred Stock was convertible at the Company’s option at any time on or after July 22, 2021 or at the option of the holder at any time, into the number of shares of BIOLASE common stock determined by dividing the $1,000 stated value per share of the Series F Preferred Stock by a conversion price of $10.00 per share. Each share of Series F Preferred Stock was convertible into 100 shares of common stock, and each July 2020 Warrant entitled the holder thereof to purchase one share BIOLASE common stock at a conversion price of $10.00 per share.

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

The Series F Preferred Stock contained a beneficial conversion feature which resulted in a deemed dividend to preferred stockholders of approximately $2.7 million, upon immediate accretion. Additionally, the July 2020 Warrants were recognized as a discount to the Series F Preferred Stock. Upon conversion, including the conversion described below, this discount was accreted and also recognized as a deemed dividend to preferred stockholders in the amount of $0.2 million, $0.5 million and $14.7 million for the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020, respectively.

The remaining shares of Series F Preferred Stock were converted into shares of BIOLASE common stock in the first quarter of 2022 with none outstanding as of March 31, 2022. Approximately 251 shares of Series F Preferred Stock remained outstanding as of December 31, 2021. On March 3, 2022 the Series F Preferred Stock was eliminated.

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2017, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, directors of the Company, and consultants to the Company. As of March 31, 2022, a total of 124,400 shares have been authorized for issuance under the 2002 Plan, of which approximately 41,000 shares of BIOLASE common stock have been issued pursuant to options that were exercised and restricted stock units ("RSUs") that were vested, approximately 24,000 shares of common stock have been reserved for options that are outstanding, and no shares of common stock remain available for future grants.

2018 Stock Incentive Plan

At the 2018 annual meeting of stockholders, the Company’s stockholders approved the 2018 Long-Term Incentive Plan (as amended effective as of September 21, 2018, May 15, 2019, May 13, 2020, and June 11, 2021, the “2018 Plan”). The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors, and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders.

Under the terms of the 2018 Plan, approximately 971,000 shares of BIOLASE common stock are available for issuance; however, because the increase in the number of authorized shares under the certificate of incorporation was not approved by stockholders at the 2021 annual meeting, only approximately 85,000 shares are available for future grants as of March 31, 2022. As of March 31, 2022, a total of 1.5 million shares of common stock have been authorized for issuance under the 2018 Plan, of which approximately 200,000 shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options and/or settlement of unvested RSUs under the 2018 Plan.

The Company recognized stock-based compensation expense of $0.2 million for the three months ended March 31, 2022, and $0.9 million for the three months ended March 31, 2021. As of March 31, 2022 and 2021, the Company had approximately $0.8 million and $0.7 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that expense to be recognized over a weighted-average period of 1.4 years. As of March 31, 2022 and December 31, 2021, none of the total stock compensation cost related to performance-based awards was recognized as a liability.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cost of revenue	$20	$79
Sales and marketing	99	121
General and administrative	48	615
Engineering and development	42	113
Total	$209	$928

The fair values of stock options granted in the period were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2022	2021
Expected term (years)	—	6.1
Volatility	—%	110%
Annual dividend per share	N/A	N/A
Risk-free interest rate	—%	0.69%

A summary of option activity for the three months ended March 31, 2022 is as follows (in thousands, except per share data):

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value(1)
Options outstanding at December 31, 2021	70	$62.00	7.1	$15
Forfeited, cancelled, or expired	(2)	$78.00
Options outstanding at March 31, 2022	68	$61.75	6.8	$1
Options exercisable at March 31, 2022	65	$63.75	6.7	$—
Vested options expired during the period ended March 31, 2022	—	$—

(1)
The intrinsic value calculation does not include negative values, which can occur when the fair market value on the reporting date is less than the exercise price of the award.

A summary of unvested stock option activity for the three months ended March 31, 2022 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2021	5	$17.50
Granted	—	$—
Vested	(1)	$24.50
Forfeited or cancelled	(1)	$12.75
Unvested options at March 31, 2022	3	$17.25

Fair value disclosures related to grants, exercises and vested options are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Proceeds from stock options exercised	$—	$—
Tax benefit related to stock options exercised (1)	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$—
Weighted-average fair value of options granted per share	$—	$26.75
Total fair value of stock options vested during the period	$14	$21

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

Restricted Stock Units

A summary of unvested RSU activity for the three months ended March 31, 2022 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs at December 31, 2021	94	$15.75
Granted	17	$9.75
Vested	(2)	$24.25
Forfeited or cancelled	(1)	$15.25
Unvested RSUs at March 31, 2022	108	$14.50

Warrants

The Company issues warrants to acquire shares of BIOLASE common stock as approved by the Board.

Western Alliance Warrants

On March 6, 2018, in connection with the execution of a business financing agreement with Western Alliance Bank ("Western Alliance"), the Company issued to Western Alliance warrants (the “Original Western Alliance Warrants”) to purchase up to the number of shares of common stock equal to $120,000 divided by the applicable exercise price at the time such warrants are exercised. The Original Western Alliance Warrants are fully vested and exercisable. The Original Western Alliance Warrants may be exercised with a cash payment from Western Alliance, or, in lieu of a cash payment, Western Alliance may convert the warrants into a number of shares, in whole or in part. The initial exercise price of the warrants was $58.75 per share. On September 27, 2018, the Company entered into the Second Modification Agreement to amend the Original Business Financing Agreement. In connection with the Second Modification Agreement, the Original Western Alliance Warrants were terminated, and the Company issued new warrants (the “Western Alliance Warrants”) to purchase up to the number of shares of common stock equal to $120,000 divided by the exercise price of $53.25, which was the closing price of BIOLASE common stock on September 27, 2018 (as adjusted for the Reverse Stock Split). The Western Alliance Warrants were immediately exercisable and expire on September 27, 2028. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The sale of common stock in the second quarter of 2020 triggered an adjustment to the exercise price to approximately $15.00 per share. The impact of the adjustment to the exercise price was not material.

SWK Warrants

On November 9, 2018, in connection with the Credit Agreement, the Company issued to SWK warrants (the "SWK Warrants") to purchase up to 14,881 shares of BIOLASE common stock. The SWK Warrants were immediately exercisable and expire on November 9, 2026. The initial exercise price of the SWK Warrants was $33.50 per share, which was the average closing price of BIOLASE common stock for the ten trading days immediately preceding November 9, 2018 (as adjusted for the Reverse Stock Split). These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the SWK Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%; and resulted in an estimated fair value of $0.4 million.

In November 2019, these warrants were consolidated and the exercise price was adjusted to $25.00 per share in connection with an amendment to the Credit Agreement, and in March 2020, the exercise price was adjusted a second time to $12.25. The impact of both reprice events was de minimis to the consolidated financial statements. In connection with the Fifth Amendment, the Company entered into a Third Amendment to the SWK Warrant Agreement. Under this amendment, the Company granted to SWK 2,551 additional common stock warrants at an exercise price of approximately $9.75. All other terms and conditions to the additional warrants were the same as those previously granted. The Company also revised the exercise price of the 19,488 common stock warrants held by SWK to $9.75. The Company measured the fair value of the 2,551 warrants granted using the Black-Scholes option-pricing model. The fair value of the additional warrants and the aggregate impact of the exercise price adjustments in previous amendments to the Warrant Agreement were less than $0.1 million and not material to the consolidated financial statements. Due to the repricing that occurred in the second quarter of 2020, the down round features of these warrants was not triggered by the Company’s June 2020 sale of common stock.

DPG Warrants

On November 14, 2018, in connection with the SWK Loan, the Company paid a finder’s fee to Deal Partners Group ("DPG") of $0.4 million cash and issued warrants to purchase up to 11,194 shares of BIOLASE common stock (the “DPG Warrants”). The DPG Warrants were exercisable immediately, and expire on November 9, 2026. The initial exercise price of the DPG Warrants was $33.50, which was the average closing price of the Company’s common stock for the ten trading days immediately preceding November 9, 2018 (as adjusted for the Reverse Stock Split). These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the DPG Warrants of $0.3 million was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%. In May 2019 the Company issued 5,989 warrants to purchase common stock at a weighted average exercise price of $54.25 to SWK and DPG.

In November 2019, the exercise price of the DPG Warrants issued on November 14, 2018 was adjusted from $33.50 per share to $22.00 per share and the exercise price of the DPG Warrants issued on May 7, 2019 was adjusted from $54.25 per share to $35.50 per share. The impact of the reprice was de minimis to the unaudited consolidated financial statements. The June 2020 sale of common stock triggered the down round features of these warrants, and in August 2020, the Company adjusted the exercise price of these warrants to $15.50 and $9.50 per share. The impact of this reprice was not material.

The value of both the SWK Warrants and the DPG Warrants was recognized as a discount on the SWK Loan and is being amortized on a straight-line basis which approximates the effective-interest method, over the loan term of five years. Additionally, based on the adoption of ASU 2017-11 in the fourth quarter of 2018, these warrants are classified as equity in the consolidated balance sheet as of March 31, 2022 and December 31, 2021.

A summary of warrant activity for the three months ended March 31, 2022 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2021	714	$20.00
Granted or Issued	—	$—
Exercised	—	$—
Forfeited, cancelled, or expired	—	$—
Warrants outstanding at March 31, 2022	714	$20.00
Warrants exercisable at March 31, 2022	714	$20.00
Vested warrants expired during the period ended March 31, 2022	—	$—

Phantom Awards and Stock Appreciation Rights

During the three months ended March 31, 2022, the Company issued approximately 11,000 phantom RSUs in lieu of stock-settled RSUs historically granted for leadership bonuses and non-employee director service. During the year ended December 31, 2021, the Company issued approximately 400,000 phantom RSUs. The phantom RSUs have either time-based or performance-based vesting conditions and could be settled in cash in 2024 with the Company's option to settle the award in BIOLASE common stock at the sole discretion of the Board. These phantom RSUs are included as a component of long-term liability on the consolidated balance sheet and are not considered stock-based compensation due to the cash-settlement feature of the award and limitation on the number of remaining shares authorized for issuance as of March 31, 2022. If at any time the determination is made to settle the phantom RSUs in BIOLASE common stock, the awards will be included as a component of additional paid-in capital on the consolidated balance sheet. The expense recognized during the three months ended March 31, 2022 was $0.1 million and is included in long-term liabilities on the consolidated balance sheet with a balance of $0.3 million as of March 31, 2022 and December 31, 2021, respectively.

During the year ended December 31, 2021, the Company issued approximately 40,000 stock appreciation rights ("SARs") in lieu of stock-settled RSUs historically granted for non-employee director service. Upon exercise, the SARs could be settled in cash with the Company's option to settle in BIOLASE common stock at the sole discretion of the Board. These SARS are included in accrued liabilities on the consolidated balance sheet and are not considered stock-based compensation due to the cash-settlement feature of the award and limitation on the number of remaining shares authorized for issuance as of March 31, 2022. If at any time the determination is made to settle in BIOLASE common stock, the awards will be included as a component of additional paid-in capital on the consolidated balance sheet. The expense recognized during the three months ended March 31, 2022 was $0.2 million and is included in accrued liabilities on the consolidated balance sheet with a balance of $0.5 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively.

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

Outstanding stock options, RSUs, and warrants to purchase approximately 0.9 million and 2.7 million shares were not included in the calculation of diluted loss per share amounts for the periods ended March 31, 2022 and March 31, 2021, respectively, as their effect would have been anti-dilutive. Also excluded in the calculation of diluted loss per share amount for the three months ended March 31, 2021, are the 670,000 shares of BIOLASE common stock issuable upon conversion of the 268 shares of Series F Preferred Stock outstanding as of March 31, 2021.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$6,659	$4,444
Work-in-process	5,638	1,726
Finished goods	2,314	6,759
Inventory	$14,611	$12,929

Inventory has been reduced by estimates for excess and obsolete amounts totaling $1.0 million as of March 31, 2022 and December 31, 2021.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2022	2021
Building	$207	$211
Leasehold improvements	98	89
Equipment and computers	8,202	8,150
Furniture and fixtures	475	471
Construction in progress	268	31
Total	9,250	8,952
Accumulated depreciation and amortization	(8,167)	(8,049)
Property, plant, and equipment, net before land	1,083	903
Land	161	164
Property, plant, and equipment, net	$1,244	$1,067

Depreciation and amortization expense related to property, plant, and equipment totaled $0.1 million for the three months ended March 31, 2022 and $0.1 million three months ended March 31, 2021.

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of September 30, 2021 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment tests if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. No events have occurred since September 30, 2021 through the date of these unaudited consolidated financial statements that would trigger further impairment testing of the Company’s intangible assets and goodwill.

As of March 31, 2022 and December 31, 2021, the Company had goodwill of $2.9 million. As of March 31, 2022 and December 31, 2021, all intangible assets have been fully amortized and no amortization expense was recognized during the three months ended March 31, 2022 and 2021.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2022	2021
Payroll and benefits	$3,279	$3,969
Settlement accrual	—	805
Warranty accrual, current portion	626	565
Lease liability	532	405
Taxes	355	558
Accrued professional services	389	275
Accrued insurance premium	341	600
Other	505	1,099
Accrued liabilities	$6,027	$8,276

The Coronavirus Aid, Relief, and Economic Security Act the ("CARES Act") allows employers to defer the deposit and payment of the employer's share of Social Security taxes from payroll periods through December 31, 2020. Under the CARES Act, the Company had deferred payments of $0.2 million outstanding as of March 31, 2022 and December 31, 2021. The deferred liability is included in accrued payroll and benefits.

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties are included within accrued liabilities and were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Balance, beginning of period	$1,086	$1,132
Provision for estimated warranty cost	551	664
Warranty expenditures	(499)	(400)
Balance, end of period	1,138	1,396
Less: long-term portion of warranty accrual	512	297
Current portion of warranty accrual	$626	$1,099

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

In North America and select international locations, the Company sells extended warranty contracts to its laser systems end-users that cover the period after the expiration of the Company's standard warranty coverage for its laser systems. Extended warranty coverage provided under the Company's service contracts varies by the type of system and the level of service desired by the customer. Products or accessories remanufactured, refurbished, or sold by unauthorized parties, voids all warranties in place for such products and exempts the Company from liability issues relating to the use of such products.

NOTE 9—DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	March 31,	December 31,
	2022	2021
SWK Loan	$14,300	$14,300
EIDL Loan	150	150
Discount and debt issuance costs on SWK Loan	(784)	(847)
Total	13,666	13,603
Current term loans, net of discount	—	—
Non current term loans, net of discount	$13,666	$13,603

The Company recognized approximately $0.4 million and $0.6 million in interest expense for the three months ended March 31, 2022 and 2021, respectively. The weighted-average interest rate as of March 31, 2022 was 10.25%.

The future minimum principal and interest payments as of March 31, 2022 are as follows (in thousands):

	Principal	Interest (1)
Remainder of 2022	$—	$1,113
2023	2,100	1,440
2024	2,800	1,170
2025	9,400	1,859
2026	—	9
2027 and thereafter	150	89
Total future payments	$14,450	$5,680

(1) Estimated using London Interbank Bank Offered Rate (“LIBOR”) as of March 31, 2022

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (the “Credit Agreement”) with SWK Funding LLC (“SWK”), pursuant to which the Company has borrowed $14.3 million (“SWK Loan”) as of March 31, 2022. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement and subsequent amendments as discussed in the Company’s 2021 Form 10-K, repayment of the SWK Loan is interest-only through May 2023, paid quarterly with the option to extend the interest-only period. Principal repayments begin in May 2023 and will be approximately $0.7 million quarterly until the SWK Loan matures in May 2025. The loan bears interest of 9% plus a LIBOR floor of 1.25% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists.

As of March 31, 2022, the Company was in compliance with debt covenants of the Credit Agreement.

EIDL Loan

On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $150,000, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75%, per annum and installment payments, including principal and interest, are due monthly beginning in July 2021 and are payable through July 2050. In April 2021, the SBA announced that it was extending the first payment due date for all loans until 2022, or 24 months from the loan execution date. In March 2022, the SBA announced that it was extending the first payment due date for all loans an additional six months, or 30 months from the loan execution date. The Company is obligated to begin making payments on the EIDL Loan starting in November 2022. Fixed payments are first applied to any accrued interest.

Pacific Mercantile Bank

On October 28, 2019, the Company entered into a loan and security agreement (the “Loan Agreement”) with Pacific Mercantile Bank, as lender (“PMB”), which provides for a revolving line of credit (the “PMB Loan”) in a maximum principal amount not to exceed the lesser of (i) $3 million or (ii) the sum of 90% of the Eligible Accounts (as defined in the Loan Agreement) plus 75% of the Eligible Inventory (as defined in the Loan Agreement, and subject to certain limitations set forth therein); provided that the maximum principal amount of the PMB Loan may be reduced from time to time in PMB’s good faith business judgment as set forth in the Loan Agreement. Borrowings under the PMB Loan may be used for working capital. The PMB Loan matured on October 28, 2021

As of March 31, 2021 the Company had no borrowings outstanding and unused availability under the PMB Loan of approximately $2.2.

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

On January 22, 2020, the Company entered into a five-year real property lease agreement for an approximately 11,000 square foot facility in Corona, California and moved its manufacturing operations. The lease commenced on July 1, 2020. On December 10, 2021, the Company entered a lease for an additional 15,000 square feet at its facility in Corona, California. This additional lease commenced on February 1, 2022 and expires on June 30, 2025.

On February 4, 2020, the Company also entered into a 66-month real property lease agreement for office space of approximately 11,000 square feet of office space in Lake Forest, California. The lease commenced on July 1, 2020.

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash paid for operating lease liabilities	$66	$66
Right-of-use assets obtained in exchange for new operating lease obligations	$444	$1,890
Weighted-average remaining lease term	3.4 years	4.5 years
Weighted-average discount rate	12.3%	12.3%

Lease expense consists of payments for real property, office copiers, and IT equipment. The Company recognizes payments for non-lease components such as common area maintenance in the period incurred. As of March 31, 2022, the Company had no significant leases that had not commenced.

The Company allocates lease cost amongst lease and non-lease components. The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of March 31, 2022 for leases that have commenced are as follows (in thousands):

March 31,
Remainder of 2022	$774
2023	784
2024	724
2025	429
2026 and thereafter	—
Total future minimum lease obligations	2,711
Less imputed interest	(517)
Total lease liabilities	$2,194

Current operating lease liabilities, included in accrued liabilities	$532
Non current lease liabilities	1,662
Total lease liabilities	$2,194

As of March 31, 2022, right-of-use assets were $2.1 million and lease liabilities were $2.2 million.

Rent expense totaled $0.2 million for the three months ended March 31, 2022 and 2021.

Future minimum rental commitments under lease agreements, as of March 31, 2022, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

Year Ended
December 31,
Remainder of 2022	$577
2023	786
2024	775
2025	573
2026 and thereafter	—
Total future minimum lease obligations	2,711
Less imputed interest	(517)
Total lease liabilities	$2,194

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

On January 25, 2019 (the “Effective Date”), BIOLASE entered into a settlement agreement (the “CAO Settlement Agreement”) with CAO. Pursuant to the CAO Settlement Agreement, CAO agreed to dismiss with prejudice the lawsuits filed by CAO against the Company in April 2012 and January 2018. In addition, CAO granted to the Company and its affiliates a non-exclusive, non-transferable (except as provided in the CAO Settlement Agreement), royalty-free, fully-paid, worldwide license to the licensed patents for use in the licensed products and agreed not to sue the Company, its affiliates or any of its manufacturers, distributors, suppliers or customers for use of the licensed patents in the licensed products, and the parties agreed to a mutual release of claims. The Company agreed (i) to pay to CAO, within five days of the Effective Date, $500,000 in cash, (ii) to issue to CAO, within 30 days of the Effective Date, 20,000 restricted shares of BIOLASE common stock (the “Stock Consideration”), and (iii) to pay to CAO, within 30 days of December 31, 2021, an amount in cash equal to the difference (if positive) between $1,000,000 and the value of the Stock Consideration on December 31, 2021. The Stock Consideration vested and became transferrable on December 31, 2021, subject to the terms of a restricted stock agreement entered into between the parties. The Company considered this a Type I subsequent event and recognized a $1.5 million contingent loss on patent litigation settlement in its consolidated statement of operations for the year ended December 31, 2018. In January 2019, the Company paid CAO $500,000 in cash. On January 31, 2019, the case was dismissed with prejudice. During the three-month period ended March 31, 2019, the Company recorded an additional loss on patent litigation of $0.2 million which represented the change in fair value of the restricted stock to be issued to CAO at March 31, 2019. Subsequent to March 31, 2019, the Company reversed the additional loss commensurate with the fluctuations in the Company’s share price. In August 2020, the Company signed a Letter Agreement to terminate the Manufacturing Agreement and purchase from CAO raw materials and other inventory held by CAO as part of the original CAO Settlement Agreement. During the year ended December 31, 2021, the Company recorded an additional loss on patent litigation of $0.3 million which represented the change in fair value of the liability to be paid to CAO.

In February 2021, the Company issued 20,000 restricted shares of common stock in satisfaction of its obligation to issue the Stock Consideration to CAO under the CAO Settlement Agreement and reduced the accrued liability to $0.6 million. As of December 31, 2021, the remaining accrued liability related to the CAO Settlement Agreement was included in current accrued liabilities in the amount of $0.8 million. In January 2022, the Company paid all amounts due to CAO and removed the liability.

NOTE 12—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three months ended March 31, 2022, sales to customers in the United States accounted for approximately 69% of net revenue and international sales accounted for approximately 31% of net revenue. For the three months ended March 31, 2021, sales to customers in the United States accounted for approximately 64% of net revenue and international sales accounted for approximately 36% of net revenue. No individual country, other than the United States, represented more than 10% of total net revenue during the three months ended March 31, 2022 or 2021.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
United States	$6,978	$5,221
International	3,188	2,895
Total net revenue	$10,166	$8,116

Property, plant, and equipment by geographic location was as follows (in thousands):

	March 31,	December 31,
	2022	2021
United States	$983	$797
International	261	270
Total	$1,244	$1,067

NOTE 13—CONCENTRATIONS

Revenue from the Company’s products are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2022		2021
Laser systems	$6,335	62.3%	$4,898	60.3%
Consumables and other	$2,710	26.7%	2,237	27.6%
Services	$1,121	11.0%	981	12.1%
Total net revenue	$10,166	100.0%	$8,116	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three months ended March 31, 2022 or 2021.

The Company maintains its cash and cash equivalents in money market investment accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at March 31, 2022 and December 31, 2021.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three months ended March 31, 2022 and 2021. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three months ended March 31, 2022, the Company recorded an income tax provision of $17,000, resulting in an effective tax rate of 0.4%. During the three months ended March 31, 2021, the Company recorded an income tax provision of $60,000, resulting in an effective tax rate of 0.9%. The income tax provisions and benefit for the three months ended March 31, 2022 and 2021 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

NOTE 15—SUBSEQUENT EVENTS

On April 28, 2022, both the Initial Redemption and the Subsequent Redemption occurred. As a result, no shares of Series G Preferred Stock remain outstanding.

At the 2022 Annual Meeting, BIOLASE stockholders approved an amendment to BIOLASE’s Restated Certificate of Incorporation, as amended, to effect a reverse stock split of BIOLASE common stock, at a ratio ranging from one-for-two (1:2) to one-for-twenty-five (1:25), with the final ratio to be determined by the Board. Immediately after the 2022 Annual Meeting, the Board approved a one-for-twenty-five (1:25) reverse stock split of the outstanding shares of BIOLASE common stock (the “Reverse Stock Split”). On April 28, 2022, BIOLASE filed an amendment to its Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, effective as of 11:59 p.m. on April 28, 2022. The Amendment did not change the authorized shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2021 (the “2021 Form 10-K”).

In addition to historical information, this discussion and analysis contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks, uncertainties, and assumptions, which could cause actual results to differ materially from management's expectations. Such forward-looking statements include statements, predictions, or expectations regarding expected investment activities, future liquidity, potential collaborations, market opportunities, plans with respect to products and services, future demand for improved dental care and dental laser equipment, seasonality and the reasons therefor, operating and other expenses, anticipated cash needs, our strategy and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “outlook,” “potential,” “plan,” “seek,” “forecast,” and similar expressions and variations or the negatives of these terms or other comparable terminology.

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
•
failure to meet covenants in the Credit Agreement, dated as of November 9, 2018 (as amended from time to time, the “Credit Agreement”), by and between BIOLASE and SWK Funding LLC and related risks of foreclosure triggered by an event of default under the Credit Agreement;
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
•
our failure to comply with continued listing requirements of the NASDAQ Capital Market; and
•
risks relating to ownership of our common stock, including high volatility, and dilution.

Further information about factors that could materially affect the Company, including our results of operations and financial condition, is contained under “Risk Factors” in Item 1A in the 2021 Form 10-K. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is the only effective, safe solution to preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We also offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. As of March 31, 2022 we had approximately 301 issued and 32 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through December 31, 2021, we sold over 43,300 laser systems in over 80 countries around the world.

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

The Company experienced revenue growth of 25% for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to the negative impact of COVID-19 during the first quarter of 2021 and high demand from new users for the Company's dental lasers. The Company is currently forecasting revenue for fiscal year 2022 to be significantly above fiscal year 2021, as the Company's strategy described above continues to generate sales to new customers.

To educate providers and increase patient access to our products, over the past 18 months, we have formed specialist training programs focused on expanding awareness of the benefits of our dental lasers among dental specialists. For example, during the second quarter of 2021, we launched the Waterlase Pediatric Dental Academy (the "WPDA") for pediatric dentists. This program provides clinicians with an immersive training experience through peer-led learning and best practice sharing to help ensure appropriate use of Waterlase technology in clinical practices. During the first quarter of 2021, we also launched an innovative and first-of-its-kind training program in the periodontal community. This program fosters peer-led learning about dental lasers from leading clinicians, featuring online meetings and case reviews by experts in the field. Additionally, during the fourth quarter of 2020, we launched the Waterlase Endo Academy, a community of leading endodontists dedicated to improving patient outcomes with new technology, and announced a collaboration with Einstein Healthcare Network’s Residency in Endodontics to train endodontics residents in the use of Waterlase dental lasers. In the fourth quarter of 2021, we launched the Epic Hygiene Academy which seeks to bring together leaders in the dental hygiene profession to provide improved continuing education in delivering superior patient care through laser technology.

In 2021, we designed, developed, received FDA clearance for and began production of a laser using our proprietary Er,Cr:YSGG laser technology in partnership with EdgeEndo, a leading endodontic company. The EdgePro is a state-of-the-art microfluidic irrigation device designed to clean and disinfect root canals. The partnership with EdgeEndo is our first exclusive OEM agreement.

Recent Developments

Reverse Stock Split

On April 28, 2022, BIOLASE’s stockholders approved a proposal at BIOLASE’s 2022 annual meeting of stockholders (the “2022 Annual Meeting”) further amending BIOLASE’s Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of BIOLASE common stock, par value $0.001 per share, at a ratio between one-for-two

(1:2) and one-for-twenty-five (1:25), without reducing the authorized number of shares of BIOLASE common stock. Following the 2022 Annual Meeting, BIOLASE’s board of directors approved a final split ratio of one-for-twenty-five (1:25). Following such approval, the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the reverse stock split, with an effective time of 11:59 p.m. Eastern Time on April 28, 2022. Except as the context otherwise requires, all common stock share numbers and common stock share price amounts in this Part II, Item 2 of this Form 10-Q have been adjusted to reflect the reverse stock split.

Series G Preferred Stock

On March 1, 2022, the Board declared a dividend of one one-thousandth of a share of Series G Preferred Stock, par value $0.001 per share (“Series G Preferred Stock”), for each outstanding share of Company common stock, par value $0.001 per share (“Common Stock”), to stockholders of record at 5:00 p.m. Eastern Time on March 25, 2022 (as calculated on a pre-Reverse Stock Split basis). The certificate of designation for the Series G Preferred Stock provided that all shares of Series G Preferred Stock not present in person or by proxy at the 2022 Annual Meeting immediately prior to the opening of the polls at the 2022 Annual Meeting will be automatically redeemed (the “Initial Redemption”) and that any outstanding shares of Series G Preferred Stock that have not been redeemed pursuant to the Initial Redemption will be redeemed in whole, but not in part, (i) if and when ordered by the Board or (ii) automatically upon the effectiveness of the amendment to BIOLASE’s certificate of incorporation effecting the reverse stock split that was subject to the vote at the 2022 Annual Meeting (the “Subsequent Redemption”). On April 28, 2022, both the Initial Redemption and the Subsequent Redemption occurred. As a result, no shares of Series G Preferred Stock remain outstanding.

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

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2021 Form 10-K. There have been no significant changes during the three months ended March 31, 2022 in our critical accounting policies from those disclosed in Item 7 of the 2021 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited operating results, expressed in thousands and as percentages of net revenue:

	Three Months Ended
	March 31,
	2022		2021
Net revenue	$10,166	100.0%	$8,116	100.0%
Cost of revenue	5,437	53.5%	5,375	66.2%
Gross profit	4,729	46.5%	2,741	33.8%
Operating expenses:
Sales and marketing	4,814	47.4%	3,553	43.8%
General and administrative	2,577	25.3%	3,358	41.4%
Engineering and development	1,544	15.2%	1,803	22.2%
Loss on patent litigation settlement	—	0.0%	89	1.1%
Total operating expenses	8,935	87.9%	8,803	108.5%
Loss from operations	(4,206)	(41.4)%	(6,062)	(74.7)%
Non-operating loss, net	(553)	(5.4)%	(779)	(9.6)%
Loss before income tax provision	(4,759)	(36.0)%	(6,841)	(84.3)%
Income tax provision	(17)	(0.2)%	(60)	(0.7)%
Net loss	$(4,776)	(35.8)%	$(6,901)	(85.0)%

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation and amortization, patent litigation settlements, stock-based and other non-cash compensation, and the change in allowance for doubtful accounts. Management uses adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by us may be different from similarly named non-GAAP financial measures used by other companies.

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Three Months Ended
	March 31,
	2022	2021
GAAP net loss attributable to common stockholders	$(4,993)	$(7,433)
Deemed dividend on convertible preferred stock	217	532
GAAP net loss	$(4,776)	$(6,901)
Adjustments:
Interest expense, net	433	575
Income tax provision	17	60
Depreciation and amortization	117	85
Change in allowance for doubtful accounts	84	(106)
Loss on patent litigation settlement	—	89
Stock-based and other non-cash compensation	209	928
Adjusted EBITDA	$(3,916)	$(5,270)

Comparison of Results of Operations

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Net Revenue: The following table summarizes our unaudited net revenue by category, including each category’s percentage of our total revenue, for the three months ended March 31, 2022 and 2021, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended
	March 31,				Amount	Percent
	2022		2021		Change	Change
Laser systems	$6,335	62.3%	$4,898	60.3%	$1,437	29.3%
Consumables and other	2,710	26.7%	2,237	27.6%	473	21.1%
Services	1,121	11.0%	981	12.1%	140	14.3%
Net revenue	$10,166	100.0%	$8,116	100.0%	$2,050	25.3%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended March 31, 2022 and 2021, as well as the amount of change and percentage of change in each geographic revenue category (dollars in thousands):

	Three Months Ended
	March 31,				Amount	Percent
	2022		2021		Change	Change
United States	$6,978	68.6%	$5,221	64.3%	$1,757	33.7%
International	3,188	31.4%	2,895	35.7%	293	10.1%
Net revenue	$10,166	100.0%	$8,116	100.0%	$2,050	25.3%

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

Total net revenue increased by $2.1 million, or 25%, during the three months ended March 31, 2022 as compared to the same period in 2021 primarily due to an increase in Waterlase sales to new customers and specialists. In the U.S., net revenue increased by $1.8 million, or 34%, for the three months ended March 31, 2022 as compared to the same period in 2021. Outside the U.S., net revenue increased by $0.3 million, or 10%, during the three months ended March 31, 2022 as compared to the same period in 2021. We believe patient volume in many countries outside the U.S. are still lagging from their pre-COVID-19 levels, but are improving.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended March 31, 2022 and 2021, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	March 31,				Amount	Percent
	2022		2021		Change	Change
Net revenue	$10,166	100.0%	$8,116	100.0%	$2,050	25.3%
Cost of revenue	5,437	53.5%	5,375	66.2%	62	1.2%
Gross profit	$4,729	46.5%	$2,741	33.8%	$1,988	72.5%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the three months ended March 31, 2022, was $4.7 million, or 47% of net revenue, an increase of approximately $2.0 million, or 73%, as compared with gross profit of $2.7 million, or 34% of net revenue, for the same period in 2021. The increase in gross profit is commensurate with the increase in sales, the favorable absorption of fixed expenses, higher average selling prices, and the effect of an increase in the percentage of our revenue generated in the U.S., where margins are greater than our international business.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the three months ended March 31, 2022 and 2021, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	March 31,				Amount	Percent
	2022		2021		Change	Change
Sales and marketing	$4,814	47.4%	$3,553	43.8%	$1,261	35.5%
General and administrative	2,577	25.3%	3,358	41.4%	(781)	-23.3%
Engineering and development	1,544	15.2%	1,803	22.2%	(259)	-14.4%
Loss on patent litigation settlement	—	—%	89	1.1%	(89)	-100.0%
Total operating expenses	$8,935	87.9%	$8,803	108.5%	$132	1.5%

Sales and Marketing Expense. Sales and marketing expenses during the three months ended March 31, 2022 increased by $1.3 million, or 36%, as compared to the same period in 2021. This increase is primarily due to $0.4 million in sales commission and $0.4 million in increased travel and trade show related expenses incurred in the first quarter of 2021.

General and Administrative Expense. General and administrative expenses during the three months ended March 31, 2022 decreased by $0.8 million, or 23%, compared to the same period in 2021. This decrease is primarily due to $0.6 million decrease in compensation costs and $0.4 million decrease in severance expense.

Engineering and Development Expense. Engineering and development expenses during the three months ended March 31, 2022 decreased by $0.3 million, or 14%, compared to the same period in 2021. This decrease is primarily due to a $0.3 million decrease in legal and consulting fees.

Non-Operating Income (Loss)

Loss on Foreign Currency Transactions. We realized an approximately $0.1 million loss on foreign currency transactions during the three months ended March 31, 2022 compared to an approximately $0.2 million loss on foreign currency transactions during the three months ended March 31, 2021, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $0.4 million during the three months ended March 31, 2022 compared to $0.6 million for the same period in 2021.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes for the three months ended March 31, 2022 was consistent with the same period in 2021. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $4.8 million for the three months ended March 31, 2022 compared to a net loss of $6.9 million for the three months ended March 31, 2021.

Liquidity and Capital Resources

At March 31, 2022, we had approximately $21.6 million in cash and cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in cash and cash equivalents from December 31, 2021 was primarily due to a net loss of $4.8 million and net decrease in operating assets and liabilities of $3.8 million during the three months ended March 31, 2022.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash flows used in operating activities	$(8,021)	$(6,499)
Net cash flows used in investing activities	(304)	(8)
Net cash flows provided by financing activities	—	29,825
Effect of exchange rate changes	(41)	(148)
Net change in cash, cash equivalents and restricted cash	$(8,366)	$23,170

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the three months ended March 31, 2022 totaled $8.0 million and was primarily comprised of our net loss of $4.8 million, and a net decrease in operating assets and liabilities of $3.8 million. The net decrease in our operating assets and liabilities was primarily due to a $1.7 million increase in inventory as we have increased inventory levels to try to mitigate the impact of supply disruptions from potential product shortages and delivery delays due to COVID-19, a $1.1 million increase in accounts receivable, and a $1.0 million decrease in accounts payable and accrued liabilities from the payment of the patent litigation accrual.

In January 2022, the Company paid all amounts due to CAO and removed the liability.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 totaled $0.3 million and was comprised of the purchase of property, plant, and equipment. We expect cash flows from investing activities to increase somewhat through the remainder of 2022 due to the completion of our new training facility.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 totaled $0.0 million.

Effect of Exchange Rate

The $41 thousand effect of exchange rate on cash for the three months ended March 31, 2022 was due to recognized loss on foreign currency transactions, primarily driven by changes in the Euro during the period.

Future Liquidity Needs

As of March 31, 2022, we had working capital of approximately $30.7 million. Our principal sources of liquidity as of March 31, 2022 consisted of approximately $21.6 million in cash and cash equivalents and $5.2 million of net accounts receivable.

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

Term Loan

The information set forth in Part I, Item 1, Note 9 – Debt – Term Loan is hereby incorporated herein by reference.

EIDL Loan

The information set forth in Part I, Item 1, Note 9 – Debt – EIDL Loan is hereby incorporated herein by reference.

Equity Offering

On February 10, 2021, BIOLASE issued and sold in an underwritten bought deal offering an aggregate of 560,000 shares of common stock at a price of $25.75 per share less underwriting discounts and commissions. The Company received gross proceeds of approximately $14.4 million before deducting underwriting discounts and commissions and estimated offering expenses.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of such proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2022, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K. The risks and uncertainties described in the 2021 Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Fifth Amendment to Restated Certificate of Incorporation		8-K	05/28/2020	3.1	06/01/2020

3.1.7	Sixth Amendment to Restated Certificate of Incorporation		8-K	04/28/2022	3.1	05/02/2022

3.1.8	Certificate of Designation of Series G Preferred Stock		8-A	03/01/2022	3.1	03/03/2022

3.1.9	Certificate of Elimination of Series D, Series E and Series F Preferred Stock of the Registrant		8-K	03/01/2022	3.3	03/03/2022

3.2	Eighth Amended and Restated Bylaws of the Registrant adopted on March 1, 2022		8-K	03/01/2022	3.1	03/03/2022

4.1	Form of Warrant issued on July 15, 2020		8-K	07/15/2020	4.2	07/22/2020

31.1	Certification pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

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

BIOLASE, INC.
(Registrant)

May 12, 2022	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
President and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)