Form 10-Q
period 2022-06-30
BIOLASE, INC
filed 2022-08-11
CIK 811240

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2022

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

As of August 4, 2022, the registrant had 6,854,771 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$19,549	$29,972
Restricted cash	—	203
Accounts receivable, less allowance of $2,286 and $2,154 as of June 30, 2022 and December 31, 2021, respectively	6,081	4,238
Inventory	16,573	12,929
Prepaid expenses and other current assets	2,064	2,012
Total current assets	44,267	49,354
Property, plant, and equipment, net	1,373	1,067
Goodwill	2,926	2,926
Right of use asset	2,047	1,717
Other assets	241	220
Total assets	$50,854	$55,284
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,961	$3,309
Accrued liabilities	6,498	8,276
Deferred revenue, current portion	2,492	2,259
Total current liabilities	13,951	13,844
Deferred revenue	325	329
Warranty accrual	431	521
Non current term loans, net of discount	12,730	13,603
Non current operating lease liability	1,592	1,449
Other liabilities	210	330
Total liabilities	29,239	30,076
Commitments and contingencies — Note 11
Stockholders' equity:
Series F Preferred stock, par value $0.001 per share; 18 shares authorized, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	34
Common stock, par value $0.001 per share; 180,000 shares authorized, 6,857 and 6,149 shares issued and 6,855 and 6,147 shares outstanding as of June 30, 2022 and December 31, 2021, respectively— Note 1	7	6
Additional paid-in capital	300,414	293,325
Accumulated other comprehensive loss	(886)	(623)
Accumulated deficit	(277,920)	(267,534)
Total stockholders' equity	21,615	25,208
Total liabilities, redeemable preferred stock and stockholders' equity	$50,854	$55,284

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenue	$12,235	$9,134	$22,401	$17,250
Cost of revenue	7,094	5,093	12,531	10,469
Gross profit	5,141	4,041	9,870	6,781
Operating expenses:
Sales and marketing	5,402	3,311	10,216	6,864
General and administrative	3,141	2,779	5,717	6,134
Engineering and development	1,653	1,162	3,197	2,966
Loss on patent litigation settlement	—	72	—	161
Total operating expenses	10,196	7,324	19,130	16,125
Loss from operations	(5,055)	(3,283)	(9,260)	(9,344)
Gain (loss) on foreign currency transactions	(103)	69	(223)	(136)
Interest expense, net	(430)	(582)	(863)	(1,157)
Gain on debt forgiveness	—	3,014	—	3,014
Non-operating income (loss), net	(533)	2,501	(1,086)	1,721
Loss before income tax provision	(5,588)	(782)	(10,346)	(7,623)
Income tax (provision) benefit	(23)	80	(40)	20
Net loss	(5,611)	(702)	(10,386)	(7,603)
Other comprehensive loss items:
Foreign currency translation adjustments	(222)	65	(263)	(83)
Comprehensive loss	$(5,833)	$(637)	$(10,649)	$(7,686)

Net loss	$(5,611)	$(702)	$(10,386)	$(7,603)
Deemed dividend on convertible preferred stock	—	(6)	(217)	(538)
Net loss attributable to common stockholders	$(5,611)	$(708)	$(10,603)	$(8,141)

Net loss per share attributable to common stockholders:
Basic and Diluted - Note 1	$(0.91)	$(0.12)	$(1.72)	$(1.43)
Shares used in the calculation of net loss per share:
Basic and Diluted - Note 1	6,192	6,027	6,176	5,708

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Mezzanine Equity		Stockholders' Equity
	Series G Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Series F Convertible Preferred Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Loss	Deficit	Equity
Balances, March 31, 2022	154	$—	6,176	$6	$293,567	—	$—	$(664)	$(272,310)	$20,599
Sale of common stock, net of fees	—	—	679	1	5,848	—	—	—	—	5,849
Redemption of Series G Redeemable Preferred Stock	(154)	—	—	—	—	—	—	—	—	—
Issuance of stock from RSUs, net	—	—	2	—	—	—	—	—	—	—
Liability award reclass	—	—	—	—	596	—	—	—	—	596
Stock-based compensation	—	—	—	—	403	—	—	—	—	403
Net loss	—	—	—	—	—	—	—	—	(5,611)	(5,611)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(222)	—	(222)
Balances, June 30, 2022	—	$—	6,857	$7	$300,414	—	$—	$(886)	$(277,920)	$21,615

Balances, December 31, 2021	—	$—	6,149	$6	$293,325	—	$34	$(623)	$(267,534)	$25,208
Sale of common stock, net of fees	—	—	679	1	5,848	—	—	—	—	5,849
Issuance of Series G Redeemable Preferred Stock	154	—	—	—	—	—	—	—	—	—
Redemption of Series G Redeemable Preferred Stock	(154)	—	—	—	—	—	—	—	—	—
Conversion of Series F Convertible Preferred Stock	—	—	25	—	251	—	(251)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	(217)	—	217	—	—	—
Issuance of stock from RSUs, net	—	—	4	—	—	—	—	—	—	—
Liability award reclass	—	—	—	—	596	—	—	—	—	596
Stock-based compensation	—	—	—	—	611	—	—	—	—	611
Net loss	—	—	—	—	—	—	—	—	(10,386)	(10,386)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(263)	—	(263)
Balances, June 30, 2022	—	$—	6,857	$7	$300,414	—	$—	$(886)	$(277,920)	$21,615

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Series F Convertible Preferred Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Amount	Shares	Amount	Loss	Deficit	Equity
Balances, March 31, 2021	5,977	$6	$292,284	—	$36	$(533)	$(258,277)	$33,516
Sale of common stock	—	—	(1)	—	—	—	—	(1)
Conversion of Series F Convertible Preferred Stock	1	—	7	—	(7)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	(6)	—	6	—	—	—
Issuance of stock from RSUs, net	70	—	—	—	—	—	—	—
Stock-based compensation	—	—	366	—	—	—	—	366
Exercise of common stock warrants	1	—	12	—	—	—	—	12
Net loss	—	—	—	—	—	—	(702)	(702)
Foreign currency translation adjustment	—	—	—	—	—	65	—	65
Balances, June 30, 2021	6,049	$6	$292,662	—	$35	$(468)	$(258,979)	$33,256

Balances, December 31, 2020	3,908	$4	$261,667	1	$118	$(385)	$(251,376)	$10,028
Sale of common stock	560	1	13,290	—	—	—	—	13,291
Issuance of common stock for settlement of liability	20	—	510	—	—	—	—	510
Conversion of Series F Convertible Preferred Stock	62	—	621	(1)	(621)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	(538)	—	538	—	—	—
Issuance of stock from RSUs, net	71	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,062	—	—	—	—	2,062
Exercise of common stock warrants	1,428	1	15,050	—	—	—	—	15,051
Net loss	—	—	—	—	—	—	(7,603)	(7,603)
Foreign currency translation adjustment	—	—	—	—	—	(83)	—	(83)
Balances, June 30, 2021	6,049	$6	$292,662	—	$35	$(468)	$(258,979)	$33,256

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(10,386)	$(7,603)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	247	176
Provision for bad debts	143	(79)
Inventory write-offs and disposals	(42)	(103)
Amortization of discount on lines of credit	47	84
Amortization of debt issuance costs	84	193
Patent litigation mark-to-market	—	161
Stock-based compensation	1,100	1,297
Gain on debt forgiveness	—	(3,014)
Changes in operating assets and liabilities:
Accounts receivable	(1,986)	(682)
Inventory	(3,602)	(1,455)
Prepaid expenses and other current assets	(236)	438
Accounts payable and accrued liabilities	(232)	471
Deferred revenue	230	108
Net cash and cash equivalents used in operating activities	(14,633)	(10,008)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(578)	(311)
Net cash and cash equivalents used in investing activities	(578)	(311)
Cash Flows from Financing Activities:
Proceeds from the sale of common stock	5,849	13,291
Payments of equity offering costs	—	(6)
Principal payment on loan	(1,000)	—
Proceeds from the exercise of common stock warrants	—	16,550
Payment of debt issuance costs	—	(24)
Net cash and cash equivalents provided by financing activities	4,849	29,811
Effect of exchange rate changes	(264)	(83)
(Decrease) increase in cash, cash equivalents and restricted cash	(10,626)	19,409
Cash, cash equivalents and restricted cash, beginning of period	30,175	17,876
Cash, cash equivalents and restricted cash, end of period	$19,549	$37,285
Supplemental cash flow disclosure:
Cash paid for interest	$743	$886
Cash received for interest	$17	$29
Cash paid for income taxes	$46	$130
Cash paid for operating leases	$135	$263
Non-cash settlement of liability	$—	$510
Non-cash right-of-use assets obtained in exchange for lease obligation	$562	$48
Deemed dividend on preferred stock	$217	$—

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of BIOLASE and its wholly-owned subsidiaries and have been prepared on a basis consistent with the December 31, 2021 audited consolidated financial statements, and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. The unaudited consolidated financial statements do not include all the footnotes, presentations, and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements.

The unaudited consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021, included in BIOLASE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2022 (the “2021 Form 10-K”).

Except as the context otherwise requires, all common stock share numbers, share price amounts (including exercise prices, conversion prices, and closing market prices), and warrant numbers contained in the unaudited consolidated financial statements and notes thereto reflect the one-for-twenty-five (1:25) reverse stock split (the “Reverse Stock Split”) effectuated by the Company on April 28, 2022.

Liquidity and Management’s Plans

The Company incurred losses from operations and used cash in operating activities for the three and six months ended June 30, 2022 and for the years ended December 31, 2021, 2020, and 2019.

As of June 30, 2022, the Company had working capital of approximately $30.3 million. The Company’s principal sources of liquidity as of June 30, 2022 consisted of approximately $19.5 million in cash and cash equivalents and $6.1 million of net accounts receivable. As of December 31, 2021, the Company had working capital of approximately $35.5 million, $30.0 million in cash and cash equivalents and $4.2 million of net accounts receivable. The decrease in cash and cash equivalents since December 31, 2021 was primarily due to cash used in operating activities of $14.6 million, $0.6 million cash used in investing activities, and a $1.0 million payment on the SWK Loan (as defined below), partially offset by cash provided by the $5.8 million net proceeds from the June 2022 direct offering and private placement. The $14.6 million of net cash used in operating activities was primarily driven by our net loss of $10.4 million and net increase in operating assets and liabilities of $5.8 million.

On June 27, 2022, BIOLASE entered into a Securities Purchase Agreement with certain accredited institutional investors, pursuant to which BIOLASE agreed to issue, (i) in a registered direct offering, 678,745 shares of BIOLASE common stock and pre-funded warrants to purchase 726,660 shares of BIOLASE common stock, and (ii) in a concurrent private placement, warrants to purchase 1,405,405 shares of BIOLASE common stock. The Company received aggregate gross proceeds from the transactions of approximately $6.5 million, before deducting fees to the placement agent and other transaction expenses payable by the Company.

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

COVID-19 Risk and Uncertainties

The COVID-19 pandemic severely impacted global economic activity, and many countries and many states in the United States reacted to the pandemic by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures included dental office closures worldwide, in large part, for all but emergency procedures. As these quarantines and restrictions began to be lifted in 2021, the Company's sales began to return to pre-pandemic levels. However, there are still uncertainties regarding the ongoing and future effects of COVID-19, and there is no assurance that the Company's sales will not be further impacted in 2022 or at any time thereafter.

Reverse Stock Split

At the 2022 Annual Meeting, BIOLASE stockholders approved an amendment to BIOLASE’s Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), to effect a reverse stock split of BIOLASE common stock, at a ratio ranging from one-for-two (1:2) to one-for-twenty-five (1:25), with the final ratio to be determined by the Board. Immediately after the 2022 Annual Meeting, the Board approved a one-for-twenty-five (1:25) reverse stock split of the outstanding shares of BIOLASE common stock (the “Reverse Stock Split”). On April 28, 2022, BIOLASE filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, which became effective on April 28, 2022. The amendment did not change the number of authorized shares of BIOLASE common stock.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management as discussed in the Company’s 2021 audited financial statements included in the 2021 Form 10-K. Management believes that there have been no significant changes during the six months ended June 30, 2022 in the Company’s critical accounting policies from those disclosed in the Company’s 2021 audited financial statements included in the 2021 Form 10-K.

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

Concentration of Credit Risk, Interest Rate Risk and Foreign Currency Exchange Rate

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents, restricted cash, and trade accounts receivable. The Company maintains its cash and cash equivalents and restricted cash with established commercial banks. At times, balances may exceed federally insured limits. To minimize the risk associated with trade accounts receivable, management performs ongoing credit evaluations of customers’ financial condition and maintains relationships with the Company’s customers that allow management to monitor current changes in business operations so the Company can respond as needed. The Company does not, generally, require customers to provide collateral before it sells them its products. However, the Company has required certain distributors to make prepayments for significant purchases of its products.

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the three and six months ended June 30, 2022 and 2021, respectively, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

Revenue from products and services transferred to customers at a single point in time accounted for 90% of net revenue for the three and six months ended June 30, 2022 and 88% of net revenue for the three and six months ended June 30, 2021, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale of laser systems and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 10% of net revenue for the three and six months ended June 30, 2022 and 12% of net revenue for the three and six months ended June 30, 2021, respectively. The majority of the Company’s revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $1.1 million and $0.8 million as of June 30, 2022 and December 31, 2021, respectively.

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

	June 30,	December 31,
	2022	2021
Undelivered elements (training, installation, product and support services)	$1,103	$835
Extended warranty contracts	1,714	1,753
Total deferred revenue	2,817	2,588
Less: long-term portion of deferred revenue	(325)	(329)
Deferred revenue — current	$2,492	$2,259

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at June 30, 2022 and December 31, 2021.

The amount of revenue recognized during the six months ended June 30, 2022 and 2021 that was included in the opening contract liability balance related to undelivered elements was $0.4 million and $0.1 million, respectively. The amounts related to extended warranty contracts was $1.0 million and $0.9 million, for the six months ended June 30, 2022 and 2021, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
United States	$8,899	$5,865	$15,877	$11,086
International	3,336	3,269	6,524	6,164
Total net revenue	$12,235	$9,134	$22,401	$17,250

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue recognized over time	$1,210	$1,056	$2,331	$2,115
Revenue recognized at a point in time	11,025	8,078	20,070	15,135
Net revenue	$12,235	$9,134	$22,401	$17,250

The Company’s sales by end market were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
End-customer	$8,899	$5,865	$15,877	$11,086
Distributors	3,336	3,269	6,524	6,164
Net revenue	$12,235	$9,134	$22,401	$17,250

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

Preferred Stock

Series G Preferred Stock

On March 1, 2022, the Board declared a dividend of one one-thousandth of a share of Series G Preferred Stock, par value $0.001 per share ("Series G Preferred Stock"), of BIOLASE common stock outstanding as of March 25, 2022 (as calculated on a pre-Reverse Stock Split basis). The certificate of designation for the Series G Preferred Stock provided that all shares of Series G Preferred Stock not present in person or by proxy at the 2022 annual meeting of BIOLASE stockholders (the “2022 Annual Meeting”) immediately prior to the opening of the polls at the 2022 Annual Meeting would be automatically redeemed (the “Initial Redemption”) and that any outstanding shares of Series G Preferred Stock that have not been redeemed pursuant to the Initial Redemption would be redeemed in whole, but not in part, (i) if and when ordered by the Board or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation effecting the Reverse Stock Split that was subject to the vote at the 2022 Annual Meeting (the “Subsequent Redemption”). On April 28, 2022, both the Initial Redemption and the Subsequent Redemption occurred. As a result, no shares of Series G Preferred Stock remain outstanding. On June 6, 2022, the Series G Preferred Stock was eliminated.

Series F Convertible Preferred Stock

On July 23, 2020, the Company consummated the sale of an aggregate of 18,000 shares of Series F Preferred Stock, par value $0.001 per share ("Series F Preferred Stock"), and 1,800,000 warrants (the “July 2020 Warrants”), with each warrant exercisable for one share of BIOLASE common stock, through a registered rights offering the Company completed on July 22, 2020 (the “Rights Offering”). Each share of Series F Preferred Stock was convertible at the Company’s option at any time on or after July 22, 2021 or at the option of the holder at any time, into the number of shares of BIOLASE common stock determined by dividing the $1,000 stated value per share of the Series F Preferred Stock by a conversion price of $10.00 per share. Each share of Series F Preferred Stock was convertible into 100 shares of common stock, and each July 2020 Warrant entitled the holder thereof to purchase one share BIOLASE common stock at an exercise price of $10.00 per share.

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

The remaining shares of Series F Preferred Stock were converted into shares of BIOLASE common stock in the first quarter of 2022 with none outstanding as of June 30, 2022. Approximately 251 shares of Series F Preferred Stock remained outstanding as of December 31, 2021. On March 3, 2022, the Series F Preferred Stock was eliminated.

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2017, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, directors of the Company, and consultants to the Company. As of June 30, 2022, a total of 124,400 shares have been authorized for issuance under the 2002 Plan, of which approximately 41,000 shares of BIOLASE common stock have been issued pursuant to options that were exercised and restricted stock units ("RSUs") that were vested, approximately 24,000 shares of common stock have been reserved for options that are outstanding, and no shares of common stock remain available for future grants.

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

Under the terms of the 2018 Plan, approximately 0.3 million shares of BIOLASE common stock are available for issuance as of June 30, 2022. As of June 30, 2022, a total of 1.5 million shares of common stock have been authorized for issuance under the 2018 Plan, of which approximately 0.9 million shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options or stock appreciation rights ("SARS"), and/or settlement of unvested RSUs or phantom awards under the 2018 Plan.

The Company recognized stock-based compensation expense of $0.9 million and $1.1 million for the three and six months ended June 30, 2022, respectively, and $0.4 million and $1.3 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and 2021, the Company had approximately $2.0 million and $0.4 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that expense to be recognized over a weighted-average period of 1.2 years. As of June 30, 2022 and December 31, 2021, $0.5 million and $0.0 million of the total stock compensation cost related to performance-based awards was recognized as a liability, respectively.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of revenue	$93	$35	$113	$113
Sales and marketing	213	108	312	229
General and administrative	109	168	151	718
Engineering and development	475	55	524	237
Total	$890	$366	$1,100	$1,297

The fair values of stock options granted in the period were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Expected term (years)	—	N/A	—	6.1
Volatility	—%	—%	—%	110%
Annual dividend per share	N/A	N/A	N/A	N/A
Risk-free interest rate	—%	—%	—%	0.69%

A summary of option activity for the six months ended June 30, 2022 is as follows (in thousands, except per share data):

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value(1)
Options outstanding at December 31, 2021	70	$62.01	7.1	$15
Forfeited, cancelled, or expired	(1)	$80.35
Options outstanding at June 30, 2022	69	$61.65	6.6	$—
Options exercisable at June 30, 2022	65	$63.54	6.5	$—
Vested options expired during the period ended June 30, 2022	—	$—

(1)
The intrinsic value calculation does not include negative values, which can occur when the fair market value on the reporting date is less than the exercise price of the award.

A summary of unvested stock option activity for the six months ended June 30, 2022 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2021	5	$17.31
Granted	—	$—
Vested	(1)	$23.91
Forfeited or cancelled	(1)	$17.03
Unvested options at June 30, 2022	3	$15.22

Fair value disclosures related to grants, exercises and vested options are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted-average fair value of options granted per share	$—	$—	$—	$1.07
Total fair value of stock options vested during the period	$10	$365	$24	$387

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

Restricted Stock Units

A summary of unvested RSU activity for the six months ended June 30, 2022 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs at December 31, 2021	94	$15.64
Granted	299	$4.19
Vested	(4)	$27.10
Forfeited or cancelled	(5)	$16.63
Unvested RSUs at June 30, 2022	384	$6.59

Warrants

The Company issues warrants to acquire shares of BIOLASE common stock as approved by the Board.

June 2022 Direct Offering and Private Placement

On June 27, 2022, the Company entered into a Securities Purchase Agreement with certain accredited institutional investors, pursuant to which the Company agreed to issue to the Purchasers (as defined therein), (i) in a registered direct offering, 678,745 shares of BIOLASE common stock, and pre-funded warrants to purchase 726,660 shares of BIOLASE common stock (the “June 2022 Pre-Funded Warrants”) with an exercise price of $0.001 per share, and (ii) in a concurrent private placement, warrants to purchase 1,405,405 shares of BIOLASE common stock (each a "Common Warrant" and together with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”). The combined purchase price for one share of BIOLASE common stock and one Common Warrant was $4.625, and the combined purchase price for one Pre-Funded Warrant and one Common Warrant was $4.624. In the offering and concurrent private placement, the Company received aggregate gross proceeds of approximately $6.5 million before deducting fees to the placement agent and other transaction expenses.

Based on the terms and conditions of the June 2022 Warrants, the Company determined that equity classification was appropriate and recognized the net proceeds in excess of par of $5.8 million in Additional Paid-In Capital.

July 2020 Rights Offering

On July 23, 2020, the Company consummated the Rights Offering issuing (i) 18,000 shares of Series F Preferred Stock and (ii) 45,000,000 July 2020 Warrants with an exercise price of $10.00 per share of BIOLASE common stock. The initial fair value of the July 2020 Warrants was estimated to be at $8.50 per share of BIOLASE common stock using the Black-Scholes pricing model with an expected term of 5 years, market price of $11.00 per share, which is the last closing price of BIOLASE common stock prior to the transaction date, volatility of 109.8%, a risk free rate of 0.27% and an expected dividend yield of 0. Based on the terms and conditions of the July 2020 Warrants, the Company initially determined that liability classification was appropriate and recognized the fair value of the July 2020 Warrants as a liability. Based on the fair value of the July 2020 Warrants, the Company allocated approximately $2.7 million to the Series F Preferred Stock and $15.3 million to the July 2020 Warrants before issuance costs. Issuance costs of $1.6 million relating to the July 2020 Warrants were recognized as an expense and were recorded in Other (income) expense, net in the consolidated statement of operations for the year ended December 31, 2020.

On September 28, 2020, the warrant agreement with respect to the July 2020 Warrants was amended. The amended terms of the July 2020 Warrants meet the requirements for the July 2020 Warrants’ classification as equity. The fair value upon the amendment was estimated to be $5.25 per share of BIOLASE common stock using the Black-Scholes pricing model with an expected term of 5 years, a market price of $7.00 per share of BIOLASE common stock, which was the last closing price of BIOLASE common stock prior to the amendment date, volatility of 109.5%, a risk free rate of 0.26% and an expected dividend yield of 0. On the effective date of the amendment to the warrant agreement, the Company remeasured the fair value of the July 2020 Warrants as described above, reclassified the value of $9.5 million to equity, and recognized the change in fair value as a gain of approximately $5.8 million in the consolidated statement of operations in Other (income) expense, net for the year ended December 31, 2020.

June 2020 Registered Direct Offering and Private Placement

On June 8, 2020, the Company entered into a Securities Purchase Agreement with certain accredited institutional investors, pursuant to which the Company agreed to issue to the Purchasers in a registered direct offering and concurrent private placement, 10,800,000 shares of BIOLASE common stock, and warrants to purchase 10,800,000 shares of BIOLASE common stock (the “ June 2020 Warrants”) with an exercise price of $0.515 per share. The June 2020 Warrants are exercisable commencing on the date of their issuance and will expire on June 10, 2025. The combined purchase price for one share of BIOLASE common stock and one June 2020 Warrant in the offering was $16.00. The Company received aggregate gross proceeds of approximately $6.9 million in the concurrent offerings, before deducting fees to the placement agents and other transaction expenses of approximately $0.7 million.

Based on the terms and conditions of the June 2020 Warrants, the Company determined that equity classification was appropriate and recognized the values of the common stock and June 2020 Warrants in excess of par in Additional Paid-In Capital. The Company allocated the net proceeds of $6.2 million to the common stock and June 2020 Warrants based on their relative fair values. The fair value of the June 2020 Warrants was estimated to be at $10.5 per share using the Black-Scholes pricing model with an expected term of 5 years, market price of $13.5 which is the last closing price of BIOLASE common stock prior to the transaction date, volatility of 109.8% and a risk free rate of 0.45% and an expected dividend yield of 0. Based on the relative fair value of the common stock and the June 2020 Warrants, the Company allocated approximately $3.9 million to the common stock and $3.0 million to the June 2020 Warrants before issuance costs.

Western Alliance Warrants

On March 6, 2018, in connection with the execution of a business financing agreement with Western Alliance Bank ("Western Alliance"), the Company issued to Western Alliance warrants (the “Original Western Alliance Warrants”) to purchase up to the number of shares of BIOLASE common stock equal to $120,000 divided by the applicable exercise price at the time such warrants are exercised. The Original Western Alliance Warrants are fully vested and exercisable. The Original Western Alliance Warrants may be exercised with a cash payment from Western Alliance, or, in lieu of a cash payment, Western Alliance may convert the warrants into a number of shares, in whole or in part. The initial exercise price of the warrants was $58.75 per share. On September 27, 2018, the Company entered into the Second Modification Agreement to amend the Original Business Financing Agreement. In connection with the Second Modification Agreement, the Original Western Alliance Warrants were terminated, and the Company issued new warrants (the “Western Alliance Warrants”) to purchase up to the number of shares of BIOLASE common stock equal to $120,000 divided by the exercise price of $53.25, which was the closing price of BIOLASE common stock on September 27, 2018 (as adjusted for the Reverse Stock Split). The Western Alliance Warrants were immediately exercisable and expire on September 27, 2028. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The sale of common stock in the second quarter of 2020 triggered an adjustment to the exercise price to approximately $15.00 per share. The impact of the adjustment to the exercise price was not material.

SWK Warrants

On November 9, 2018, in connection with the Credit Agreement (as defined below), the Company issued to SWK warrants (the "SWK Warrants") to purchase up to 14,881 shares of BIOLASE common stock. The SWK Warrants were immediately exercisable and expire on November 9, 2026. The initial exercise price of the SWK Warrants was $33.50 per share, which was the average closing price of BIOLASE common stock for the ten trading days immediately preceding November 9, 2018 (as adjusted for the Reverse Stock Split). These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the SWK Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%; and resulted in an estimated fair value of $0.4 million.

In November 2019, the SWK Warrants were consolidated and the exercise price was adjusted to $25.00 per share in connection with an amendment to the Credit Agreement, and in March 2020, the exercise price was adjusted a second time to $12.25. The impact of both reprice events was de minimis to the consolidated financial statements. In connection with the Fifth Amendment, the Company entered into a Third Amendment to the SWK Warrant Agreement. Under this amendment, the Company granted to SWK 2,551 additional common stock warrants at an exercise price of approximately $9.75. All other terms and conditions to the additional warrants were the same as those previously granted. The Company also revised the exercise price of the 19,488 common stock warrants held by SWK to $9.75. The Company measured the fair value of the 2,551 warrants granted using the Black-Scholes option-pricing model. The fair value of the additional warrants and the aggregate impact of the exercise price adjustments in previous amendments to the Warrant Agreement were less than $0.1 million and not material to the consolidated financial statements. Due to the repricing that occurred in the second quarter of 2020, the down round features of these warrants was not triggered by the Company’s June 2020 sale of common stock.

DPG Warrants

On November 14, 2018, in connection with the SWK Loan, the Company paid a finder’s fee to Deal Partners Group ("DPG") of $0.4 million cash and issued warrants to purchase up to 11,194 shares of BIOLASE common stock (the “DPG Warrants”). The DPG Warrants were exercisable immediately, and expire on November 9, 2026. The initial exercise price of the DPG Warrants was $33.50, which was the average closing price of the Company’s common stock for the ten trading days immediately preceding November 9, 2018 (as adjusted for the Reverse Stock Split). These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the DPG Warrants of $0.3 million was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%. In May 2019 the Company issued 5,989 warrants to purchase BIOLASE common stock at a weighted average exercise price of $54.25 to SWK and DPG.

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

The value of both the SWK Warrants and the DPG Warrants was recognized as a discount on the SWK Loan and is being amortized on a straight-line basis, which approximates the effective-interest method, over the loan term of five years. Additionally, based on the adoption of ASU 2017-11 in the fourth quarter of 2018, these warrants are classified as equity in the consolidated balance sheet as of June 30, 2022 and December 31, 2021.

A summary of warrant activity for the six months ended June 30, 2022 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2021	720	$19.98
Granted or Issued	2,132	$3.05
Exercised	—	$—
Forfeited, cancelled, or expired	(31)	$225.00
Warrants outstanding at June 30, 2022	2,821	$4.90
Warrants exercisable at June 30, 2022	2,821	$4.90
Vested warrants expired during the period ended June 30, 2022	(31)	$225.00

Phantom Awards and Stock Appreciation Rights

During the six months ended June 30, 2022, the Company issued approximately 30,000 phantom RSUs in lieu of stock-settled RSUs historically granted for leadership bonuses and non-employee director service. During the year ended December 31, 2021, the Company issued approximately 400,000 phantom RSUs. The phantom RSUs have either time-based or performance-based vesting conditions and could be settled in cash in 2024 with the Company's option to settle the award in BIOLASE common stock at the sole discretion of the Board. These phantom RSUs were included as a component of long-term liability on the consolidated balance sheet and were not considered stock-based compensation due to the cash-settlement feature of the award and limitation on the number of remaining shares authorized for issuance. In the second quarter of 2022, as a result of the Reverse Stock Split, the phantom awards were reclassed to equity and included as a component of additional paid-in-capital in the amount of $0.1 million, with a portion remaining as a component of long-term liability on the consolidated balance sheet, and the expense subsequent to the remeasurement date considered stock-based compensation. The expense recognized during the three and six months ended June 30, 2022 was ($0.1 million) and $0.0 million due to decreases in fair values. As of June 30, 2022 $0.1 million was included in additional paid-in-capital and $0.1 million was included in long-term liabilities on the consolidated balance sheet. The balance included in long-term liabilities as of December 31, 2021, was $0.3 million.

During the year ended December 31, 2021, the Company issued approximately 40,000 SARs in lieu of stock-settled RSUs historically granted for non-employee director service. Upon exercise, the SARs could be settled in cash with the Company's option to settle in BIOLASE common stock at the sole discretion of the Board. These SARS were included in accrued liabilities on the consolidated balance sheet and not considered stock-based compensation due to the cash-settlement feature of the award and limitation on the number of remaining shares authorized for issuance. In the second quarter of 2022, as a result of the Reverse Stock Split, the SARs were reclassed to equity and included as a component of additional paid-in-capital on the consolidated balance sheet in the amount of $0.5 million. The expense recognized during the three and six months ended June 30, 2022 was $0.1 million and $0.3 million respectively and is included in additional paid-in-capital on the consolidated balance sheet as of June 30, 2022. The expense included in accrued liabilities on the consolidated balance sheet as of December 31, 2021 was $0.3 million.

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of BIOLASE common stock outstanding for the period. In computing diluted net loss per share, the weighted average number of shares of common stock outstanding is adjusted to reflect the effect of potentially dilutive securities. Net income (loss) is adjusted for any deemed dividends to preferred stockholders to compute net income attributable to common stockholders. The pre-funded warrants were included in the calculation of diluted loss per share for the period ended June 30, 2022.

Outstanding stock options, RSUs, and warrants to purchase approximately 2.6 million and 1.0 million shares were not included in the calculation of diluted loss per share amounts for the periods ended June 30, 2022 and June 30, 2021, respectively, as their effect would have been anti-dilutive. Also excluded in the calculation of diluted loss per share amount for the three and six months ended June 30, 2021, are the 652,500 shares of BIOLASE common stock issuable upon conversion of the 261 shares of Series F Preferred Stock outstanding as of June 30, 2021.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$5,454	$4,444
Work-in-process	2,175	1,726
Finished goods	8,944	6,759
Inventory	$16,573	$12,929

Inventory has been reduced by estimates for excess and obsolete amounts totaling $1.0 million as of June 30, 2022 and December 31, 2021.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2022	2021
Building	$197	$211
Leasehold improvements	318	89
Equipment and computers	8,353	8,150
Furniture and fixtures	475	471
Construction in progress	153	31
Total	9,496	8,952
Accumulated depreciation and amortization	(8,284)	(8,049)
Property, plant, and equipment, net before land	1,212	903
Land	161	164
Property, plant, and equipment, net	$1,373	$1,067

Depreciation and amortization expense related to property, plant, and equipment totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2022 and $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, the Company had goodwill of $2.9 million. As of June 30, 2022 and December 31, 2021, all intangible assets have been fully amortized and no amortization expense was recognized during the three and six months ended June 30, 2022 and 2021.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2022	2021
Payroll and benefits	$3,275	$3,969
Warranty accrual, current portion	802	565
Accrued professional services	654	275
Lease liability	591	405
Taxes	547	558
Accrued insurance premium	171	600
Settlement accrual	—	805
Other	458	1,099
Accrued liabilities	$6,498	$8,276

The Coronavirus Aid, Relief, and Economic Security Act the ("CARES Act") allows employers to defer the deposit and payment of the employer's share of Social Security taxes from payroll periods through December 31, 2020. Under the CARES Act, the Company had deferred payments of $0.2 million outstanding as of June 30, 2022 and December 31, 2021. The deferred liability is included in accrued payroll and benefits.

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties are included within accrued liabilities and were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Balance, beginning of period	$1,138	$1,396	$1,086	$1,132
Provision for estimated warranty cost	910	140	1,461	804
Warranty expenditures	(815)	(478)	(1,314)	(878)
Balance, end of period	1,233	1,058	1,233	1,058
Less: long-term portion of warranty accrual	431	507	431	507
Current portion of warranty accrual	$802	$551	$802	$551

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

NOTE 9—DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	June 30,	December 31,
	2022	2021
SWK Loan	$13,300	$14,300
EIDL Loan	150	150
Discount and debt issuance costs on SWK Loan	(720)	(847)
Total	12,730	13,603
Current term loans, net of discount	—	—
Non current term loans, net of discount	$12,730	$13,603

The Company recognized approximately $0.4 million and $0.9 million in interest expense for the three and six months ended June 30, 2022 and $0.6 million and $1.2 million in interest expense for the three and six months ended June 30, 2021, respectively. The weighted-average interest rate as of June 30, 2022 was 10.25%.

The future minimum principal and interest payments as of June 30, 2022 are as follows (in thousands):

	Principal	Interest (1)
Remainder of 2022	$—	$725
2023	700	1,425
2024	2,800	1,242
2025	9,800	1,895
2026	—	9
2027 and thereafter	150	89
Total future payments	$13,450	$5,385

(1) Estimated using London Interbank Bank Offered Rate (“LIBOR”) as of June 30, 2022

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (as amended, restated, and supplemented from time to time, the “Credit Agreement”) with SWK Funding LLC (“SWK”), pursuant to which the Company has borrowed $14.3 million (“SWK Loan”) as of June 30, 2022. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement and subsequent amendments as discussed in the Company’s 2021 Form 10-K and below, repayment of the SWK Loan is interest-only through May 2023, paid quarterly with the option to extend the interest-only period. On June 30, 2022 the Company entered into the ninth amendment to the Credit Agreement (the "Ninth Amendment"), which extended the interest-only period by two quarters from May 2023 to November 2023 and lowered the required minimum unencumbered liquid assets. In connection with the Ninth Amendment, the Company prepaid $1.0 million of the outstanding loan balance. Principal repayments begin in November 2023 and will be approximately $0.7 million quarterly until the SWK Loan matures in May 2025. The loan bears interest of 9% plus a LIBOR floor of 1.25% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists.

As of June 30, 2022, the Company was in compliance with the debt covenants of the Credit Agreement.

EIDL Loan

On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the Small Business Administration ("SBA") under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $150,000, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75%, per annum and installment payments, including principal and interest, are due monthly beginning in July 2021 and are payable through July 2050. In April 2021, the SBA announced that it was extending the first payment due date for all loans until 2022, or 24 months from the loan execution date. In March 2022, the SBA announced that it was extending the first payment due date for all loans an additional six months, or 30 months from the loan execution date. The Company is obligated to begin making payments on the EIDL Loan starting in November 2022. Fixed payments are first applied to any accrued interest.

Paycheck Protection Program Loan

On April 14, 2020, the Company was granted a loan (the “PPP Loan”) under the Paycheck Protection Program from PMB in the aggregate amount of $2,980,000, pursuant to the Paycheck Protection Program under the CARES Act.

The PPP Loan, which was in the form of a note dated April 13, 2020 issued by BIOLASE, had a maturity date of April 13, 2022 and bore interest at a rate of 1.0% per annum. Interest was payable monthly commencing on November 1, 2020. Funds from the PPP Loan could only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. Under the terms of the PPP Loan, certain amounts of the PPP Loan could be forgiven if they were used for qualifying expenses as described in the CARES Act.

During 2020, the Company requested forgiveness of the PPP Loan in accordance with the application requirements.

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

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$69	$197	$135	$263
Right-of-use assets obtained in exchange for new operating lease obligations	$118	$48	$562	$48
Weighted-average remaining lease term	3.2 years	4.2 years	3.2 years	4.2 years
Weighted-average discount rate	12.3%	12.3%	12.3%	12.3%

Lease expense consists of payments for real property, office copiers, and IT equipment. The Company recognizes payments for non-lease components such as common area maintenance in the period incurred. As of June 30, 2022, the Company had no significant leases that had not commenced.

The Company allocates lease cost amongst lease and non-lease components. The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of June 30, 2022 for leases that have commenced are as follows (in thousands):

June 30,
2023	$832
2024	828
2025	703
2026	292
2027 and thereafter	—
Total future minimum lease obligations	2,655
Less imputed interest	(472)
Total lease liabilities	$2,183

Current operating lease liabilities, included in accrued liabilities	$591
Non current lease liabilities	1,592
Total lease liabilities	$2,183

As of June 30, 2022, right-of-use assets were $2.0 million and lease liabilities were $2.2 million.

Rent expense totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2022 and $0.2 million and $0.4 million for the three and six months ended June 30, 2021.

Future minimum rental commitments under lease agreements, as of June 30, 2022, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

Year Ended
December 31,
Remainder of 2022	$415
2023	834
2024	822
2025	584
2026 and thereafter	—
Total future minimum lease obligations	2,655
Less imputed interest	(472)
Total lease liabilities	$2,183

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

NOTE 12—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three and six months ended June 30, 2022, sales to customers in the United States accounted for approximately 73% and 71% of net revenue and international sales accounted for approximately 27% and 29% of net revenue, respectively. For the three and six months ended June 30, 2021, sales to customers in the United States accounted for approximately 64% of net revenue and international sales accounted for approximately 36% of net revenue. No individual country, other than the United States, represented more than 10% of total net revenue during the three and six months ended June 30, 2022 or 2021.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
United States	$8,899	$5,865	$15,877	$11,086
International	3,336	3,269	6,524	6,164
Total net revenue	$12,235	$9,134	$22,401	$17,250

Property, plant, and equipment by geographic location was as follows (in thousands):

	June 30,	December 31,
	2022	2021
United States	$1,126	$797
International	247	270
Total	$1,373	$1,067

NOTE 13—CONCENTRATIONS

Revenue from the Company’s products are as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
Laser systems	$7,987	65.3%	$5,720	62.6%	$14,322	63.9%	$10,540	61.1%
Consumables and other	3,038	24.8%	2,358	25.8%	5,748	25.7%	4,595	26.6%
Services	1,210	9.9%	1,056	11.6%	2,331	10.4%	2,115	12.3%
Total net revenue	$12,235	100.0%	$9,134	100.0%	$22,401	100.0%	$17,250	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and six months ended June 30, 2022 or 2021.

The Company maintains its cash and cash equivalents in money market investment accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

As of June 30, 2022 accounts receivable from one customer totaled approximately 12% of total gross accounts receivable. The entire balance is either current or outstanding for less than 30 days. No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2021.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and six months ended June 30, 2022 and 2021. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three and six months ended June 30, 2022, the Company recorded an income tax provision of $23,000 and $40,000, respectively resulting in an effective tax rate of 0.4%. During the three and six months ended June 30, 2021, the Company recorded an income tax benefit of $80,000 and $20,000, resulting in an effective tax rate of 10.2% and 0.3%, respectively. The income tax provisions and benefit for the three and six months ended June 30, 2022 and 2021 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

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
•
failure to meet covenants in the Credit Agreement, dated as of November 9, 2018 (as amended from time to time, the “Credit Agreement”), by and between BIOLASE and SWK Funding LLC ("SWK") and related risks of foreclosure triggered by an event of default under the Credit Agreement;
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

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is the only effective, safe solution to preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We also offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. As of June 30, 2022 we had approximately 302 issued and 31 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through December 31, 2021, we sold over 43,300 laser systems in over 80 countries around the world.

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

The Company experienced revenue growth of 34% and 30%for the three and six months ended June 30, 2022, respectively, compared to the same period in 2021, primarily due to the negative impact of COVID-19 during the first half of 2021 and high demand from new users for the Company's dental lasers. The Company is currently forecasting revenue for fiscal year 2022 to be significantly above fiscal year 2021, as the Company's strategy described above continues to generate sales to new customers.

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

In 2021, we designed, developed, received FDA clearance for, and began production of a laser using our proprietary Er,Cr:YSGG laser technology in partnership with EdgeEndo, a leading endodontic company. The EdgePro is a state-of-the-art microfluidic irrigation device designed to clean and disinfect root canals. The partnership with EdgeEndo is our first exclusive OEM agreement.

Recent Developments

Direct Offering and Private Placement

On June 27, 2022, BIOLASE entered into a Securities Purchase Agreement with certain accredited institutional investors, pursuant to which BIOLASE agreed to issue, (i) in a registered direct offering, 678,745 shares of BIOLASE common stock, par value $0.001 per share, and pre-funded warrants to purchase 726,660 shares of BIOLASE common stock (the “Pre-Funded Warrants”) with an exercise price of $0.001 per share, and (ii) in a concurrent private placement, warrants to purchase 1,405,405 shares of BIOLASE common stock (the “Common Warrants”). The combined purchase price for one share of common stock and one Common Warrant was determined to be $4.625, and the combined purchase price for one Pre-Funded Warrant and one Common Warrant was determined to be $4.624. BIOLASE received aggregate gross proceeds from the transactions of approximately $6.5 million, before deducting fees to the placement agent and other transaction expenses payable by BIOLASE. The 678,745 shares of BIOLASE's common stock, the Pre-Funded Warrants and the shares of BIOLASE common stock issuable upon exercise of the Pre-Funded Warrants were offered by BIOLASE pursuant to a shelf registration statement on Form S-3, which was declared effective on August 23, 2019.

Reverse Stock Split

On April 28, 2022, BIOLASE’s stockholders approved a proposal at BIOLASE’s 2022 annual meeting of stockholders (the “2022 Annual Meeting”) further amending BIOLASE’s Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of BIOLASE common stock, par value $0.001 per share, at a ratio between one-for-two (1:2) and one-for-twenty-five (1:25), without reducing the authorized number of shares of BIOLASE common stock. Following the 2022 Annual Meeting, BIOLASE’s board of directors approved a final split ratio of one-for-twenty-five (1:25). Following such approval, the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the reverse stock split (the "Reverse Stock Split"), with an effective time of 11:59 p.m. Eastern Time on April 28, 2022. Except as the context otherwise requires, all common stock share numbers and common stock share price amounts in this Part II, Item 2 of this Form 10-Q have been adjusted to reflect the Reverse Stock Split.

Elimination of Series G Preferred Stock

On March 1, 2022, the Board declared a dividend of one one-thousandth of a share of Series G Preferred Stock, par value $0.001 per share (“Series G Preferred Stock”), for each share of BIOLASE common stock outstanding as of 5:00 p.m. Eastern Time on March 25, 2022 (as calculated on a pre-Reverse Stock Split basis). The certificate of designation for the Series G Preferred Stock provided that all shares of Series G Preferred Stock not present in person or by proxy at the 2022 Annual Meeting immediately prior to the opening of the polls at the 2022 Annual Meeting would be automatically redeemed (the “Initial Redemption”) and that any outstanding shares of Series G Preferred Stock that have not been redeemed pursuant to the Initial Redemption would be redeemed in whole, but not in part, (i) if and when ordered by the Board or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation effecting the reverse stock split that was subject to the vote at the 2022 Annual Meeting (the “Subsequent Redemption”). On April 28, 2022, both the Initial Redemption and the Subsequent Redemption occurred. As a result, no shares of Series G Preferred Stock remain outstanding. On June 6, 2022, the Series G Preferred Stock was eliminated.

Ninth Amendment to the Credit Agreement

On June 30, 2022, BIOLASE entered into the ninth amendment to Credit Agreement (the “Ninth Amendment”) with SWK. The Ninth Amendment extended the end of the interest only period of the loan by two quarters, from May 2023 to November 2023, reduced the required minimum consolidated unencumbered liquid assets from $7,500,000 to $3,000,000, reduced the minimum consolidated unencumbered liquid assets triggering the minimum aggregate revenue covenant from $7,500,000 to $5,000,000, and reduced the minimum consolidated unencumbered liquid assets triggering the minimum EBITDA covenant from $7,500,000 to $5,000,000. In connection with the Ninth Amendment, with some of the net proceeds from the June 2022 offering and private placement, the Company prepaid $1.0 million of the outstanding loan balance.

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2021 Form 10-K. There have been no significant changes during the six months ended June 30, 2022 in our critical accounting policies from those disclosed in Item 7 of the 2021 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited operating results, expressed in thousands and as percentages of net revenue:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
Net revenue	$12,235	100.0%	$9,134	100.0%	$22,401	100.0%	$17,250	100.0%
Cost of revenue	7,094	58.0%	5,093	55.8%	12,531	55.9%	10,469	60.7%
Gross profit	5,141	42.0%	4,041	44.2%	9,870	44.1%	6,781	39.3%
Operating expenses:
Sales and marketing	5,402	44.2%	3,311	36.2%	10,216	45.6%	6,864	39.8%
General and administrative	3,141	25.7%	2,779	30.4%	5,717	25.5%	6,134	35.6%
Engineering and development	1,653	13.5%	1,162	12.7%	3,197	14.3%	2,966	17.2%
Loss on patent litigation settlement	—	0.0%	72	0.8%	—	0.0%	161	0.9%
Total operating expenses	10,196	83.4%	7,324	80.2%	19,130	85.4%	16,125	93.5%
Loss from operations	(5,055)	(41.4)%	(3,283)	(35.9)%	(9,260)	(41.3)%	(9,344)	(54.2)%
Non-operating income (loss), net	(533)	(4.4)%	2,501	27.4%	(1,086)	(4.8)%	1,721	10.0%
Loss before income tax provision	(5,588)	(37.0)%	(782)	(8.6)%	(10,346)	(36.5)%	(7,623)	(44.2)%
Income tax (provision) benefit	(23)	(0.2)%	80	0.9%	(40)	(0.2)%	20	0.1%
Net loss	$(5,611)	(36.8)%	$(702)	(7.7)%	$(10,386)	(36.3)%	$(7,603)	(44.1)%

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation and amortization, patent litigation settlements, stock-based and other non-cash compensation, the change in allowance for doubtful accounts, and gain on debt forgiveness. Management uses adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by us may be different from similarly named non-GAAP financial measures used by other companies.

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
GAAP net loss attributable to common stockholders	$(5,611)	$(708)	$(10,603)	$(8,141)
Deemed dividend on convertible preferred stock	—	6	217	538
GAAP net loss	$(5,611)	$(702)	$(10,386)	$(7,603)
Adjustments:
Interest expense, net	430	582	863	1,157
Income tax provision (benefit)	23	(80)	40	(20)
Depreciation and amortization	130	91	247	176
Change in allowance for doubtful accounts	59	27	143	(79)
Loss on patent litigation settlement	—	72	—	161
Stock-based and other non-cash compensation	890	369	1,100	1,297
Gain on debt forgiveness	—	(3,014)	—	(3,014)
Adjusted EBITDA	$(4,079)	$(2,655)	$(7,993)	$(7,925)

Comparison of Results of Operations

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

Net Revenue: The following table summarizes our unaudited net revenue by category, including each category’s percentage of our total revenue, for the three months ended June 30, 2022 and 2021, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended
	June 30,				Amount	Percent
	2022		2021		Change	Change
Laser systems	$7,987	65.3%	$5,720	62.6%	$2,267	39.6%
Consumables and other	3,038	24.8%	2,358	25.8%	680	28.8%
Services	1,210	9.9%	1,056	11.6%	154	14.6%
Net revenue	$12,235	100.0%	$9,134	100.0%	$3,101	34.0%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended June 30, 2022 and 2021, as well as the amount of change and percentage of change in each geographic revenue category (dollars in thousands):

	Three Months Ended
	June 30,				Amount	Percent
	2022		2021		Change	Change
United States	$8,899	72.7%	$5,865	64.2%	$3,034	51.7%
International	3,336	27.3%	3,269	35.8%	67	2.0%
Net revenue	$12,235	100.0%	$9,134	100.0%	$3,101	34.0%

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

Total net revenue increased by $3.1 million, or 34%, during the three months ended June 30, 2022 as compared to the same period in 2021 primarily due to an increase in Waterlase sales to new customers and specialists in the U.S.. Outside the U.S., net revenue increased by $0.1 million, or 2%, during the three months ended June 30, 2022 as compared to the same period in 2021. We believe patient volume in many countries outside the U.S. is still lagging from pre-COVID-19 levels, but sales volume has improved in the first half of 2022.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended June 30, 2022 and 2021, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	June 30,				Amount	Percent
	2022		2021		Change	Change
Net revenue	$12,235	100.0%	$9,134	100.0%	$3,101	34.0%
Cost of revenue	7,094	58.0%	5,093	55.8%	2,001	39.3%
Gross profit	$5,141	42.0%	$4,041	44.2%	$1,100	27.2%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the three months ended June 30, 2022, was $5.1 million, or 42% of net revenue, an increase of approximately $1.1 million, or 27%, as compared with gross profit of $4.0 million, or 44% of net revenue, for the same period in 2021. The increase in gross profit reflects the impact of higher sales volumes for the period combined with an increase in average selling prices for products sold in the U.S. during the second quarter of 2022 compared to the same period in 2021, partially offset by the impact of recent supply chain issues, the addition of lower margin OEM products launched at the beginning of 2022, and a $0.3 million Employee Retention Credit under the CARES Act received during the three months ended June 30, 2021 that did not occur in 2022.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the three months ended June 30, 2022 and 2021, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	June 30,				Amount	Percent
	2022		2021		Change	Change
Sales and marketing	$5,402	44.1%	$3,311	36.3%	$2,091	63.2%
General and administrative	3,141	25.7%	2,779	30.4%	362	13.0%
Engineering and development	1,653	13.5%	1,162	12.7%	491	42.3%
Loss on patent litigation settlement	—	—%	72	0.8%	(72)	-100.0%
Total operating expenses	$10,196	83.3%	$7,324	80.2%	$2,872	39.2%

Sales and Marketing Expense. Sales and marketing expenses during the three months ended June 30, 2022 increased by $2.1 million, or 63%, as compared to the same period in 2021. This increase is primarily due to $0.9 million from compensation expense due to no open territories in 2022, commissions and bonus incentives for achieving sales targets, $0.7 million in higher travel and trade show related expenses incurred in the second quarter of 2022, $0.2 million in supplies and other expenses, and $0.3 million from an Employee Retention Credit under the CARES Act received during the three months ended June 30, 2021 that did not occur in 2022.

General and Administrative Expense. General and administrative expenses during the three months ended June 30, 2022 increased by $0.4 million, or 13%, compared to the same period in 2021. This increase is primarily due to expenses incurred in connection with the 2022 Annual Meeting. The annual stockholders meeting was significantly more expensive than in recent years due to the proposed reverse stock split.

Engineering and Development Expense. Engineering and development expenses during the three months ended June 30, 2022 increased by $0.5 million, or 42%, compared to the same period in 2021. This increase is primarily due to $0.6 million from compensation, legal and consulting expenses driven by more engineering projects for 2022 as compared to 2021, partially offset by $0.1 million for the impact of an Employee Retention Credit under the CARES Act received during the three months ended June 30, 2021 that did not occur in 2022.

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions. We realized an approximately $0.1 million loss on foreign currency transactions during the three months ended June 30, 2022 compared to an approximately $0.1 million gain on foreign currency transactions during the three months ended June 30, 2021, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $0.4 million during the three months ended June 30, 2022 compared to $0.6 million for the same period in 2021.

Income Tax (Provision) Benefit. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes for the three months ended June 30, 2022 was consistent with the same period in 2021. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $5.6 million for the three months ended June 30, 2022 compared to a net loss of $0.7 million for the three months ended June 30, 2021.

Comparison of Results of Operations

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

Net Revenue: The following table summarizes our unaudited net revenue by category, including each category’s percentage of our total revenue, for the six months ended June 30, 2022 and 2021, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Six Months Ended
	June 30,				Amount	Percent
	2022		2021		Change	Change
Laser systems	$14,322	63.9%	$10,540	61.1%	$3,782	35.9%
Consumables and other	5,748	25.7%	4,595	26.6%	1,153	25.1%
Services	2,331	10.4%	2,115	12.3%	216	10.2%
Net revenue	$22,401	100.0%	$17,250	100.0%	$5,151	29.9%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the six months ended June 30, 2022 and 2021, as well as the amount of change and percentage of change in each geographic revenue category (dollars in thousands):

	Six Months Ended
	June 30,				Amount	Percent
	2022		2021		Change	Change
United States	$15,877	70.9%	$11,086	64.3%	$4,791	43.2%
International	6,524	29.1%	6,164	35.7%	360	5.8%
Net revenue	$22,401	100.0%	$17,250	100.0%	$5,151	29.9%

Total net revenue increased by $5.2 million, or 30%, during the six months ended June 30, 2022 as compared to the same period in 2021 primarily due to an increase in Waterlase sales to new customers and specialists. In the U.S., net revenue increased by $4.8 million, or 43%, for the six months ended June 30, 2022 as compared to the same period in 2021. Outside the U.S., net revenue increased by $0.4 million, or 6%, during the six months ended June 30, 2022 as compared to the same period in 2021. We believe patient volume in many countries outside the U.S. is still lagging from pre-COVID-19 levels, but volume has improved in the first half of 2022.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the six months ended June 30, 2022 and 2021, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended
	June 30,				Amount	Percent
	2022		2021		Change	Change
Net revenue	$22,401	100.0%	$17,250	100.0%	$5,151	29.9%
Cost of revenue	12,531	55.9%	10,469	60.7%	2,062	19.7%
Gross profit	$9,870	44.1%	$6,781	39.3%	$3,089	45.6%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the six months ended June 30, 2022, was $9.9 million, or 44% of net revenue, an increase of approximately $3.1 million, or 46%, as compared with gross profit of $6.8 million, or 39% of net revenue, for the same period in 2021. The increase in gross profit reflects the impact of higher sales volumes in the U.S., where margins are greater than our international business, an increase in average selling prices for products sold in the U.S. during the first half of 2022 compared to the same period in 2021, and the effect of favorable absorption of fixed expenses, partially offset by the impact of recent supply chain issues, the addition of lower margin OEM products launched at the beginning of 2022, and a $0.3 million Employee Retention Credit under the CARES Act received during the six months ended June 30, 2021 that did not occur in 2022.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the six months ended June 30, 2022 and 2021, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended
	June 30,				Amount	Percent
	2022		2021		Change	Change
Sales and marketing	$10,216	45.6%	$6,864	39.8%	$3,352	48.8%
General and administrative	5,717	25.5%	6,134	35.6%	(417)	-6.8%
Engineering and development	3,197	14.3%	2,966	17.2%	231	7.8%
Loss on patent litigation settlement	—	—%	161	0.9%	(161)	-100.0%
Total operating expenses	$19,130	85.4%	$16,125	93.5%	$3,005	18.6%

Sales and Marketing Expense. Sales and marketing expenses during the six months ended June 30, 2022 increased by $3.4 million, or 49%, as compared to the same period in 2021. This increase is primarily due to $1.4 million from compensation expense due to no open territories in 2022, commissions and bonus incentives for achieving sales targets, $1.2 million in higher travel and trade show related expenses incurred in the second quarter of 2022, $0.3 million in supplies and other expenses, $0.2 million in additional advertising expenses, and $0.3 million from an Employee Retention Credit under the CARES Act received during the six months ended June 30, 2021 that did not occur in 2022.

General and Administrative Expense. General and administrative expenses during the six months ended June 30, 2022 decreased by $0.4 million, or 7%, compared to the same period in 2021. This decrease is primarily due to $0.6 million in lower compensation expenses and $0.4 million in severance expense that did not occur in 2022. This increase is partially offset by a higher allowance for doubtful accounts of $0.2 million and $0.4 million in expenses incurred in connection with the 2022 Annual Meeting. The annual stockholders meeting was significantly more expensive than in recent years due to the proposed reverse stock split.

Engineering and Development Expense. Engineering and development expenses during the six months ended June 30, 2022 increased by $0.2 million, or 8%, compared to the same period in 2021. This increase is primarily due to $0.3 million from compensation, legal and consulting expenses driven by more engineering projects for 2022 as compared to 2021, partially offset by $0.1 million for the impact of an Employee Retention Credit under the CARES Act received during the six months ended June 30, 2021 that did not occur in 2022.

Non-Operating Income (Loss)

Loss on Foreign Currency Transactions. We realized an approximately $0.2 million loss on foreign currency transactions during the six months ended June 30, 2022 compared to an approximately $0.1 million loss on foreign currency transactions during the six months ended June 30, 2021, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $0.9 million during the six months ended June 30, 2022 compared to $1.2 million for the same period in 2021.

Income Tax (Provision) Benefit. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes for the six months ended June 30, 2022 was consistent with the same period in 2021. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $10.4 million for the six months ended June 30, 2022 compared to a net loss of $7.6 million for the six months ended June 30, 2021.

Liquidity and Capital Resources

At June 30, 2022, we had approximately $19.5 million in cash and cash equivalents compared to $30.0 million as of December 31, 2021. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in cash and cash equivalents from December 31, 2021 was primarily due to a net loss of $10.4 million, a net increase in operating assets and liabilities of $5.8 million and a $1.0 million payment on the loan under the Credit Agreement ("SWK Loan") during the six months ended June 30, 2022, partially offset by $5.8 million net proceeds from the June 2022 direct offering and private placement.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash flows used in operating activities	$(14,633)	$(10,008)
Net cash flows used in investing activities	(578)	(311)
Net cash flows provided by financing activities	4,849	29,811
Effect of exchange rate changes	(264)	(83)
Net change in cash, cash equivalents and restricted cash	$(10,626)	$19,409

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the six months ended June 30, 2022 totaled $14.6 million and was primarily comprised of our net loss of $10.4 million, and a net decrease in operating assets and liabilities of $5.8 million, partially offset by $1.1 million of stock-based compensation costs. The net decrease in our operating assets and liabilities was primarily due to a $3.6 million increase in inventory as we have increased inventory levels to try to mitigate the impact of supply disruptions from potential product shortages and delivery delays due to COVID-19, and a $2.0 million increase in accounts receivable.

In January 2022, the Company paid all amounts due to CAO Group, Inc under the Settlement Agreement. Refer to Part I, Item 1, Note 11 - Commitments and Contingencies, for further details.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2022 totaled $0.6 million and was comprised of the purchase of property, plant, and equipment. We expect cash flows from investing activities to increase somewhat through the remainder of 2022 due to the completion of our new training facility.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 totaled $4.8 million and was primarily comprised of $5.8 million net proceeds from the June 2022 direct offering and private placement.

Effect of Exchange Rate

The $0.3 million effect of exchange rate on cash for the six months ended June 30, 2022 was due to recognized loss on foreign currency transactions, primarily driven by changes in the Euro during the period.

Future Liquidity Needs

As of June 30, 2022, we had working capital of approximately $30.3 million. Our principal sources of liquidity as of June 30, 2022 consisted of approximately $19.5 million in cash and cash equivalents and $6.1 million of net accounts receivable.

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

2021 Equity Offering

On February 10, 2021, BIOLASE issued and sold in an underwritten bought deal offering an aggregate of 560,000 shares of common stock at a price of $25.75 per share less underwriting discounts and commissions. The Company received gross proceeds of approximately $14.4 million before deducting underwriting discounts and commissions and estimated offering expenses.

2022 Offering and Private Placement

The information set forth in Part II, Item 2 – Recent Developments – Direct Offering and Private Placement is hereby incorporated herein by reference.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of such proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2022, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Fifth Amendment to Restated Certificate of Incorporation		8-K	05/28/2020	3.1	06/01/2020

3.1.7	Sixth Amendment to Restated Certificate of Incorporation		8-K	04/28/2022	3.1	05/02/2022

3.1.8	Certificate of Elimination of Series D, Series E and Series F Preferred Stock of the Registrant		8-K	03/01/2022	3.3	03/03/2022

3.1.9	Certificate of Elimination of Series G Preferred Stock		8-A	06/08/2022	3.1	06/08/2022

3.2	Eighth Amended and Restated Bylaws of the Registrant adopted on March 1, 2022		8-K	03/01/2022	3.1	03/03/2022

4.1	Form of Warrant issued on July 15, 2020		8-K	07/15/2020	4.2	07/22/2020

4.2	Form of Pre-Funded Warrant issued on June 30, 2022		8-K	06/27/2022	4.1	06/29/2022

4.3	Form of Warrant to Purchase Common Stock issued on June 30, 2022		8-K	06/27/2022	4.2	06/29/2022

10.1	Ninth Amendment to Credit Agreement, dated as of June 30, 2022, by and between the Registrant and SWK Funding LLC	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

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

BIOLASE, INC.
(Registrant)

August 11, 2022	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2022	By:	/s/ JENNIFER BRIGHT
Date		Jennifer Bright
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)