Form 10-Q
period 2022-09-30
BIOLASE, INC
filed 2022-11-10
CIK 811240

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2022

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

As of November 3, 2022, the registrant had 7,145,529 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements (Unaudited):	2
	Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	2
	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and September 30, 2021	3
	Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity for the three and nine months ended September 30, 2022 and September 30, 2021	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
PART II	OTHER INFORMATION	38
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 5	Other Information	38
Item 6.	Exhibits	39
Signatures		41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$9,960	$29,972
Restricted cash	—	203
Accounts receivable, less allowance of $2,172 and $2,154 as of September 30, 2022 and December 31, 2021, respectively	4,846	4,238
Inventory	16,427	12,929
Prepaid expenses and other current assets	2,648	2,012
Total current assets	33,881	49,354
Property, plant, and equipment, net	3,915	1,067
Goodwill	2,926	2,926
Right of use asset	1,909	1,717
Other assets	234	220
Total assets	$42,865	$55,284
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,974	$3,309
Accrued liabilities	6,919	8,276
Deferred revenue, current portion	1,870	2,259
Total current liabilities	13,763	13,844
Deferred revenue	347	329
Warranty accrual	416	521
Non current term loans, net of discount	12,793	13,603
Non current operating lease liability	1,428	1,449
Other liabilities	260	330
Total liabilities	29,007	30,076
Commitments and contingencies — Note 11
Stockholders' equity:
Series F Preferred stock, par value $0.001 per share; 18 shares authorized, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	34
Common stock, par value $0.001 per share; 180,000 shares authorized, 7,144 and 6,149 shares issued and 7,142 and 6,147 shares outstanding as of September 30, 2022 and December 31, 2021, respectively— Note 1	7	6
Additional paid-in capital	301,196	293,325
Accumulated other comprehensive loss	(1,038)	(623)
Accumulated deficit	(286,307)	(267,534)
Total stockholders' equity	13,858	25,208
Total liabilities, redeemable preferred stock and stockholders' equity	$42,865	$55,284

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenue	$12,010	$9,531	$34,411	$26,780
Cost of revenue	9,565	4,689	22,096	15,157
Gross profit	2,445	4,842	12,315	11,623
Operating expenses:
Sales and marketing	5,008	3,451	15,224	10,315
General and administrative	3,109	2,479	8,825	8,613
Engineering and development	1,979	1,540	5,177	4,506
Loss on patent litigation settlement	—	29	—	190
Total operating expenses	10,096	7,499	29,226	23,624
Loss from operations	(7,651)	(2,657)	(16,911)	(12,001)
Loss on foreign currency transactions	(329)	(36)	(552)	(172)
Interest expense, net	(424)	(569)	(1,287)	(1,727)
Gain on debt forgiveness	—	—	—	3,014
Non-operating income (loss), net	(753)	(605)	(1,839)	1,115
Loss before income tax provision	(8,404)	(3,262)	(18,750)	(10,886)
Income tax (provision) benefit	17	(14)	(23)	7
Net loss	(8,387)	(3,276)	(18,773)	(10,879)
Other comprehensive loss items:
Foreign currency translation adjustments	(152)	(90)	(415)	(173)
Comprehensive loss	$(8,539)	$(3,366)	$(19,188)	$(11,052)

Net loss	$(8,387)	$(3,276)	$(18,773)	$(10,879)
Deemed dividend on convertible preferred stock	—	(9)	(217)	(546)
Net loss attributable to common stockholders	$(8,387)	$(3,285)	$(18,990)	$(11,425)

Net loss per share attributable to common stockholders:
Basic and Diluted - Note 1	$(1.10)	$(0.54)	$(2.85)	$(1.96)
Shares used in the calculation of net loss per share:
Basic and Diluted - Note 1	7,615	6,078	6,661	5,832

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Mezzanine Equity		Stockholders' Equity
	Series G Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Series F Convertible Preferred Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Loss	Deficit	Equity
Balances, June 30, 2022	—	$—	6,857	$7	$300,414	—	$—	$(886)	$(277,920)	$21,615
Sale of common stock, net of fees	—	—	—	—	(214)	—	—	—	—	(214)
Issuance of stock from RSUs, net	—	—	109	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	996	—	—	—	—	996
Exercise of common stock warrants	—	—	178	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(8,387)	(8,387)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(152)	—	(152)
Balances, September 30, 2022	—	$—	7,144	$7	$301,196	—	$—	$(1,038)	$(286,307)	$13,858

Balances, December 31, 2021	—	$—	6,149	$6	$293,325	—	$34	$(623)	$(267,534)	$25,208
Sale of common stock, net of fees	—	—	679	1	5,634	—	—	—	—	5,635
Issuance of Series G Redeemable Preferred Stock	154	—	—	—	—	—	—	—	—	—
Redemption of Series G Redeemable Preferred Stock	(154)	—	—	—	—	—	—	—	—	—
Conversion of Series F Convertible Preferred Stock	—	—	25	—	251	—	(251)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	(217)	—	217	—	—	—
Issuance of stock from RSUs, net	—	—	113	—	—	—	—	—	—	—
Liability award reclass	—	—	—	—	596	—	—	—	—	596
Stock-based compensation	—	—	—	—	1,607	—	—	—	—	1,607
Exercise of common stock warrants	—	—	178	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(18,773)	(18,773)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(415)	—	(415)
Balances, September 30, 2022	—	$—	7,144	$7	$301,196	—	$—	$(1,038)	$(286,307)	$13,858

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Series F Convertible Preferred Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Amount	Shares	Amount	Loss	Deficit	Equity
Balances, June 30, 2021	6,049	$6	$292,662	—	$35	$(468)	$(258,979)	$33,256
Exercise of stock option	7	—	66	—	—	—	—	66
Issuance of restricted shares	10	—	164	—	—	—	—	164
Conversion of Series F Convertible Preferred Stock	1	—	10	—	(10)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	(9)	—	9	—	—	—
Issuance of stock from RSUs, net	64	—	—	—	—	—	—	—
Stock-based compensation	—	—	192	—	—	—	—	192
Exercise of common stock warrants	1	—	10	—	—	—	—	10
Net loss	—	—	—	—	—	—	(3,276)	(3,276)
Foreign currency translation adjustment	—	—	—	—	—	(90)	—	(90)
Balances, September 30, 2021	6,132	$6	$293,095	—	$34	$(558)	$(262,255)	$30,322

Balances, December 31, 2020	3,908	$4	$261,667	1	$118	$(385)	$(251,376)	$10,028
Sale of common stock	560	1	13,290	—	—	—	—	13,291
Exercise of stock option	7	—	66	—	—	—	—	66
Issuance of common stock for settlement of liability	20	—	510	—	—	—	—	510
Issuance of restricted shares	10	—	164	—	—	—	—	164
Conversion of Series F Convertible Preferred Stock	63	—	630	(1)	(630)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	(546)	—	546	—	—	—
Issuance of stock from RSUs, net	135	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,253	—	—	—	—	2,253
Exercise of common stock warrants	1,429	1	15,061	—	—	—	—	15,062
Net loss	—	—	—	—	—	—	(10,879)	(10,879)
Foreign currency translation adjustment	—	—	—	—	—	(173)	—	(173)
Balances, September 30, 2021	6,132	$6	$293,095	—	$34	$(558)	$(262,255)	$30,322

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(18,773)	$(10,879)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	369	281
Provision for bad debts	56	(162)
Provision for inventory excess and obsolescence	245	—
Inventory write-offs and disposals	1,486	(117)
Amortization of discount on lines of credit	71	126
Amortization of debt issuance costs	126	290
Patent litigation mark-to-market	—	190
Issuance of restricted shares	—	164
Stock-based compensation	1,691	1,488
Gain on debt forgiveness	—	(3,014)
Changes in operating assets and liabilities:
Accounts receivable	(664)	(417)
Inventory	(5,229)	(2,788)
Prepaid expenses and other current assets	(850)	235
Accounts payable and accrued liabilities	664	705
Deferred revenue	(371)	292
Net cash and cash equivalents used in operating activities	(21,179)	(13,606)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(3,256)	(396)
Net cash and cash equivalents used in investing activities	(3,256)	(396)
Cash Flows from Financing Activities:
Proceeds from the sale of common stock	5,635	13,291
Payments of equity offering costs	—	(6)
Principal payment on loan	(1,000)	—
Proceeds from the exercise of common stock warrants	—	16,560
Payment of debt issuance costs	—	(25)
Proceeds from exercise of stock options	—	66
Net cash and cash equivalents provided by financing activities	4,635	29,886
Effect of exchange rate changes	(415)	(171)
(Decrease) increase in cash, cash equivalents and restricted cash	(20,215)	15,713
Cash, cash equivalents and restricted cash, beginning of period	30,175	17,876
Cash, cash equivalents and restricted cash, end of period	$9,960	$33,589
Supplemental cash flow disclosure:
Cash paid for interest	$1,110	$1,328
Cash received for interest	$23	$44
Cash paid for income taxes	$39	$154
Cash paid for operating leases	$219	$185
Non-cash settlement of liability	$—	$510
Non-cash right-of-use assets obtained in exchange for lease obligation	$562	$48
Deemed dividend on preferred stock	$217	$546

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

The unaudited consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2021, included in BIOLASE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2022 (the “2021 Form 10-K”).

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

Liquidity and Management’s Plans

The Company incurred losses from operations and used cash in operating activities for the three and nine months ended September 30, 2022 and for the years ended December 31, 2021, 2020, and 2019. The Company’s recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of September 30, 2022, the Company had working capital of approximately $20.1 million. The Company’s principal sources of liquidity as of September 30, 2022 consisted of approximately $10.0 million in cash and cash equivalents and $4.8 million of net accounts receivable. As of December 31, 2021, the Company had working capital of approximately $35.5 million, $30.0 million in cash and cash equivalents and $4.2 million of net accounts receivable. The decrease in cash and cash equivalents since December 31, 2021 was primarily due to cash used in operating activities of $21.2 million, $3.3 million cash used in investing activities, and a $1.0 million payment on the SWK Loan (as defined below), partially offset by cash provided by the $5.6 million of net proceeds from the June 2022 direct offering and private placement. The $21.2 million of net cash used in operating activities was primarily driven by our net loss of $18.8 million and net increase in operating assets and liabilities of $6.5 million.

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

Membership Interest Purchase Agreement

On September 22, 2022, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Med-Fiber LLC ("Med-Fiber") and Alexei Tchapyjnikov, pursuant to which the Company acquired all of the issued and outstanding membership interests of Med-Fiber on the terms and subject to the conditions set forth in the Purchase Agreement, for a purchase price equal to $1,320,000, plus, subject to the satisfaction of certain milestones, additional earn-out consideration in an aggregate amount of up to $880,000. Med-Fiber was engaged in the business of manufacturing and supplying infrared transmitting fiber optics for laser power delivery applications and activities related thereto. The purchase was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar assets. The $2,220,000 is included as a component of property, plant, and equipment in the consolidated balance sheet as of September 30, 2022.

Reverse Stock Split

At the 2022 annual meeting of BIOLASE stockholders (the "2022 Annual Meeting"), BIOLASE stockholders approved an amendment to BIOLASE’s Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), to effect a reverse stock split of BIOLASE common stock, at a ratio ranging from one-for-two (1:2) to one-for-twenty-five (1:25), with the final ratio to be determined by the Board. Immediately after the 2022 Annual Meeting, the Board approved a one-for-twenty-five (1:25) reverse stock split of the outstanding shares of BIOLASE common stock (the “Reverse Stock Split”). On April 28, 2022, BIOLASE filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, which became effective on April 28, 2022. The amendment did not change the number of authorized shares of BIOLASE common stock.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management as discussed in the Company’s 2021 audited financial statements included in the 2021 Form 10-K. Management believes that there have been no significant changes during the nine months ended September 30, 2022 in the Company’s critical accounting policies from those disclosed in the Company’s 2021 audited financial statements included in the 2021 Form 10-K.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the three and nine months ended September 30, 2022 and 2021, respectively, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

Revenue from products and services transferred to customers at a single point in time accounted for 83% and 87% of net revenue for the three and nine months ended September 30, 2022, respectively, and 88% of net revenue for the three and nine months ended September 30, 2021. The majority of the Company’s revenue recognized at a single point in time is for the sale of laser systems and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 17% and 13% of net revenue for the three and nine months ended September 30, 2022, respectively, and 12% of net revenue for the three and nine months ended September 30, 2021. The majority of the Company’s revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $0.4 million and $0.8 million as of September 30, 2022 and December 31, 2021, respectively.

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

	September 30,	December 31,
	2022	2021
Undelivered elements (training, installation, product and support services)	$366	$835
Extended warranty contracts	1,851	1,753
Total deferred revenue	2,217	2,588
Less: long-term portion of deferred revenue	(347)	(329)
Deferred revenue — current	$1,870	$2,259

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at September 30, 2022 and December 31, 2021.

The amount of revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in the opening contract liability balance related to undelivered elements was $0.7 million and $0.2 million, respectively. The amounts related to extended warranty contracts was $1.3 million and $1.1 million, for the nine months ended September 30, 2022 and 2021, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
United States	$8,413	$5,939	$24,290	$17,024
International	3,597	3,592	10,121	9,756
Total net revenue	$12,010	$9,531	$34,411	$26,780

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue recognized over time	$2,076	$1,116	$4,406	$3,269
Revenue recognized at a point in time	9,934	8,415	30,005	23,511
Net revenue	$12,010	$9,531	$34,411	$26,780

The Company’s sales by end market were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
End-customer	$8,413	$5,939	$24,290	$17,024
Distributors	3,597	3,592	10,121	9,756
Net revenue	$12,010	$9,531	$34,411	$26,780

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

Series F Convertible Preferred Stock

On July 23, 2020, the Company consummated the sale of an aggregate of 18,000 shares of Series F Preferred Stock, par value $0.001 per share ("Series F Preferred Stock"), and 45,000,000 warrants (the “July 2020 Warrants”), with each warrant exercisable for one twenty-fifth of a share of BIOLASE common stock, through a registered rights offering the Company completed on July 22, 2020 (the “Rights Offering”). Each share of Series F Preferred Stock was convertible at the Company’s option at any time on or after July 22, 2021 or at the option of the holder at any time, into the number of shares of BIOLASE common stock determined by dividing the $1,000 stated value per share of the Series F Preferred Stock by a conversion price of $10.00 per share. Each share of Series F Preferred Stock was convertible into 100 shares of common stock, and each July 2020 Warrant entitled the holder thereof to purchase one twenty-fifth of a share BIOLASE common stock at an exercise price of $10.00 per share.

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

The Series F Preferred Stock contained a beneficial conversion feature which resulted in a deemed dividend to preferred stockholders of approximately $2.7 million, upon immediate accretion. Additionally, the July 2020 Warrants were recognized as a discount to the Series F Preferred Stock. Upon conversion, including the conversion described below, this discount was accreted and also recognized as a deemed dividend to preferred stockholders in the amount of $0.2 million, $0.5 million and $14.7 million for the nine months ended September 30, 2022 and the years ended December 31, 2021 and 2020, respectively.

The remaining shares of Series F Preferred Stock were converted into shares of BIOLASE common stock in the first quarter of 2022 with none outstanding as of September 30, 2022. Approximately 251 shares of Series F Preferred Stock remained outstanding as of December 31, 2021. On March 3, 2022, the Series F Preferred Stock was eliminated.

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2017, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, directors of the Company, and consultants to the Company. As of September 30, 2022, a total of 124,400 shares have been authorized for issuance under the 2002 Plan, of which approximately 41,000 shares of BIOLASE common stock have been issued pursuant to options that were exercised and restricted stock units ("RSUs") that were vested, approximately 23,000 shares of common stock have been reserved for options that are outstanding, and no shares of common stock remain available for future grants.

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

Under the terms of the 2018 Plan, approximately 0.1 million shares of BIOLASE common stock are available for issuance as of September 30, 2022. As of September 30, 2022, a total of 1.5 million shares of common stock have been authorized for issuance under the 2018 Plan, of which approximately 1.0 million shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options or stock appreciation rights ("SARs"), and/or settlement of unvested RSUs or phantom awards under the 2018 Plan.

The Company recognized stock-based compensation expense of $0.6 million and $1.7 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $1.5 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and 2021, the Company had approximately $1.8 million and $0.8 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that expense to be recognized over a weighted-average period of 1.1 years.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of revenue	$20	$25	$133	$138
Sales and marketing	136	62	448	291
General and administrative	32	61	183	777
Engineering and development	403	44	927	282
Total	$591	$192	$1,691	$1,488

The fair values of stock options granted in the period were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Expected term (years)	—	6.1	—	6.1
Volatility	—%	111%	—%	111%
Annual dividend per share	N/A	N/A	N/A	N/A
Risk-free interest rate	—%	0.98%	—%	0.86%

A summary of option activity for the nine months ended September 30, 2022 is as follows (in thousands, except per share data):

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value(1)
Options outstanding at December 31, 2021	70	$62.01	7.1	$15
Forfeited, cancelled, or expired	(18)	$22.82
Options outstanding at September 30, 2022	52	$74.95	6.0	$—
Options exercisable at September 30, 2022	50	$77.50	5.9	$—
Vested options expired during the period ended September 30, 2022	—	$—

(1)
The intrinsic value calculation does not include negative values, which can occur when the fair market value on the reporting date is less than the exercise price of the award.

A summary of unvested stock option activity for the nine months ended September 30, 2022 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options at December 31, 2021	5	$17.31
Vested	(2)	$20.99
Forfeited or cancelled	(1)	$17.03
Unvested options at September 30, 2022	2	$14.76

Fair value disclosures related to grants, exercises and vested options are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Proceeds from stock options exercised	$—	$66	$—	$66
Tax benefit related to stock options exercised (1)	N/A	N/A	N/A	N/A
Intrinsic value of stock options exercised (2)	$—	$42	$—	$42
Weighted-average fair value of options granted per share	$—	$0.49	$—	$0.72
Total fair value of stock options vested during the period	$12	$8	$35	$395

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

Restricted Stock Units

A summary of unvested RSU activity for the nine months ended September 30, 2022 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs at December 31, 2021	94	$15.64
Granted	480	$4.44
Vested	(158)	$7.45
Forfeited or cancelled	(5)	$16.63
Unvested RSUs at September 30, 2022	411	$5.69

Warrants

The Company issues warrants to acquire shares of BIOLASE common stock as approved by the Board.

June 2022 Direct Offering and Private Placement

On June 27, 2022, the Company entered into a Securities Purchase Agreement with certain accredited institutional investors, pursuant to which the Company agreed to issue to the Purchasers (as defined therein), (i) in a registered direct offering, 678,745 shares of BIOLASE common stock, and pre-funded warrants to purchase 726,660 shares of BIOLASE common stock (the “June 2022 Pre-Funded Warrants”) with an exercise price of $0.001 per share, and (ii) in a concurrent private placement, warrants to purchase 1,405,405 shares of BIOLASE common stock (each a "Common Warrant" and together with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”). The combined purchase price for one share of BIOLASE common stock and one Common Warrant was $4.625, and the combined purchase price for one June 2022 Pre-Funded Warrant and one Common Warrant was $4.624. In the offering and concurrent private placement, the Company received aggregate gross proceeds of approximately $6.5 million before deducting fees to the placement agent and other transaction expenses.

Based on the terms and conditions of the June 2022 Warrants, the Company determined that equity classification was appropriate and recognized the net proceeds in excess of par of $5.6 million in Additional Paid-In Capital.

July 2020 Rights Offering

On July 23, 2020, the Company consummated the Rights Offering issuing (i) 18,000 shares of Series F Preferred Stock and (ii) 45,000,000 July 2020 Warrants with an exercise price of $10.00 per share of BIOLASE common stock. The initial fair value of the July 2020 Warrants was estimated to be at $8.50 per share of BIOLASE common stock using the Black-Scholes pricing model with an expected term of 5 years, market price of $11.00 per share, which was the last closing price of BIOLASE common stock prior to the transaction date, volatility of 109.8%, a risk free rate of 0.27% and an expected dividend yield of 0. Based on the terms and conditions of the July 2020 Warrants, the Company initially determined that liability classification was appropriate and recognized the fair value of the July 2020 Warrants as a liability. Based on the fair value of the July 2020 Warrants, the Company allocated approximately $2.7 million to the Series F Preferred Stock and $15.3 million to the July 2020 Warrants before issuance costs. Issuance costs of $1.6 million relating to the July 2020 Warrants were recognized as an expense and were recorded in Other (income) expense, net in the consolidated statement of operations for the year ended December 31, 2020.

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

Based on the terms and conditions of the June 2020 Warrants, the Company determined that equity classification was appropriate and recognized the values of the common stock and June 2020 Warrants in excess of par in Additional Paid-In Capital. The Company allocated the net proceeds of $6.2 million to the common stock and June 2020 Warrants based on their relative fair values. The fair value of the June 2020 Warrants was estimated to be at $10.5 per share using the Black-Scholes pricing model with an expected term of 5 years, market price of $13.5 which was the last closing price of BIOLASE common stock prior to the transaction date, volatility of 109.8% and a risk free rate of 0.45% and an expected dividend yield of 0. Based on the relative fair value of the common stock and the June 2020 Warrants, the Company allocated approximately $3.9 million to the common stock and $3.0 million to the June 2020 Warrants before issuance costs.

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

SWK Warrants

On November 9, 2018, in connection with the Credit Agreement (as defined below), the Company issued to SWK warrants (the "SWK Warrants") to purchase up to 372,023 shares of BIOLASE common stock. The SWK Warrants were immediately exercisable and expire on November 9, 2026. The initial exercise price of the SWK Warrants was $33.50 per share, which was the average closing price of BIOLASE common stock for the ten trading days immediately preceding November 9, 2018 (as adjusted for the Reverse Stock Split). These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the SWK Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%; and resulted in an estimated fair value of $0.4 million.

In November 2019, the SWK Warrants were consolidated and the exercise price was adjusted to $25.00 per share in connection with an amendment to the Credit Agreement, and in March 2020, the exercise price was adjusted a second time to $12.25. The impact of both reprice events was de minimis to the consolidated financial statements. In connection with the Fifth Amendment, the Company entered into a Third Amendment to the SWK Warrant Agreement. Under this amendment, the Company granted to SWK 63,779 additional common stock warrants at an exercise price of approximately $9.75. All other terms and conditions to the additional warrants were the same as those previously granted. The Company also revised the exercise price of the 487,198 common stock warrants held by SWK to $9.75. The Company measured the fair value of the 63,779 warrants granted using the Black-Scholes option-pricing model. The fair value of the additional warrants and the aggregate impact of the exercise price adjustments in previous amendments to the Warrant Agreement were less than $0.1 million and not material to the consolidated financial statements. Due to the repricing that occurred in the second quarter of 2020, the down round features of these warrants was not triggered by the Company’s June 2020 sale of common stock.

DPG Warrants

On November 14, 2018, in connection with the SWK Loan, the Company paid a finder’s fee to Deal Partners Group ("DPG") of $0.4 million cash and issued warrants to purchase up to 279,851 shares of BIOLASE common stock (the “DPG Warrants”). The DPG Warrants were exercisable immediately, and expire on November 9, 2026. The initial exercise price of the DPG Warrants was $33.50, which was the average closing price of the Company’s common stock for the ten trading days immediately preceding November 9, 2018 (as adjusted for the Reverse Stock Split). These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the DPG Warrants of $0.3 million was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%. In May 2019 the Company issued 149,727 warrants to purchase BIOLASE common stock at a weighted average exercise price of $54.25 to SWK and DPG.

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

The value of both the SWK Warrants and the DPG Warrants was recognized as a discount on the SWK Loan and is being amortized on a straight-line basis, which approximates the effective-interest method, over the loan term of five years. Additionally, based on the adoption of ASU 2017-11 in the fourth quarter of 2018, these warrants are classified as equity in the consolidated balance sheet as of September 30, 2022 and December 31, 2021.

A summary of warrant activity for the nine months ended September 30, 2022 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding, December 31, 2021	17,996	$19.98
Granted or Issued	2,132	$3.05
Exercised	(178)	$—
Forfeited, cancelled, or expired	(785)	$225.00
Warrants outstanding at September 30, 2022	19,165	$9.88
Warrants exercisable at September 30, 2022	19,165	$9.88
Vested warrants expired during the period ended September 30, 2022	(785)	$225.00

Phantom Awards and Stock Appreciation Rights

During the nine months ended September 30, 2022, the Company issued approximately 30,000 phantom RSUs in lieu of stock-settled RSUs historically granted for leadership bonuses and non-employee director service. During the year ended December 31, 2021, the Company issued approximately 400,000 phantom RSUs. The phantom RSUs have either time-based or performance-based vesting conditions and could be settled in cash in 2024 with the Company's option to settle the award in BIOLASE common stock at the sole discretion of the Board. These phantom RSUs were included as a component of long-term liability on the consolidated balance sheet and were not considered stock-based compensation due to the cash-settlement feature of the award and limitation on the number of remaining shares authorized for issuance. In the second quarter of 2022, as a result of the Reverse Stock Split, the phantom awards were reclassed to equity and included as a component of additional paid-in-capital in the amount of $0.1 million, with a portion remaining as a component of long-term liability on the consolidated balance sheet, and the expense subsequent to the remeasurement date considered stock-based compensation. The expense recognized during the three and nine months ended September 30, 2022 was $0.1 million. As of September 30, 2022 $0.1 million was included in additional paid-in-capital and $0.2 million was included in long-term liabilities on the consolidated balance sheet. The balance included in long-term liabilities as of December 31, 2021, was $0.3 million.

During the year ended December 31, 2021, the Company issued approximately 40,000 SARs in lieu of stock-settled RSUs historically granted for non-employee director service. Upon exercise, the SARs could be settled in cash with the Company's option to settle in BIOLASE common stock at the sole discretion of the Board. These SARS were included in accrued liabilities on the consolidated balance sheet and not considered stock-based compensation due to the cash-settlement feature of the award and limitation on the number of remaining shares authorized for issuance. In the second quarter of 2022, as a result of the Reverse Stock Split, the SARs were reclassed to equity and included as a component of additional paid-in-capital on the consolidated balance sheet in the amount of $0.5 million. No expense was recognized during the three months ended September 30, 2022, and the expense recognized during the nine months ended September 30, 2022 was $0.3 million and is included in additional paid-in-capital on the consolidated balance sheet as of September 30, 2022. The expense included in accrued liabilities on the consolidated balance sheet as of December 31, 2021 was $0.3 million.

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of BIOLASE common stock outstanding for the period. In computing diluted net loss per share, the weighted average number of shares of common stock outstanding is adjusted to reflect the effect of potentially dilutive securities. Net income (loss) is adjusted for any deemed dividends to preferred stockholders to compute net income attributable to common stockholders. The June 2022 Pre-Funded Warrants were included in the calculation of diluted loss per share for the period ended September 30, 2022.

Outstanding stock options, RSUs, and warrants to purchase approximately 2.6 million and 1.0 million shares were not included in the calculation of diluted loss per share amounts for the periods ended September 30, 2022 and September 30, 2021, respectively, as their effect would have been anti-dilutive. Also excluded in the calculation of diluted loss per share amount for the three and nine months ended September 30, 2021 are the 652,500 shares of BIOLASE common stock issuable upon conversion of the 261 shares of Series F Preferred Stock outstanding as of September 30, 2021.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$6,465	$4,444
Work-in-process	2,192	1,726
Finished goods	7,770	6,759
Inventory	$16,427	$12,929

Inventory has been reduced by estimates for excess and obsolete amounts totaling $1.3 million and $1.0 million as of September 30, 2022 and December 31, 2021, respectively.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2022	2021
Building	$182	$211
Leasehold improvements	328	89
Equipment and computers	8,452	8,150
Furniture and fixtures	475	471
Construction in progress	2,730	31
Total	12,167	8,952
Accumulated depreciation and amortization	(8,394)	(8,049)
Property, plant, and equipment, net before land	3,773	903
Land	142	164
Property, plant, and equipment, net	$3,915	$1,067

Depreciation and amortization expense related to property, plant, and equipment totaled $0.1 million and $0.4 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its last annual impairment test of goodwill as of September 30, 2021 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment tests if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. No events have occurred since September 30, 2021 through the date of these unaudited consolidated financial statements that would trigger further impairment testing of the Company’s intangible assets and goodwill.

As of September 30, 2022 and December 31, 2021, the Company had goodwill of $2.9 million. As of September 30, 2022 and December 31, 2021, all intangible assets have been fully amortized and no amortization expense was recognized during the three and nine months ended September 30, 2022 and 2021.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2022	2021
Payroll and benefits	$3,017	$3,969
Warranty accrual, current portion	1,061	565
Contingent Liability	880	—
Accrued professional services	633	275
Lease liability	615	405
Taxes	193	558
Accrued insurance premium	13	600
Settlement accrual	—	805
Other	507	1,099
Accrued liabilities	$6,919	$8,276

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") allows employers to defer the deposit and payment of the employer's share of Social Security taxes from payroll periods through December 31, 2020. Under the CARES Act, the Company had deferred payments of $0.2 million outstanding as of September 30, 2022 and December 31, 2021. The deferred liability is included in accrued payroll and benefits.

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties are included within accrued liabilities and were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance, beginning of period	$1,233	$551	$1,086	$1,132
Provision for estimated warranty cost	1,255	832	2,715	1,129
Warranty expenditures	(1,011)	(366)	(2,324)	(1,244)
Balance, end of period	1,477	1,017	1,477	1,017
Less: long-term portion of warranty accrual	416	472	416	472
Current portion of warranty accrual	$1,061	$545	$1,061	$545

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

NOTE 9—DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	September 30,	December 31,
	2022	2021
SWK Loan	$13,300	$14,300
EIDL Loan	150	150
Discount and debt issuance costs on SWK Loan	(657)	(847)
Total	12,793	13,603
Current term loans, net of discount	—	—
Non current term loans, net of discount	$12,793	$13,603

The Company recognized approximately $0.4 million and $1.3 million in interest expense for the three and nine months ended September 30, 2022, respectively, and $0.6 million and $1.7 million in interest expense for the three and nine months ended September 30, 2021, respectively. The weighted-average interest rate as of September 30, 2022 was 10.25%.

The future minimum principal and interest payments as of September 30, 2022 are as follows (in thousands):

	Principal	Interest (1)
Remainder of 2022	$—	$357
2023	700	1,425
2024	2,800	1,242
2025	9,800	1,895
2026	—	9
2027 and thereafter	150	89
Total future payments	$13,450	$5,017

(1) Estimated using London Interbank Bank Offered Rate (“LIBOR”) as of September 30, 2022

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (as amended, restated, and supplemented from time to time, the “Credit Agreement”) with SWK Funding LLC (“SWK”), pursuant to which the Company has borrowed $14.3 million (“SWK Loan”) as of September 30, 2022. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement and subsequent amendments as discussed in the Company’s 2021 Form 10-K and below, repayment of the SWK Loan is interest-only through May 2023, paid quarterly with the option to extend the interest-only period. On June 30, 2022 the Company entered into the ninth amendment to the Credit Agreement (the "Ninth Amendment"), which extended the interest-only period by two quarters from May 2023 to November 2023 and lowered the required minimum unencumbered liquid assets. In connection with the Ninth Amendment, the Company prepaid $1.0 million of the outstanding loan balance. Principal repayments begin in November 2023 and will be approximately $0.7 million quarterly until the SWK Loan matures in May 2025. The loan bears interest of 9% plus a LIBOR floor of 1.25% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists.

As of September 30, 2022, the Company was in compliance with the debt covenants of the Credit Agreement.

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

On February 4, 2020, the Company entered into a 66-month real property lease agreement for office space of approximately 11,000 square feet of office space in Lake Forest, California. The lease commenced on July 1, 2020.

On May 26, 2022, the Company entered into a lease agreement to expand training operations and establish a dental office with approximately 8,000 square feet of office space in Lake Forest, California. The lease commences upon completion of construction expected in early 2023 and expires December 31, 2025.

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$84	$62	$219	$185
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$—	$562	$48
Weighted-average remaining lease term	2.9 years	3.8 years	2.9 years	3.8 years
Weighted-average discount rate	12.3%	12.3%	12.3%	12.3%

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

Maturities of lease liabilities as of September 30, 2022 for leases that have commenced are as follows (in thousands):

September 30,
2023	$831
2024	826
2025	644
2026	144
2027 and thereafter	—
Total future minimum lease obligations	2,445
Less imputed interest	(402)
Total lease liabilities	$2,043

Current operating lease liabilities, included in accrued liabilities	$615
Non current lease liabilities	1,428
Total lease liabilities	$2,043

As of September 30, 2022, right-of-use assets were $1.9 million and lease liabilities were $2.0 million.

Rent expense totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2022 and $0.2 million and $0.6 million for the three and nine months ended September 30, 2021.

Future minimum rental commitments under lease agreements, as of September 30, 2022, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

Year Ended
December 31,
Remainder of 2022	$205
2023	834
2024	822
2025	584
2026 and thereafter	—
Total future minimum lease obligations	2,445
Less imputed interest	(402)
Total lease liabilities	$2,043

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

NOTE 12—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three and nine months ended September 30, 2022, sales to customers in the United States accounted for approximately 70% and 71% of net revenue, respectively, and international sales accounted for approximately 30% and 29% of net revenue, respectively. For the three and nine months ended September 30, 2021, sales to customers in the United States accounted for approximately 62% and 64% of net revenue and international sales accounted for approximately 38% and 36% of net revenue. No individual country, other than the United States, represented more than 10% of total net revenue during the three and nine months ended September 30, 2022 or 2021.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
United States	$8,413	$5,939	$24,290	$17,024
International	3,597	3,592	10,121	9,756
Total net revenue	$12,010	$9,531	$34,411	$26,780

Property, plant, and equipment by geographic location was as follows (in thousands):

	September 30,	December 31,
	2022	2021
United States	$3,687	$797
International	228	270
Total	$3,915	$1,067

NOTE 13—CONCENTRATIONS

Revenue from the Company’s products are as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
Laser systems	$7,302	60.8%	$6,084	63.8%	$21,626	62.9%	$16,588	61.9%
Consumables and other	2,632	21.9%	2,331	24.5%	8,379	24.3%	6,923	25.9%
Services	2,076	17.3%	1,116	11.7%	4,406	12.8%	3,269	12.2%
Total net revenue	$12,010	100.0%	$9,531	100.0%	$34,411	100.0%	$26,780	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and nine months ended September 30, 2022 or 2021.

The Company maintains its cash and cash equivalents in money market investment accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at September 30, 2022 and December 31, 2021.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and nine months ended September 30, 2022 and 2021. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three and nine months ended September 30, 2022, the Company recorded an income tax benefit of $17,000 and an income tax provision of $23,000, respectively, resulting in an effective tax rate of 0.2% and (0.1%) respectively. During the three and nine months ended September 30, 2021, the Company recorded an income tax provision of $14,000 and an income tax benefit of $7,000, respectively, resulting in an effective tax rate of (0.4%) and 0.1%, respectively. The income tax provisions and benefit for the three and nine months ended September 30, 2022 and 2021 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

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

•
substantial doubt about our ability to continue as a going concern;
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

Further information about factors that could materially affect the Company, including our results of operations and financial condition, is contained under “Risk Factors” in Item 1A in the 2021 Form 10-K and Item 1A of Part II of this Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is the only effective, safe solution to preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We also offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. As of September 30, 2022 we had approximately 302 issued and 28 pending United States and international patents, the majority of which are related to Waterlase technology. From 1998 through December 31, 2021, we sold over 43,300 laser systems in over 80 countries around the world.

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

The Company experienced revenue growth of 26% and 28% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to the negative impact of COVID-19 during the first half of 2021 and high demand from new users for the Company's dental lasers during 2022. The Company is currently forecasting revenue for fiscal year 2022 to be significantly above fiscal year 2021, as the Company's strategy described above continues to generate sales to new customers.

To educate providers and increase patient access to our products, over the past couple of years, we have formed specialist training programs focused on expanding awareness of the benefits of our dental lasers among dental specialists. These programs provide clinicians with an immersive training experience through peer-led learning and best practice sharing to help ensure appropriate use of Waterlase technology in clinical practices. In the fourth quarter of 2021, we launched the Epic Hygiene Academy which seeks to bring together leaders in the dental hygiene profession to provide improved continuing education in delivering superior patient care through laser technology.

In 2021, we designed, developed, received FDA clearance for, and began production of a laser using our proprietary Er,Cr:YSGG laser technology in partnership with EdgeEndo, a leading endodontic company. The EdgePro is a state-of-the-art microfluidic irrigation device designed to clean and disinfect root canals. The partnership with EdgeEndo is our first exclusive OEM agreement.

Recent Developments

Membership Interest Purchase Agreement

On September 22, 2022, BIOLASE entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Med-Fiber LLC (“Med-Fiber”) and Alexei Tchapyjnikov, pursuant to which we acquired all of the issued and outstanding membership interests of Med-Fiber LLC, on the terms and subject to the conditions set forth in the Purchase Agreement, for a purchase price equal to $1,320,000, plus, subject to the satisfaction of certain milestones, additional earn-out consideration in an aggregate amount of up to $880,000. Med-Fiber was engaged in the business of manufacturing and supplying infrared transmitting fiber optics for laser power delivery applications and activities related thereto.

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

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2021 Form 10-K. There have been no significant changes during the nine months ended September 30, 2022 in our critical accounting policies from those disclosed in Item 7 of the 2021 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited operating results, expressed in thousands and as percentages of net revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
Net revenue	$12,010	100.0%	$9,531	100.0%	$34,411	100.0%	$26,780	100.0%
Cost of revenue	9,565	79.6%	4,689	49.2%	22,096	64.2%	15,157	56.6%
Gross profit	2,445	20.4%	4,842	50.8%	12,315	35.8%	11,623	43.4%
Operating expenses:
Sales and marketing	5,008	41.7%	3,451	36.2%	15,224	44.2%	10,315	38.5%
General and administrative	3,109	25.9%	2,479	26.0%	8,825	25.7%	8,613	32.2%
Engineering and development	1,979	16.5%	1,540	16.2%	5,177	15.0%	4,506	16.8%
Loss on patent litigation settlement	—	0.0%	29	0.3%	—	0.0%	190	0.7%
Total operating expenses	10,096	84.1%	7,499	78.7%	29,226	84.9%	23,624	88.2%
Loss from operations	(7,651)	(63.7)%	(2,657)	(27.9)%	(16,911)	(49.1)%	(12,001)	(44.8)%
Non-operating income (loss), net	(753)	(6.3)%	(605)	(6.3)%	(1,839)	(5.4)%	1,115	4.2%
Loss before income tax provision	(8,404)	(70.0)%	(3,262)	(34.2)%	(18,750)	(54.5)%	(10,886)	(40.6)%
Income tax (provision) benefit	17	0.2%	(14)	(0.2)%	(23)	(0.1)%	7	0.0%
Net loss	$(8,387)	(69.8)%	$(3,276)	(34.4)%	$(18,773)	(54.6)%	$(10,879)	(40.6)%

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

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
GAAP net loss attributable to common stockholders	$(8,387)	$(3,285)	$(18,990)	$(11,425)
Deemed dividend on convertible preferred stock	—	9	217	546
GAAP net loss	$(8,387)	$(3,276)	$(18,773)	$(10,879)
Adjustments:
Interest expense, net	424	569	1,287	1,727
Income tax provision (benefit)	(17)	14	23	(7)
Depreciation and amortization	122	101	369	281
Change in allowance for doubtful accounts	(87)	(83)	56	(162)
Loss on patent litigation settlement	—	29	—	190
Stock-based and other non-cash compensation	591	192	1,691	1,488
Increase in inventory reserves	1,731	—	1,731	—
Gain on debt forgiveness	—	—	—	(3,014)
Adjusted EBITDA	$(5,623)	$(2,454)	$(13,616)	$(10,376)

Comparison of Results of Operations

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

Net Revenue: The following table summarizes our unaudited net revenue by category, including each category’s percentage of our total revenue, for the three months ended September 30, 2022 and 2021, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended
	September 30,				Amount	Percent
	2022		2021		Change	Change
Laser systems	$7,302	60.8%	$6,084	63.8%	$1,218	20.0%
Consumables and other	2,632	21.9%	2,331	24.5%	301	12.9%
Services	2,076	17.3%	1,116	11.7%	960	86.0%
Net revenue	$12,010	100.0%	$9,531	100.0%	$2,479	26.0%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended September 30, 2022 and 2021, as well as the amount of change and percentage of change in each geographic revenue category (dollars in thousands):

	Three Months Ended
	September 30,				Amount	Percent
	2022		2021		Change	Change
United States	$8,413	70.0%	$5,939	62.3%	$2,474	41.7%
International	3,597	30.0%	3,592	37.7%	5	0.1%
Net revenue	$12,010	100.0%	$9,531	100.0%	$2,479	26.0%

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

Total net revenue increased by $2.5 million, or 26%, during the three months ended September 30, 2022 as compared to the same period in 2021 primarily due to an increase in Waterlase sales to new customers and specialists in the U.S. Outside the U.S., net revenue of $3.6 million during the three months ended September 30, 2022 was consistent with the same period in 2021. We believe patient volume in many countries outside the U.S. is still lagging from pre-COVID-19 levels.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended September 30, 2022 and 2021, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	September 30,				Amount	Percent
	2022		2021		Change	Change
Net revenue	$12,010	100.0%	$9,531	100.0%	$2,479	26.0%
Cost of revenue	9,565	79.6%	4,689	49.2%	4,876	104.0%
Gross profit	$2,445	20.4%	$4,842	50.8%	$(2,397)	(49.5)%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the three months ended September 30, 2022, was $2.4 million, or 20% of net revenue, a decrease of approximately $2.4 million, or 50%, as compared with gross profit of $4.8 million, or 51% of net revenue, for the same period in 2021. The decrease in gross profit as a percentage of revenue reflects the impact of a $1.7 million charge for inventory. This inventory charge was driven by the supply chain issues that we have encountered requiring us to change to new suppliers along with end of life designation for certain products and components, which resulted in higher inventory reserves and warranty expenses. In addition, lower margin OEM products were launched at the beginning of 2022, and a $0.4 million Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") received during the three months ended September 30, 2021 did not occur in 2022. The decrease was partially offset by the recognition of more product training revenue during the three months ended September 30, 2022 compared to the same period in 2021.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the three months ended September 30, 2022 and 2021, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	September 30,				Amount	Percent
	2022		2021		Change	Change
Sales and marketing	$5,008	41.7%	$3,451	36.2%	$1,557	45.1%
General and administrative	3,109	25.9%	2,479	26.0%	630	25.4%
Engineering and development	1,979	16.5%	1,540	16.2%	439	28.5%
Loss on patent litigation settlement	—	—%	29	0.3%	(29)	(100.0)%
Total operating expenses	$10,096	84.1%	$7,499	78.7%	$2,597	34.6%

Sales and Marketing Expense. Sales and marketing expenses during the three months ended September 30, 2022 increased by $1.6 million, or 45%, as compared to the same period in 2021. This increase is primarily due to $0.7 million of higher compensation expense due to no open territories in 2022 as well as commissions and bonus incentives for achieving sales targets, $0.4 million in higher travel and trade show related expenses incurred in the third quarter of 2022, $0.2 million in supplies and other expenses, and $0.3 million in increased supply costs from an Employee Retention Credit under the CARES Act received during the three months ended September 30, 2021 that did not occur in 2022.

General and Administrative Expense. General and administrative expenses during the three months ended September 30, 2022 increased by $0.6 million, or 25%, compared to the same period in 2021. This increase is primarily due $0.6 million from compensation and bonus incentives for achieving sales targets.

Engineering and Development Expense. Engineering and development expenses during the three months ended September 30, 2022 increased by $0.4 million, or 29%, compared to the same period in 2021. This increase is primarily due to $0.3 million from compensation expenses driven by more engineering projects for 2022 as compared to 2021 and $0.1 million from the impact of an Employee Retention Credit under the CARES Act received during the three months ended September 30, 2021 that did not occur in 2022.

Non-Operating Income (Loss)

Gain (Loss) on Foreign Currency Transactions. We realized an approximately $0.3 million loss on foreign currency transactions during the three months ended September 30, 2022 compared to an approximately $36 thousand loss on foreign currency transactions during the three months ended September 30, 2021, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $0.4 million during the three months ended September 30, 2022 compared to $0.6 million for the same period in 2021. The decrease is primarily due to the Ninth Amendment of the SWK Loan, which lowered the stated interest rate from 10% to 9% and the $1.0 million principal payment made in connection with the amendment.

Income Tax (Provision) Benefit. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our benefit (provision) for income taxes for the three months ended September 30, 2022 was consistent with the same period in 2021. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $8.4 million for the three months ended September 30, 2022 compared to a net loss of $3.3 million for the three months ended September 30, 2021.

Comparison of Results of Operations

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

Net Revenue: The following table summarizes our unaudited net revenue by category, including each category’s percentage of our total revenue, for the nine months ended September 30, 2022 and 2021, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Nine Months Ended
	September 30,				Amount	Percent
	2022		2021		Change	Change
Laser systems	$21,626	62.9%	$16,588	61.9%	$5,038	30.4%
Consumables and other	8,379	24.3%	6,923	25.9%	1,456	21.0%
Services	4,406	12.8%	3,269	12.2%	1,137	34.8%
Net revenue	$34,411	100.0%	$26,780	100.0%	$7,631	28.5%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the nine months ended September 30, 2022 and 2021, as well as the amount of change and percentage of change in each geographic revenue category (dollars in thousands):

	Nine Months Ended
	September 30,				Amount	Percent
	2022		2021		Change	Change
United States	$24,290	70.6%	$17,024	63.6%	$7,266	42.7%
International	10,121	29.4%	9,756	36.4%	365	3.7%
Net revenue	$34,411	100.0%	$26,780	100.0%	$7,631	28.5%

Total net revenue increased by $7.6 million, or 28%, during the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to an increase in Waterlase sales to new customers and specialists. In the U.S., net revenue increased by $7.3 million, or 43%, for the nine months ended September 30, 2022 as compared to the same period in 2021. Outside the U.S., net revenue increased by $0.4 million, or 4%, during the nine months ended September 30, 2022 as compared to the same period in 2021. We believe patient volume in many countries outside the U.S. is still lagging from pre-COVID-19 levels.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the nine months ended September 30, 2022 and 2021, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended
	September 30,				Amount	Percent
	2022		2021		Change	Change
Net revenue	$34,411	100.0%	$26,780	100.0%	$7,631	28.5%
Cost of revenue	22,096	64.2%	15,157	56.6%	6,939	45.8%
Gross profit	$12,315	35.8%	$11,623	43.4%	$692	6.0%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the nine months ended September 30, 2022, was $12.3 million, or 36% of net revenue, an increase of approximately $0.7 million, or 6%, as compared with gross profit of $11.6 million, or 43% of net revenue, for the same period in 2021. The decrease in gross profit as a percentage of revenue reflects the impact of a $1.7 million charge for inventory. This inventory charge was driven by the supply chain issues that we have encountered requiring us to change to new suppliers along with end of life designation for certain products and components, which resulted in higher inventory reserves and warranty expenses. In addition, lower margin OEM products were launched at the beginning of 2022, and a $0.7 million Employee Retention Credit under the CARES Act received during the nine months ended September 30, 2021 did not occur in 2022. The decrease was partially offset by the impact of higher sales volumes in the U.S., where margins are greater than our international business, an increase in average selling prices for products sold during the nine months ended September 30, 2022 compared to the same period in 2021, and the effect of favorable absorption of fixed expenses.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the nine months ended September 30, 2022 and 2021, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended
	September 30,				Amount	Percent
	2022		2021		Change	Change
Sales and marketing	$15,224	44.3%	$10,315	38.5%	$4,909	47.6%
General and administrative	8,825	25.6%	8,613	32.2%	212	2.5%
Engineering and development	5,177	15.0%	4,506	16.8%	671	14.9%
Loss on patent litigation settlement	—	—%	190	0.7%	(190)	(100.0)%
Total operating expenses	$29,226	84.9%	$23,624	88.2%	$5,602	23.7%

Sales and Marketing Expense. Sales and marketing expenses during the nine months ended September 30, 2022 increased by $4.9 million, or 48%, as compared to the same period in 2021. This increase is primarily due to $2.1 million from compensation expense due to no open territories in 2022, commissions and bonus incentives for achieving sales targets, $1.6 million in higher travel and trade show related expenses, $0.4 million in higher supply costs and other expenses, $0.1 million in additional advertising expenses, and $0.6 million from an Employee Retention Credit under the CARES Act received during the nine months ended September 30, 2021 that did not occur in 2022.

General and Administrative Expense. General and administrative expenses during the nine months ended September 30, 2022 increased by $0.2 million, or 2%, compared to the same period in 2021. This increase is primarily due to higher allowance for doubtful accounts of $0.2 million and $0.3 million in expenses incurred in connection with the 2022 Annual Meeting. The 2022 Annual Meeting was significantly more expensive than in recent years due to the proposed reverse stock split. The increase in general and administrative expenses was partially offset by $0.4 million in severance expense that did not occur in 2022.

Engineering and Development Expense. Engineering and development expenses during the nine months ended September 30, 2022 increased by $0.7 million, or 15%, compared to the same period in 2021. This increase is primarily due to $0.4 million from compensation expenses driven by more engineering projects for 2022 as compared to 2021, a $0.1 million increase in other expenses, and $0.2 million for the impact of an Employee Retention Credit under the CARES Act received during the nine months ended September 30, 2021 that did not occur in 2022.

Non-Operating Income (Loss)

Loss on Foreign Currency Transactions. We realized an approximately $0.6 million loss on foreign currency transactions during the nine months ended September 30, 2022 compared to an approximately $0.2 million loss on foreign currency transactions during the nine months ended September 30, 2021, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $1.3 million during the nine months ended September 30, 2022 compared to $1.7 million for the same period in 2021. The decrease is primarily due to the Ninth Amendment of the SWK Loan, which lowered the stated interest rate from 10% to 9% and the $1.0 million principal payment made in connection with the amendment.

Income Tax (Provision) Benefit. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our benefit (provision) for income taxes for the nine months ended September 30, 2022 was consistent with the same period in 2021. For additional information regarding income taxes, see Part I, Item I, Note 14 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $18.8 million for the nine months ended September 30, 2022 compared to a net loss of $10.9 million for the nine months ended September 30, 2021.

Liquidity and Capital Resources

At September 30, 2022, we had approximately $10.0 million in cash and cash equivalents compared to $30.0 million as of December 31, 2021. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in cash and cash equivalents from December 31, 2021 was primarily due to a net loss of $18.8 million, a net increase in operating assets and liabilities of $6.5 million, $3.3 million due to purchases of property, plant and equipment, and a $1.0 million payment on the loan under the Credit Agreement (the "SWK Loan") during the nine months ended September 30, 2022, partially offset by $5.6 million of net proceeds from the June 2022 direct offering and private placement.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash flows used in operating activities	$(21,179)	$(13,606)
Net cash flows used in investing activities	(3,256)	(396)
Net cash flows provided by financing activities	4,635	29,886
Effect of exchange rate changes	(415)	(171)
Net change in cash, cash equivalents and restricted cash	$(20,215)	$15,713

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the nine months ended September 30, 2022 totaled $21.2 million and was primarily comprised of our net loss of $18.8 million, and a net increase in operating assets and liabilities of $6.5 million, partially offset by $1.7 million of stock-based compensation costs and a $1.7 million write-off of inventory. The net increase in our operating assets and liabilities was primarily due to a $5.2 million increase in inventory as we have increased inventory levels to try to mitigate the impact of supply disruptions from potential product shortages and delivery delays due to COVID-19, a $0.9 million increase in prepaid expenses and other current assets, and a $0.7 million increase in accounts receivable.

In January 2022, the Company paid all amounts due to CAO Group, Inc under the Settlement Agreement. Refer to Part I, Item 1, Note 11 - Commitments and Contingencies, for further details.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2022 totaled $3.3 million and was comprised of the purchase of property, plant, and equipment. We expect cash flows from investing activities to increase somewhat through the remainder of 2022 due to the completion of our new training facility.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 totaled $4.6 million and was primarily comprised of $5.6 million of net proceeds from the June 2022 direct offering and private placement, partially offset by a $1.0 million payment on the SWK Loan.

Effect of Exchange Rate

The $0.4 million effect of exchange rate on cash for the nine months ended September 30, 2022 was due to recognized loss on foreign currency transactions, primarily driven by changes in the Euro during the period.

Future Liquidity Needs

As of September 30, 2022, we had working capital of approximately $20.1 million. Our principal sources of liquidity as of September 30, 2022 consisted of approximately $10.0 million in cash and cash equivalents and $4.8 million of net accounts receivable.

The Company will need to raise additional capital in the future. Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will be able to successfully enter into any such equity or debt financings in the future or that the required capital will be available on acceptable terms, if at all, or that any such financing activity will not be dilutive to its stockholders.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of such proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2022, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of the 2021 Form 10-K. The risks and uncertainties described herein and in the 2021 Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations.

Although our unaudited condensed consolidated financial statements have been prepared on a going concern basis, our management believes that our recurring losses and negative cash flows from operations and other factors have raised substantial doubt about our ability to continue as a going concern as of September 30, 2022.

Our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 were prepared on a going concern basis in accordance with generally accepted accounting principles in the United States. The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Thus, our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our recurring losses, negative cash flow, need for additional capital, and the uncertainties surrounding our ability to raise such capital raise substantial doubt about our ability to continue as a going concern. For us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through distributors, establish profitable operations through increased sales, decrease expenses, generate cash from operations or raise additional funds when needed. We intend to improve our financial condition and ultimately improve our financial results by increasing revenues through expanding awareness of the benefits of our dental lasers among dental specialists and general practitioners and reducing expenses. If we are unable to raise additional capital, increase sales or reduce expenses, we will be unable to continue to fund our operations, develop our products, realize value from our assets, and discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our common stock.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

2.1†	Membership Interest Purchase Agreement, dated as of September 22, 2022, by and among BIOLASE, Inc., Med-Fiber LLC and Alexei Tchapyjnikov	X

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Fifth Amendment to Restated Certificate of Incorporation		8-K	05/28/2020	3.1	06/01/2020

3.1.7	Sixth Amendment to Restated Certificate of Incorporation		8-K	04/28/2022	3.1	05/02/2022

3.2	Eighth Amended and Restated Bylaws of the Registrant adopted on March 1, 2022		8-K	03/01/2022	3.1	03/03/2022

4.1	Form of Warrant issued on July 15, 2020		8-K	07/15/2020	4.2	07/22/2020

4.2	Form of Pre-Funded Warrant issued on June 30, 2022		8-K	06/27/2022	4.1	06/29/2022

4.3	Form of Warrant to Purchase Common Stock issued on June 30, 2022		8-K	06/27/2022	4.2	06/29/2022

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

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

* Compensatory contract or arrangement

** Furnished herewith.

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE, INC.
(Registrant)

November 10, 2022	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2022	By:	/s/ JENNIFER BRIGHT
Date		Jennifer Bright
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)