Form 10-K
period 2022-12-31
BIOLASE, INC
filed 2023-03-28
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $103,837,004 based on the last sale price of common stock on June 30, 2021.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	BIOL	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

As of March 21, 2023, there were 26,326,664 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement related to its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIOLASE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is an effective, safe solution for preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. As of December 31, 2022, we maintained approximately 259 active and 24 pending United States and international patents, with the majority relating to our Waterlase technology. Our patent portfolio is regularly evaluated, and we strategically prioritize our core patents to ensure optimal Intellectual Property coverage while minimizing annual maintenance fees. From 1998 through December 31, 2022, we have sold over 45,500 laser systems in over 80 countries around the world, and we believe that Waterlase iPlus is the world’s best-selling all-tissue dental laser. Since 1998, we have been the global leading innovator, manufacturer, and marketer of dental laser systems.

We also manufacture and sell consumable products and accessories for our laser systems. Our Waterlase and diode systems use disposable laser tips of differing sizes and shapes depending on the procedure being performed. We also market flexible fibers and hand pieces that dental practitioners replace at some point after initially purchasing laser systems. For our Epic line of diode laser systems, we sell teeth whitening gel kits. During the year ended December 31, 2022, the sale of lasers accounted for approximately 65% of our total sales, and consumables, accessories, and services accounted for approximately 35% of our total sales.

We currently operate in a single reportable business segment. We had net revenues of $48.5 million, $39.2 million, and $22.8 million, in 2022, 2021, and 2020, respectively, and we had net losses of $28.6 million, $16.2 million, and $16.8 million for the same periods, respectively. We had total assets of $38.2 million and $55.3 million as of December 31, 2022 and 2021, respectively.

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

As of 2021, according to the American Dental Association, there were approximately 202,000 professionally active dentists in the U.S. In 2022, a study published by Grandview Research estimated the global dental equipment market to be $10.6 billion and projected it to grow at a compound annual rate of 6.2% through 2030. Factors cited contributing to the growth include rising demand for dental procedures, prevalence of dental disorders, a rising geriatric population, and demand for preventive, restorative, and surgical services. The study also highlighted that dental laser equipment is expected to be the fastest growing segment over the forecast period. We believe that all-tissue laser systems have penetrated only 7-8% of U.S. dental practices and less than 2% worldwide, and we estimate a market opportunity in excess of $50 billion.

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

Our Products

Our laser systems can provide dental professionals with enhanced capabilities for minimally invasive treatment. Our product offering consists of the following:

Waterlase all-tissue laser systems. Our all-tissue Waterlase dental laser systems currently consist of our flagship Waterlase iPlus, Waterlase Express, and Waterlase MDX. Each of these systems features a proprietary laser crystal that produces electromagnetic energy with absorption and tissue interaction characteristics specifically designed for dental procedures. They are minimally invasive and can precisely cut hard tissue, such as bone and teeth, and soft tissue, such as gums and skin, without the heat, vibration, bleeding, or pressure associated with traditional dental treatments. By combining the laser light and water, our Waterlase systems can eliminate the need for anesthesia in most cases and result in faster healing times compared to traditional methods of treatment, both of which could lead to improved patient-reported outcomes. The all-tissue Waterlase is especially effective for treating all types of dental cavities for both children and adults, moderate and advanced periodontal and peri-implant disease, root canals, and esthetic procedures for gummy smiles.

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

Diode soft-tissue laser systems. Our diode soft tissue laser systems currently consist of the Epic X, Epic Hygiene, and Epic 10 diode lasers that perform soft tissue, hygiene, cosmetic procedures, teeth whitening, and provide temporary pain relief. Epic X, and Epic 10 systems feature our proprietary 940 nanometer wavelength with patented pulse technology called ComfortPulse, which is designed for added patient comfort. Epic Hygiene was introduced in December 2019 as the Company’s latest innovation in proven Epic laser technology, which is designed to manage non-surgical periodontitis and increase clinical production. The system includes proven step-by-step clinical protocols, including pocket therapy and perio debridement, to facilitate implementation. The Epic Hygiene is the only hygiene specific diode laser with FDA 510 (k) clearance for Laser Bacterial Reduction (LBR), a preventive periodontal procedure conducted in conjunction with routine cleaning. Epic Hygiene, which utilizes a 980 nanometer wavelength, gives dental hygienists the ability to offer dental laser technology to their patients, including minimally invasive and less painful treatments that are designed to allow for quicker procedures and faster recovery times.

Epic 10 is a portable, powerful diode laser that facilitates clinical versatility with surgical, pain therapy, and whitening capabilities and provides an exceptional laser with an attractive value proposition. In December 2014, we introduced the Epic X diode laser, an enhanced soft tissue laser system featuring upgrades and improvements from our Epic 10. The Epic X, Epic10, and Epic Hygiene are FDA-cleared in the United States, CE mark-approved in Europe, and approved for sale in more than 80 other countries for dental uses. In the United States, we also have regulatory clearance for dermatological, aesthetic, and other general surgery uses.

In 2021, BIOLASE designed, developed, received FDA clearance for and began production of a laser using BIOLASE’s proprietary Er,Cr:YSGG laser technology (the "EdgePro") in partnership with EdgeEndo, a leading endodontic company. The EdgePro is a state-of-the-art microfluidic irrigation device designed to clean and disinfect root canals. The partnership with EdgeEndo is BIOLASE’s first exclusive OEM agreement.

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

Business Strategy

Our business strategy includes the following key elements:

•
Increasing awareness of our products among dental practitioners. We intend to increase awareness of our products among dental practitioners by educating dental practitioners and patients about the clinical benefits of our product suite. We plan to continue participation in key industry trade shows, the World Clinical Laser Institute (“WCLI”) (which we founded in 2002), dental schools, and other educational forums. We also plan on continuing to expand our Waterlase and Epic Diode academies that we started toward the end of 2020. Our products are also used for clinical research, which often leads to published articles that can enhance awareness among dental practitioners.
•
Increasing awareness and education in laser dentistry. During 2022, we hosted 24 webinars, 183 seminars, and attended 60 tradeshows. We plan to continue these educational opportunities in 2023. We believe the Waterlase Exclusive Trial Program that we are continuing in 2023, which allows dentists to explore how our Waterlase technology improves patient outcomes during a trial period, also helps in increasing the awareness of the benefits of laser dentistry.
•
Increasing awareness of and demand for our laser systems among patients. We also intend to increase demand for our products by educating patients about the clinical benefits of the Waterlase and diode systems. We believe that patients will understand the clinical benefits, which, in turn, will result in increased awareness of our systems from dental practitioners. During 2023, we expect to distribute a docuseries “Talk Dental to Me” that will focus on the benefits of our technology for the patient.
•
Strengthening customer training and clinical education. We provide introductory, advanced, and specialized training on our products for dental practitioners to increase their proficiency and to certify them. Our goal is to provide our customers world class training that is accessible and can be executed with a practical technique. To further enhance our capabilities in this area, in 2023 we expect to open a world-class training facility at our corporate office location in Lake Forest, California along with our first-ever dental office adjacent to the training facility (“Laser Smiles”).
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
•
Improving product quality. We strive to achieve the industry’s highest rate of defect-free delivery of products, maintain high quality standards, and address and timely resolve customer complaints. In the U.S., we provide maintenance and support services to customers through our support hotline and dedicated staff of in-house and field service personnel. Outside the U.S., we maintain a network of factory-certified service technicians to provide maintenance and support services to customers. In addition, during 2023 we expect to ramp up certain internal manufacturing capabilities for some of our key laser components that we believe will also improve our overall product quality.
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

Our primary marketing message to dental practitioners focuses on the ability of our lasers to resolve dental challenges and deliver improved cash flow, which can be realized with improved patient-reported outcomes. BIOLASE Education is a leader in educating and training dental practitioners in laser dentistry. We believe that, as the community of dental practitioners that use our products expands, the BIOLASE Education will continue to deliver innovative and valued educational opportunities by utilizing the latest in learning methodologies and platforms. In addition, the World Clinical Laser Institute conducts and sponsors educational programs internationally on the use of lasers in dentistry. These are intended for dental practitioners, researchers and academicians and include both seminars and hands-on training sessions. BIOLASE has also developed a "Waterlase Academy" for Endodontists, Periodontists, Pediatric specialists and general practitioners, and an Epic Diode Academy for both dental hygienists and dentists. These academies are designed to foster peer-to-peer learning on the appropriate and effective use of our products.

We believe the Waterlase Exclusive Trial Program that we are continuing in 2023, which allows dentists to evaluate our Waterlase technology during a trial period, also helps in increasing the awareness of the benefits of laser dentistry. We have also developed relationships with research institutions, dental schools, and dental laboratories that use our products for clinical research and in-clinical training, and believe these relationships will continue to increase awareness of and demand for our products.

Patients. We believe that making patients aware of our laser systems and their benefits will motivate them to be proactive in requesting from dental practitioners laser procedures and their outcomes. During 2023, we expect to distribute a docuseries “Talk Dental to Me” that will focus on the benefits of our technology for the patient. We can be found online at www.biolase.com, and on Facebook, Twitter, LinkedIn, YouTube, and Instagram. Unless specifically stated otherwise, none of the information contained on any of these sites online is incorporated in this Form 10-K by reference.

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

The following table summarizes our net revenues by category ($ in thousands):

	Years Ended December 31,
	2022		2021		2020
Laser systems	$31,443	64.8%	$25,023	63.9%	$12,342	54.2%
Consumables and other	11,322	23.4%	9,456	24.1%	6,124	26.9%
Services	5,697	11.8%	4,709	12.0%	4,314	18.9%
Net revenue	$48,462	100.0%	$39,188	100.0%	$22,780	100.0%

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2022		2021		2020
United States	$33,876	69.9%	$25,384	64.8%	$16,195	71.1%
International	14,586	30.1%	13,804	35.2%	6,585	28.9%
Net revenue	$48,462	100.0%	$39,188	100.0%	$22,780	100.0%

International revenue accounts for a significant portion of our total revenue and accounted for approximately 30%, 35%, and 29% of our net revenue in 2022, 2021, and 2020, respectively. No individual country outside the United States represented more than 10% of our net revenue during the years ended December 31, 2022, 2021, and 2020.

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

Customer Concentration. We sell our products through our field sales force, agents, and distributors. For the years ended December 31, 2022, 2021, and 2020, sales to our largest distributor worldwide accounted for approximately 4%, 5%, and 5%, respectively, of our net revenue. As of December 31, 2022, accounts receivable from one customer totaled approximately 12% of total gross accounts receivable. The entire balance is either current or outstanding for less than 30 days. No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2021.

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

Engineering and Product Development

Engineering and product development activities are essential to maintaining and enhancing our business. We believe our engineering and product development team has demonstrated its ability to develop innovative products that meet evolving market needs. As of December 31, 2022, our engineering and product development group consists of 13 individuals with medical device or laser development experience. During the years ended December 31, 2022, 2021, and 2020, our engineering and product development expenses totaled approximately $7.3 million, $6.0 million, and $3.7 million, respectively. Our current engineering and product development activities are focused on developing new product platforms, improving our existing products and technology and extending our product range in order to provide dental practitioners and patients with new and improved protocols or procedures that are less painful and have clinically superior results. Some examples of the improvements we are pursuing for our laser systems include faster cutting speed, improved ease of use, less need for anesthesia, interconnectivity, and an expanded portfolio of consumable products for use with our laser systems. Our engineering and product development activities encompass both fundamental and applied fields. We seek to improve methods to perform clinical procedures through the use of new laser wavelengths, laser operation modes and accessories.

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

Intellectual Property and Proprietary Rights

We believe that to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patents, trademarks, trade secrets, copyrights and other intellectual property rights to protect our intellectual property. We have developed a patent portfolio internally, and to a lesser extent through acquisitions and licensing, that covers many aspects of our product offerings. As of December 31, 2022, we maintained approximately 259 active and 24 pending United States and international patents, with the majority relating to our Waterlase technology. Our patent portfolio is regularly evaluated, and we strategically prioritize our core patents to ensure optimal Intellectual Property coverage while minimizing annual maintenance fees. While we hold a variety of patents that cover a broad range of technologies and methods, the majority of these patents provide market protection for our core technologies incorporated in our laser systems and related accessories. Existing patents related to our core technology, which are at various stages of being incorporated into our products, are scheduled to expire as follows: 5 in 2023 and the majority of the remaining patents having expiration dates ranging from 2025 to 2042. With 24 patent applications pending, we expect the number of new grants to exceed the number of patents expiring. We do not expect the expiration of the expired or soon-to-expire patents to have a material adverse effect on our business, financial condition, or results of operations.

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

Human Capital Resources

As of December 31, 2022, the Company employed 192 employees in five countries, with 188 being full-time and 173 of those full-time employees working in the United States. We also leverage a limited number of temporary employee resources from time to time. Our employees are not represented by any collective bargaining agreement, and we believe our employee relations are good.

The Company was awarded a Top Workplaces 2022 honor by the Orange County Register Top Workplaces, as well as by the Inland News Group. The Top Workplaces award is based solely on employee feedback gathered through a third-party survey administered by employee engagement technology partner, Energage LLC. The confidential survey measures 15 culture drivers that are critical to the success of any organization, including alignment, execution, and connection.

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

As of March 28, 2023, the executive officers of the Company was as follows:

Name	Age	Position
John R. Beaver	61	President and Chief Executive Officer
Jennifer Bright	52	Chief Financial Officer
Steven Sandor	42	Chief Operating Officer

John R. Beaver was named President and Chief Executive Officer in February 2021, and was previously the Company’s Executive Vice President, Chief Operating Officer and Chief Financial Officer. He joined the Company in 2017 as Senior Vice President and Chief Financial Officer. He assumed roles of varying responsibilities over the past few years, including Interim Chief Executive Officer of the Company. Prior to joining the Company, Mr. Beaver served as the Chief Financial Officer of Silicor Materials, Inc., a global leader in the production of solar silicon, from 2009 to 2013 and 2015 to 2017. Mr. Beaver also served on the Board of Directors of Silicor Materials, Inc. from 2013 to 2015. From 2013 to 2015, Mr. Beaver was Chief Financial Officer for Modumetal, Inc., a nano-laminated alloy company focused on oil and gas applications. Prior to 2009, Mr. Beaver was Senior Vice

President—Finance and Chief Financial Officer at Sterling Chemicals, a public commodity chemical manufacturer. Mr. Beaver holds a Bachelor of Business Administration in Accounting from the University of Texas at Austin and is a Certified Public Accountant.

Jennifer Bright was named Chief Financial Officer in July 2022. From April 2021 until her appointment as Chief Financial Officer, Ms. Bright was the Company’s Vice President of Finance and Accounting Director. Ms. Bright, 51, is a certified public accountant with more than 25 years of professional accounting and finance experience. From June 2020 to December 2020 she was consulting as Interim Director of Accounting at Spectrum Pharmaceuticals and was the Corporate Controller at Kellermeyer Bergensons Services from November 2018 to April 2020. Previously, Ms. Bright held senior accounting director and controller positions at Advantage Solutions, Inc., Crunch Holdings, LLC, Apria Healthcare Group, Inc., and Richmond American Homes, and was a Supervising Senior Auditor at the accounting firm of PricewaterhouseCoopers LLP. Ms. Bright holds a B.A. degree in Business Administration from the University of Washington.

Steven Sandor was named Chief Operating Officer in July 2022. From April 2019 until his appointment as Chief Operating Officer, Mr. Sandor served in several positions of increasing responsibility at the Company, and was most recently Senior Director of Commercial Operations and Service. From October 2016 to April 2019 he was Director of Global Training at KaVo Kerr and from May 2014 to May 2016 he was Sales Development Manager. Previously, Mr. Sandor held managerial positions at Sybron Endo, Sybron Orascoptic and AT&T, and served in the United States Coast Guard. Mr. Sandor holds an Executive Masters in Business Administration from Chapman University.

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

Risks Related to Our Business and Operations

Due to our accumulated deficit, recurring and negative cash flow from operations for the year ended December 31, 2022 there is substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements for the year ended December 31, 2022 were prepared on a going concern basis in accordance with generally accepted accounting principles in the United States. The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Thus, our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our recurring losses, negative cash flow, need for additional capital, and the uncertainties surrounding our ability to raise such capital raise substantial doubt about our ability to continue as a going concern. For us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through distributors, establish profitable operations through increased sales, decrease expenses, generate cash from operations or raise additional funds when needed. Our goal is to improve our financial condition and ultimately improve our financial results by increasing revenues through expanding awareness of the benefits of our dental lasers among dental specialists and general practitioners and reducing expenses. However, if we are unable to do so on a timely basis, we will be required to seek additional capital. In that event, we would seek additional funds through various financing sources, including the sale of our equity and debt securities, however, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If we are unable to raise additional capital, increase sales or reduce expenses, we will be unable to continue to fund our operations, develop our products, realize value from our assets, and discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our common stock.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, results of operations and financial condition. In addition, similar risks related to health epidemics and other outbreaks or pandemics may adversely affect our business, results of operations and financial condition.

We face risks related to health epidemics and other outbreaks, including the global outbreak of the novel coronavirus and the disease caused by it, COVID-19. During 2020, the spread of the novel coronavirus led to disruption and volatility in the global capital markets. If such disruption and volatility recurs, there could be an increase to our cost of capital and an adverse effect on our ability to access the capital markets. In addition, efforts to contain the COVID-19 pandemic led to travel restrictions, prohibitions on public gatherings and closures of dental offices and clinics throughout much of Europe and the United States. The ability of our salespeople to call on dental customers during these closures was greatly limited. In addition, most dental shows and workshops scheduled in 2020 were canceled and many were moved to virtual gatherings in 2021.

We have experienced net losses for each of the past three years, and we could experience additional losses and have difficulty achieving profitability in the future.

We had an accumulated deficit of $296.2 million as of December 31, 2022. We recorded net losses of $28.6 million, $16.2 million, and $16.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. In order to achieve profitability, we must increase net revenue through new sales and control our costs. Failure to increase our net revenue and decrease our costs could cause our stock price to decline and could have a material adverse effect on our business, financial condition, and results of operations.

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

As of the date of this report, we do not have cash on hand to fund our proposed plan of operations over the next 12 months. In order to continue our proposed operations beyond that date we will need to either achieve a significant level of continuing cash flow from operations or raise additional funds through the issuance of equity or debt securities in the public or private markets, or through a collaborative arrangement or sale of assets. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for our business. Any future issuance of equity securities or securities convertible into equity securities could result in substantial dilution to our stockholders, and the securities issued in such a financing could have rights, preferences or privileges senior to those of our common stock. In addition, if we raise additional funds through debt financing, we could be subject to debt covenants that place limitations on our operations. We could not be able to raise additional capital on reasonable terms, or at all, or we could use capital more rapidly than anticipated. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers, we could lose revenue and market share and we may have to curtail our capital expenditures.

If we are unable to achieve and sustain an adequate level of profitability or obtain sufficient capital in the future, we could have to curtail our capital expenditures. Any curtailment of our capital expenditures could result in a reduction in net revenue, reduced quality of our products, increased manufacturing costs for our products, harm to our reputation, or reduced manufacturing efficiencies and could have a material adverse effect on our business, financial condition, and results of operations.

Our success depends, in part, on our relationships with, and the efforts of, third-party distributors.

We rely on exclusive and non-exclusive third-party distributors for a portion of our sales in North America and a majority of our sales in countries outside of the U.S. For the fiscal years ended December 31, 2022, 2021, and 2020, revenue from distributors accounted for approximately 30%, 35%, and 29% of our total net revenue, respectively. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products, and we face significant challenges and risks in expanding, training, and managing our third-party distributors, particularly given their geographically dispersed operations. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations, and, regardless of the resources they commit, they may not be successful. From time to time, we may face competition or pricing pressure from one or more of our non-exclusive distributors in certain geographic areas where those distributors are selling inventory to the same customer base as us. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributor in a timely manner or on terms agreeable to us, if at all. If we are not able to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, or if we experience a significant reduction in, cancellation, or change in the size and timing of orders from our distributors, our revenues could decline significantly and lead to an inability to meet operating cash flow requirements, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Our ability to use our federal and state NOL carryforwards to offset potential future taxable income is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether we will generate sufficient taxable income to use all our NOL carryforwards. As of December 31, 2022, the Company had U.S. federal net operating loss carryforwards of $87.6 million. Of the total U.S. federal net operating loss carryforwards as of December 31, 2022, $11.9 million is subject to a 20 year carryover period which will be fully expired by 2038. Losses generated beginning in 2018 will carryover indefinitely. The Company had state net operating loss carryforwards of $50.3 million as of December 31, 2022. Net operating loss carryforwards of the Company are subject to review and possible adjustment by the taxing authorities. With certain exceptions (e.g. the net operating loss carryforwards), the Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years prior to 2017. There are no tax examinations currently in progress.

In the future, the Company’s ability to utilize its net operating loss carryforwards, tax credits, and built-in items of deduction, including capitalized start-up costs and research and development costs, may be significantly limited due to changes in ownership. These changes in ownership can limit the amount of these tax benefits that can be utilized each year to offset future taxable income. In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. Due to the valuation allowance against deferred tax assets as of December 31, 2022, the net effect of any further limitation will have no impact on results of operations. Refer to Note 5 - Income Taxes for further discussion.

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

International sales comprise a significant portion of our net revenue, and we intend to continue to pursue and expand our international business activities. For the fiscal years ended December 31, 2022, 2021, and 2020, international sales accounted for approximately 30%, 35%, and 29% of our net revenue, respectively. Political, economic, and health conditions outside the United States, could make it difficult for us to increase our international revenue or to operate abroad. For example, efforts to contain the outbreak of COVID-19 in Asia and Europe included travel restrictions and closures of dental offices and clinics, significantly adversely impacting our international sales in 2022 and 2021.

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

We face substantial uncertainty regarding the impact that other parties’ intellectual property positions will have on dental and other medical laser applications. The medical technology industry has in the past been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. From time to time, we have received, and we expect to continue to receive, notices of claims of infringement, misappropriation, or misuse of other parties’ proprietary rights. Some of these claims could lead to litigation. We may not prevail in any future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in litigation. Any claims, with or without merit, could be time-consuming and distracting to management, result in costly litigation, or cause product shipment delays. Adverse determinations in litigation could subject us to significant liability and could result in the loss of proprietary rights. A successful lawsuit against us could also force us to cease selling or redesign products that incorporate the infringed intellectual property. Additionally, we could be required to seek a license from the holder of the intellectual property to use the infringed technology, and we may not be able to obtain a license on acceptable terms, or at all. Refer to Item 3 - Legal Proceedings for discussion on such a pending litigation.

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

On January 11, 2023, BIOLASE, Inc. (the “Company”) received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, ending on January 10, 2023, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq rules, the Company has been provided an initial period of 180 calendar days, or until July 10, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days, the Staff will provide written notification to the Company that it complies with the Bid Price Rule. If the Company does not regain compliance with the Bid Price Rule by the Compliance Date, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would need to provide written notice of its intention to cure the deficiency during the additional compliance period, by effecting a reverse stock split, if necessary, provided that it meets the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement. If the Company does not regain compliance with the Bid Price Rule by the Compliance Date and is not eligible for an additional compliance period at that time, the Staff will provide written notification to the Company that its common stock may be delisted. At that time, the Company may appeal the Staff’s delisting determination to a NASDAQ Listing Qualifications Panel. The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule.

We have received deficiency letters from NASDAQ in the past. Most recently, in May 2021, we received a deficiency letter from NASDAQ notifying us that we violated the Bid Price Rule. After receiving an additional six months to achieve compliance with the Bid Price Rule, in April 2022 we effected 1 for 25 reverse stock split in order to achieve compliance with the Bid Price Rule

If we cannot regain compliance with the Bid Price Rule, our common stock will be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock.

Our stock price has been, and could continue to be, volatile.

There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations could negatively affect the market price of our stock. The market price and volume of our common stock could fluctuate, and in the past has fluctuated, more dramatically than the stock market in general. During the 12 months ended December 31, 2022, the market price of our common stock has ranged from a high of $11.00 per share to a low of $0.59 per share. Stockholders may not be able to resell their shares at or above the price they paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects or other factors. Some factors, in addition to the other risk factors identified above, that could have a significant effect on our stock market price include but are not limited to the following:

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

In addition, stockholders could experience substantial dilution of their investment as a result of subsequent exercises of outstanding warrants and outstanding options and vesting of restricted stock units issued as compensation for services performed by employees, directors, consultants, and others, warrants issued in past sales of our equity, or the grant of future equity-based awards. As of December 31, 2022, an aggregate of 1.0 million shares of common stock were reserved for issuance under our equity incentive plans, approximately 30,000 of which were subject to options outstanding, 529,000 of which were subject to restricted stock units outstanding or expected to be issued as of that date, 32,000 Stock Appreciation Rights outstanding, and 403,000 phantom restricted stock units outstanding or expected to be issued as of that date. In addition, as of December 31, 2022, 1.4 million shares of our common stock were subject to warrants at a weighted-average exercise price of $10.17 per share. In June 2022, 726,660 pre-funded warrants, and 1,405,405 warrants were issued and in January 2023 an additional 11,403,571 pre-funded warrants were issued. All pre-funded warrants issued in 2022 were fully exercised as of December 31, 2022. To the extent that outstanding warrants or options are exercised or the convertible preferred stock is converted, our existing stockholders could experience dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers could further dilute our stockholders’ interests in the Company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we owned or leased a total of approximately 52,000 square feet of space worldwide. We lease our corporate headquarters, which consists of approximately 12,000 square feet in Lake Forest, California and we expanded to 20,000 square feet in early 2023. Our lease expires on December 31, 2025. We lease our manufacturing facility, which consists of approximately 26,000 square feet in Corona, California. Our lease expires on June 30, 2025. For additional information, see Note 7 – Commitments and Contingencies – Leases in our Consolidated Financial Statements.

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

On January 4, 2023, Plaintiff PIPStek, LLC (a wholly-owned subsidiary of Sonendo, Inc.) filed a lawsuit against BIOLASE, Inc. in the Federal District Court for the District of Delaware, alleging that BIOLASE’s Waterlase dental laser product infringes two PIPStek patents. The Complaint seeks unspecified damages and injunctive relief, as well as costs and attorneys’ fees against

BIOLASE. BIOLASE intends to fully defend itself against PIPStek’s claims, and is currently required to answer or otherwise respond to the Complaint by April 27, 2023.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “BIOL.”

As of March 21, 2023, the closing price of our common stock on the NASDAQ Capital Market was $0.33 per share, and the number of stockholders of record was 46. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our stock is held of record through brokerage firms in “street name.”

Dividend Policy

We intend to retain our available funds from earnings and other sources for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Additionally we are prohibited from declaring and paying cash dividends under our Credit Agreement with SWK. As a result, we do not anticipate paying any cash dividends in 2023. Our dividend policy may be changed at any time, and from time to time, by our Board. We did not pay or declare any cash dividends in 2022, 2021, or 2020.

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is the only effective, safe solution to preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We also offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. As of December 31, 2022, we maintained approximately 259 active and 24 pending United States and international patents, with the majority relating to our Waterlase technology. Our patent portfolio is regularly evaluated, and we strategically prioritize our core patents to ensure optimal Intellectual Property coverage while minimizing annual maintenance fees. From 1982 through December 31, 2022 we have sold over 45,500 laser systems in over 80 countries around the world, and we believe that Waterlase iPlus is the world’s best-selling all-tissue dental laser. Since 1998, we have been the global leading innovator, manufacturer, and marketer of dental laser systems.

Recent Developments

2023 Public Equity Raise

On January 9, 2023, BIOLASE completed a public offering, pursuant to which BIOLASE agreed to issue, (i) in a registered direct offering, 17,167,855 shares of BIOLASE common stock, par value $0.001 per share, and pre-funded warrants to purchase 11,403,571 shares of BIOLASE common stock with an exercise price of $0.001 per share. The combined purchase price for one share of common stock was determined to be $0.35, and the combined purchase price for one Pre-Funded Warrant and one Common Warrant was determined to be $0.34. BIOLASE received aggregate gross proceeds from the transactions of approximately $9.9 million, before deducting fees to the placement agent and other transaction expenses payable by BIOLASE.

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

2022 Direct Offering and Private Placement

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

Reverse Stock Split

On April 28, 2022, BIOLASE’s stockholders approved a proposal at BIOLASE’s 2022 annual meeting of stockholders (the “2022 Annual Meeting”) further amending BIOLASE’s Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of BIOLASE common stock, par value $0.001 per share, at a ratio between one-for-two (1:2) and one-for-twenty-five (1:25), without reducing the authorized number of shares of BIOLASE common stock. Following the 2022 Annual Meeting, BIOLASE’s board of directors approved a final split ratio of one-for-twenty-five (1:25). Following such approval, the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the reverse stock split (the "Reverse Stock Split") on April 28, 2022. Except as the context otherwise requires, all common stock share numbers and common stock share price amounts in this annual report have been adjusted to reflect the Reverse Stock Split.

Elimination of Series G Preferred Stock

On March 1, 2022, the Board declared a dividend of one one-thousandth of a share of Series G Preferred Stock, par value $0.001 per share (“Series G Preferred Stock”), for each share of BIOLASE common stock outstanding as of close of market on March 25, 2022 (as calculated on a pre-Reverse Stock Split basis). The certificate of designation for the Series G Preferred Stock provided that all shares of Series G Preferred Stock not present in person or by proxy at the 2022 Annual Meeting immediately prior to the opening of the polls at the 2022 Annual Meeting would be automatically redeemed (the “Initial Redemption”) and that any outstanding shares of Series G Preferred Stock that have not been redeemed pursuant to the Initial Redemption would be redeemed in whole, but not in part, (i) if and when ordered by the Board or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation effecting the Reverse Stock Split that was subject to the vote at the 2022 Annual Meeting (the “Subsequent Redemption”). On April 28, 2022, both the Initial Redemption and the Subsequent Redemption occurred. As a result, no shares of Series G Preferred Stock remain outstanding. On June 6, 2022, the Series G Preferred Stock was eliminated.

Ninth and Tenth Amendments to the Credit Agreement

On June 30, 2022, BIOLASE entered into the ninth amendment to the Credit Agreement (the “Ninth Amendment”) with SWK. The Ninth Amendment extended the end of the interest only period of the loan by two quarters, from May 2023 to November 2023, reduced the required minimum consolidated unencumbered liquid assets from $7.5 million to $3.0 million, reduced the minimum consolidated unencumbered liquid assets triggering the minimum aggregate revenue covenant from $7.5 million to $5.0 million and reduced the minimum consolidated unencumbered liquid assets triggering the minimum EBITDA covenant from $7.5 million to $5.0 million. In connection with the Ninth Amendment, with some of the net proceeds from the June 2022 offering and private placement, the Company prepaid $1.0 million of the outstanding loan balance.

On December 30, 2022, BIOLASE entered into the tenth amendment to the Credit Agreement (the "Tenth Amendment") with SWK. The Tenth Amendment reduced the required minimum consolidated unencumbered liquid assets from $3.0 million to $2.5 million and removed the conditional minimum last twelve months aggregate revenue and EBITDA for the twelve month period ending December 31, 2022.

Impact of Coronavirus (COVID-19) on Our Operations

In December 2019, a novel strain of coronavirus was reported and in 2020 the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic, and the United States as well as most other countries declared a national emergency with respect to the coronavirus outbreak. This outbreak severely impacted global economic activity, and many countries and many states in the United States reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures included dental office closures in Europe and the United States for all but emergency procedures. As these quarantines and restrictions began to be lifted in 2021 and 2022, operations began to return to pre-pandemic levels and although there are signs of recovery from the impact of COVID-19 both domestically and internationally, no assurance can be provided that our sales will return to normal levels during 2023 or at any time thereafter. See Item 1A — “Risk Factors” for additional information regarding the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.

Deficiency Letter from NASDAQ

On January 11, 2023, we received a deficiency letter from the NASDAQ Stock Market, LLC ("NASDAQ") notifying the Company that, for the 30 consecutive business days, ending on January 10, 2023, the bid price for BIOLASE common stock had closed below the minimum required by NASDAQ listing rule 5550(a)(2) (the "Minimum Bid Price Rule"). In accordance with NASDAQ rules, we were provided an initial period of 180 calendar days, or until July 10, 2023, to regain compliance with the Minimum Bid Price Rule.

If, at any time before July 10, 2023, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that the Company has achieved compliance with the Minimum Bid Price Rule. If we do not regain compliance with the Minimum Bid Price Rule by July 10, 2023, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to provide written notice of our intention to cure the deficiency during the additional compliance period, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the Minimum Bid Price Rule. If we do not regain compliance with the Minimum Bid Price Rule by the July 10, 2023 and are not eligible for an additional compliance period at that time, the Staff will provide written notification to the Company that BIOLASE common stock may be delisted. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Rule.

If compliance with the Minimum Bid Price Rule cannot be demonstrated by July 10, 2023, NASDAQ will provide written notification that the Company’s common stock will be delisted. At that time, the Company may appeal NASDAQ’s determination to a hearings panel.

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

Revenue from products and services transferred to customers at a single point in time accounted for 88%, 88% and 81% of net revenue for the years ended December 31, 2022, 2021, and 2020, respectively. The majority of the revenue recognized at a point in time is for the sale of laser systems, imaging systems, and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 12%, 12%, and 19% of net revenue for the years ended December 31, 2022, 2021, and 2020, respectively. The majority of our revenue that is recognized over time relates to training and extended warranties.

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

Valuation of Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives are not subject to amortization but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. We conducted our annual impairment analysis of our goodwill as of September 30, 2022 and concluded there had been no impairment in goodwill. We closely monitor our stock price and market capitalization and perform such analysis when events or circumstances indicate that there may have been a change to the carrying value of those assets.

Warranty Cost. We provide warranties against defects in materials and workmanship of our laser systems for specified periods of time. For the years ended December 31, 2022, 2021, and 2020 domestic sales of our Waterlase laser systems were covered by our warranty for a period of up to one year and diode systems were covered by our warranty for a period of up to two years from the date of sale by us or the distributor to the end-user. Laser systems sold internationally during the same periods were covered by our warranty for a period of up to 24 months from the date of sale to the international distributor. Estimated warranty expenses are recorded as an accrued liability with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long-term warranty accrual. Our overall accrual is based on our historical experience and our expectation of future conditions, taking into consideration the location and type of customer and the type of laser, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. Additional factors that may impact our warranty accrual include changes in the quality of materials, leadership and training of the production and services departments, knowledge of the lasers and workmanship, training of customers, and adherence to the warranty policies. Additionally, an increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the accrual and a decrease in gross profit. We offer extended warranties on certain imaging products. However, all imaging products are initially covered by the manufacturer’s warranties.

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

Results of Operations

The following table sets forth certain data from our operating results, expressed in thousands and as percentages of revenue:

	Years Ended December 31,
	2022		2021		2020
Net revenue	$48,462	100.0%	$39,188	100.0%	$22,780	100.0%
Cost of revenue	32,551	67.2%	22,659	57.8%	16,607	72.9%
Gross profit	15,911	32.8%	16,529	42.2%	6,173	27.1%
Operating expenses:
Sales and marketing	21,675	44.7%	15,339	39.1%	11,242	49.4%
General and administrative	12,309	25.4%	11,258	28.7%	9,772	42.9%
Engineering and development	7,265	15.0%	6,048	15.4%	3,695	16.2%
Loss on patent litigation settlement	—	—%	315	0.8%	—	—%
Total operating expenses	41,249	85.1%	32,960	84.1%	24,709	108.5%
Loss from operations	(25,338)	(52.3)%	(16,431)	(41.9)%	(18,536)	(81.4)%
Non-operating gain (loss), net	(3,187)	(6.6)%	338	0.9%	1,835	8.1%
Loss before income tax provision	(28,525)	(58.9)%	(16,093)	(41.1)%	(16,701)	(73.3)%
Income tax (provision) benefit	(109)	(0.2)%	(65)	(0.2)%	(128)	(0.6)%
Net loss	$(28,634)	(59.1)%	$(16,158)	(41.2)%	$(16,829)	(73.9)%

The following table summarizes our net revenues by category ($ in thousands):

	Years Ended December 31,
	2022		2021		2020
Laser systems	$31,443	64.8%	$25,023	63.9%	$12,342	54.2%
Consumables and other	11,322	23.4%	9,456	24.1%	6,124	26.9%
Services	5,697	11.8%	4,709	12.0%	4,314	18.9%
Net revenue	$48,462	100.0%	$39,188	100.0%	$22,780	100.0%

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

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Years Ended December 31,
	2022	2021	2020
GAAP net loss attributable to common stockholders	$(28,851)	$(16,704)	$(34,207)
Deemed dividend on convertible preferred stock	217	546	17,378
GAAP net loss	$(28,634)	$(16,158)	$(16,829)
Adjustments:
Interest expense, net	2,749	2,224	2,359
Income tax provision (benefit)	109	65	128
Depreciation and amortization	497	400	499
Change in allowance for doubtful accounts	40	(202)	1,328
Loss on patent litigation settlement	—	315	—
Stock-based and other non-cash compensation	2,303	1,662	3,370
Increase in inventory reserves	2,798	—	—
Gain on debt forgiveness	—	(3,014)	—
Other (income) expense, net	—	—	(4,215)
Adjusted EBITDA	$(20,138)	$(14,708)	$(13,360)

Other (income) expense for the year ended December 31, 2022, is comprised of a $2.8 million charge for inventory driven by supply chain issues that we have encountered requiring us to change to new suppliers along with end of life designation for certain products and components, which resulted in higher inventory reserves and warranty expenses.

Other (income) expense for the year ended December 31, 2021 is comprised of a $3.0 million gain on the forgiveness of the loan received under the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act").

Other (income) expense for the year ended December 31, 2020, is comprised of a $5.8 million gain on the change in fair value of the 45.0 million warrants sold by the Company on July 23, 2020 through the Rights Offering (the “July 2020 Warrants”) partially offset by the costs to issue the July 2020 Warrants of approximately $1.6 million.

Comparison of Results of Operations

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Net Revenue. Net revenue for the year ended December 31, 2022 was $48.5 million, an increase of $9.3 million, or 24%, as compared with net revenue of $39.2 million for the year ended December 31, 2021. Domestic revenues were $33.9 million, or 70% of net revenue, for the year ended December 31, 2022 compared to $25.4 million, or 65% of net revenue, for the year ended December 31, 2021. International revenues for year ended December 31, 2022 were $14.6 million, or 30% of net revenue, compared to $13.8 million, or 35% of net revenue for year ended December 31, 2021.

Laser system net revenues increased by $6.4 million, or 26%, for the year ended December 31, 2022 compared to the same period in 2021. Consumables and other net revenue, which includes products such as disposable tips and shipping revenue, increased $1.9 million, or 20%, for the year ended December 31, 2022, as compared to the same period in 2021. Services revenue increased $1.0 million, or 21%, for the year ended December 31, 2022, as compared to the same period in 2021.

The increase in year-over-year net revenue primarily resulted from additional adoption of our lasers in dentistry, an increase in consumable sales and the addition of our OEM product at the start of 2022.

Cost of Revenue. Cost of revenue increased by $9.9 million, or approximately 44%, to $32.6 million, or 67% of net revenue for the year ended December 31, 2022, compared to cost of revenue of $22.7 million, or 58% of net revenue, for the same period in 2021. The increase is primarily due to the increase in sales and higher warranty and inventory reserve charges for the year ended December 31, 2022.

Gross Profit. Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the year ended December 31, 2022 was $15.9 million, or 33% of net revenue, a decrease of $0.6 million, or 4%, as compared with gross profit of $16.5 million, or 42% of net revenue, for the same period in 2021. The decrease in gross profit as a percentage of revenue reflects the impact of a $2.7 million charge for inventory. This inventory charge was driven by the supply chain issues that we have encountered requiring us to change to new suppliers along with end of life designation for certain products and components, which resulted in higher inventory reserves and warranty expenses. In addition, lower margin OEM products were launched at the beginning of 2022 and an Employee Retention Credit under the CARES Act of $0.7 million was received during the year ended December 31, 2021 that did not occur in 2022. The decrease was partially offset by the impact of the increase in sales and the favorable absorption of fixed expenses.

Operating Expenses. Operating expenses for the year ended December 31, 2022 were $41.2 million, or 85% of net revenue, an increase of $8.3 million, or 25%, as compared with $33.0 million, or 84% of net revenue, for the same period in 2021. See the following expense categories for further explanations.

Sales and Marketing Expense. Sales and marketing expense for the year ended December 31, 2022 increased by $6.3 million, or 41%, to $21.7 million, or 45% of net revenue, as compared with $15.3 million, or 39% of net revenue, for the same period in 2021. This increase is primarily due to $2.9 million from compensation expense due to no open territories, or no territories without a sales representative in 2022, and commissions and bonus incentives for achieving sales targets, $1.9 million in higher travel and trade show related expenses, $0.7 million in higher supply costs and other expenses, $0.2 million in additional advertising expenses, and $0.6 million from an Employee Retention Credit under the CARES Act received during the year ended December 31, 2021 that did not occur in 2022.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2022 increased by $1.1 million, or 9%, to $12.3 million, or 25% of net revenue, as compared with $11.3 million, or 29% of net revenue, for the same period in 2021. This increase is primarily from $0.8 million in compensation expense for achieving sales targets and filling open positions, $0.5 million for the production of the “Talk Dental To Me” docuseries, and $0.2 million in a higher allowance for doubtful accounts. The increase in general and administrative expenses was partially offset by $0.4 million in severance expense that did not occur in 2022, and $0.2 million from an Employee Retention Credit under the CARES Act received during the year ended December 31, 2021 that did not occur in 2022.

Engineering and Development Expense. Engineering and development expense for the year ended December 31, 2022 increased by $1.2 million, or 20%, to $7.3 million, or 15% of net revenue, as compared with $6.0 million, or 15% of net revenue, for the same period in 2021. This increase is primarily due to $0.7 million from compensation expenses driven by more engineering projects for 2022 as compared to 2021, $0.5 million in other various expense, and $0.2 million for the impact of an Employee Retention Credit under the CARES Act received during the year ended December 31, 2021 that did not occur in 2022. This increase in engineering and development expenses was partially offset by $0.2 million decrease in other expenses.

Loss on Patent Litigation Settlement. Loss on patent litigation settlement for the year ended December 31, 2021 was $0.3 million due to the change in fair value of the remaining accrued liability.

Non-Operating Income (Loss)

Loss on Foreign Currency Transactions. We recognized a loss of $0.4 million on foreign currency transactions for the year ended December 31, 2022 compared to a $0.5 million loss for the same period in 2021, due to exchange rate fluctuations primarily between the U.S. dollar and the Euro.

Interest Expense, Net. Net interest expense increased to $2.7 million for the year ended December 31, 2022 compared to $2.2 million of net interest expense for the same period in 2021. The increase was due to the impact of higher variable interest rates applied to outstanding Term Loan balances during the year ended December 31,2022 compared to the same period in 2021 and an accrual for exit fees to be paid in May 2025 upon maturity of the Term Loan, partially offset by lower interest expense associated with reduced Term Loan balances during the year ended December 31, 2022 compared to the same period in 2021.

Gain on debt forgiveness. Gain on debt forgiveness was $3.0 million for the year ended December 31, 2021 due to the approval of the Company's request for forgiveness of the loan received under the Paycheck Protection Program under the CARES Act (the "PPP Loan").

Other Income, Net. There was no Other Income (Expense) for the years ended December 31, 2022 and 2021.

(Provision) benefit for Income Taxes. Our provision for income taxes was a provision of $109 thousand for the year ended December 31, 2022, an increase of $44 thousand as compared with our provision for income taxes of $65 thousand for the same period in 2021. The increase in our provision is primarily due to an increase to our current income taxes in our European subsidiary.

Net Loss. For the reasons stated above, our net loss was $28.6 million for the year ended December 31, 2022 compared to a net loss of $16.2 million for the same period in 2021.

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

Cost of Revenue. Cost of revenue increased by $6.1 million, or approximately 36%, to $22.7 million, or 58% of net revenue for the year ended December 31, 2021, compared to cost of revenue of $16.6 million, or 73% of net revenue, for the same period in 2020. The increase is primarily due to the increase in sales for the year ended December 31, 2021, partially offset by a $0.7 million Employee Retention Credit under the CARES Act received during the year ended December 31, 2021 that did not occur in 2020.

Gross Profit. Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the year ended December 31, 2021 was $16.5 million, or 42% of net revenue, an increase of $10.4 million, or 168%, as compared with gross profit of $6.2 million, or 27% of net revenue, for the same period in 2020. The increase in gross profit is commensurate with the increase in sales, the favorable absorption of fixed expenses, higher average selling prices, fewer inventory write-offs and reserve adjustments, and an Employee Retention Credit under the CARES Act received during the year ended December 31, 2021 that did not occur in 2020.

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

Other Income, Net. There was no Other Income (Expense) for the year ended December 31, 2021. Other Income for the year ended December 31, 2020, is comprised of a $5.8 million gain on the change in fair value to the 45.0 million warrants sold by the Company on July 23, 2020 through the Rights Offering (the “July 2020 Warrants”) partially offset by the costs to issue the July 2020 Warrants of approximately $1.6 million.

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

Liquidity and Capital Resources

The Company has reported losses from operations of $25.3 million, $16.4 million, and $18.5 million for the years ended December 31, 2022, 2021, and 2020, respectively, and has not generated positive net cash from operations for the same periods.

At December 31, 2022, we had $4.2 million in cash and cash equivalents. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in our cash and cash equivalents by $25.8 million from December 31, 2021 was primarily due to cash used in operating activities of $26.8 million and cash used in investing activities of $3.7 million, partially offset by cash provided by financing activities of $4.6 million. The $26.8 million of net cash used in operating activities in 2022 was primarily driven by our net loss of $28.6 million during the year.

At December 31, 2022, we had $11.2 million in working capital. Our principal sources of liquidity consisted of $4.2 million in cash and cash equivalents and $5.8 million of net accounts receivable.

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

Our recurring losses, level of cash used in operations, potential need for additional capital, and the uncertainties surrounding our ability to raise additional capital, raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In order for us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must either raise additional capital or increase sales of our products, control or potentially reduce expenses, and establish profitable operations in order to generate cash from operations or obtain additional funds when needed.

We will endeavor to improve our financial condition and ultimately improve our financial results by increasing revenues through expansion of our product offerings, continuing to expand and develop our field sales force and distributor relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of our advanced medical technologies, and reducing expenses.

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

Consolidated Cash Flows

The following table summarizes our statements of cash flows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net cash (used in) provided by:
Operating activities	$(26,761)	$(16,710)	$(12,795)
Investing activities	(3,727)	(707)	(96)
Financing activities	4,603	29,954	24,349
Effect of exchange rates on cash	(109)	(238)	317
Net change in cash and cash equivalents	$(25,994)	$12,299	$11,775

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Net cash used in operating activities for the year ended December 31, 2022 totaled $26.8 million and was primarily comprised of our net loss of $28.6 million, and an increase in operating assets of $8.5 million, partially offset by an increase in operating liabilities of $3.5 million, non-cash adjustments for stock-based compensation of $2.3 million, a $2.8 million write-off of inventory, amortization of debt issuance costs of $1.2 million, and depreciation and amortization expenses of $0.5 million. The net increase in our operating assets was primarily due to a $5.8 million increase in inventory as we have increased inventory levels to try to mitigate the impact of supply disruptions from potential product shortages and delivery delays, a $1.1 million increase in prepaid expenses and other current assets, and a $1.6 million increase in accounts receivable, partially offset by a $3.5 million increase in accounts payable and accrued liabilities.

Net cash used in investing activities for the year ended December 31, 2022 was $3.7 million and was primarily driven by our capital expenditures. We expect cash flows used in investing activities to decrease somewhat in 2023 due to the completion of our new training facility.

Net cash provided by financing activities for the year ended December 31, 2022 was $4.6 million primarily comprised of $5.6 million of net proceeds from the June 2022 direct offering and private placement, partially offset by a $1.0 million payment on the SWK Loan.

The $0.1 million effect of exchange rate on cash for the year ended December 31, 2022 was due to a recognized gain on foreign currency transactions, primarily driven by changes in the Euro during the year.

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

Contractual Obligations

Leases

On January 22, 2020, the Company entered into a five-year real property lease agreement for an approximately 11,000 square foot facility in Corona, California where it moved its manufacturing operations. The lease commenced on July 1, 2020. On December 10, 2021, the Company entered into an additional three and a half year lease at this location to expand the leased space by an additional 15,000 square feet to meet growing manufacturing needs. The additional lease commenced on February 1, 2022. Future minimum rent payments under these leases are approximately $0.8 million.

On February 4, 2020, the Company also entered into a sixty-six month real property lease agreement for office space of approximately 12,000 square feet of office space in Lake Forest, California. The lease commenced on July 1, 2020. On May 26, 2022, the Company entered into an additional lease at this location to expand the leased space by an additional 8,000 square feet for an additional training facility and model dental office. The additional lease commenced on March 9, 2023. Future minimum rent payments under these leases are approximately $1.8 million.

SWK Loan

On November 9, 2018, we entered into the Credit Agreement with SWK, which provides us with the SWK Loan, a variable-rate term loan. The Credit Agreement has been amended multiple times with the most recent being effective December 30, 2022 for total outstanding principal of $13.3 million and exit fees of $1.4 million. Refer to Note 6 - Debt for further details.

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

Purchase Obligations

Purchase obligations relate to purchase orders with suppliers that we expect to complete primarily during the year ended December 31, 2022. In conformity with current GAAP, purchase obligations that have not met the recognition criteria are not reported in the consolidated balance sheet as of December 31, 2022.

The following table presents our expected cash requirements for contractual obligations outstanding for the years ended as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total
Operating lease obligations	$833	$1,406	$—	$—	$2,239
Purchase obligations	28,165	914	—	—	29,079
Loan interest (1)	1,863	2,335	15	83	4,296
Loan principal	700	13,950	3	147	14,800
Total	$31,561	$18,605	$18	$230	$50,414

(1)
estimated using LIBOR rates as of December 31, 2022

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our President and Chief Executive Officer and Chief Financial Officer the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission entitled “Internal Control — Integrated Framework (2013)” (the “COSO Framework”). Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2022.

This Form 10-K does not include an attestation report from BDO USA, LLP regarding internal control over financial reporting. Management’s report was not subject to attestation by BDO USA, LLP pursuant to the SEC rules that permit the Company to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included in Part I of this Form 10-K under “Item 1. Business — Information about Our Executive Officers.” In addition, the information set forth under the caption “Election of Directors” to be included in the proxy statement for the Company’s 2023 annual meeting of stockholders (the “Proxy Statement”) is incorporated by reference herein.

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

Equity Compensation Plan Information

At our annual meeting of stockholders held on May 9, 2018, the Company’s stockholders approved the BIOLASE, Inc. 2018 Long-Term Incentive Plan (as amended on September 21, 2018, May 15, 2019, May 13, 2020, and June 11, 2021, the “2018 Plan”). The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders. The 2018 Plan replaced the BIOLASE, Inc. 2002 Stock Incentive Plan, (as amended, the “2002 Plan”), with respect to future awards.

The 2018 Plan was amended in 2018, 2019, 2020, and 2021 to increase the shares available for issuance. Under the terms of the 2018 Plan, approximately 1,476,844 shares of BIOLASE common stock are available for issuance.

The 2002 Plan and the 2018 Plan are designed to attract and retain the services of individuals essential to the Company’s long-term growth and success. The following table summarizes information as of December 31, 2022 with respect to the shares of our common stock that may be issued upon exercise of options, warrants or rights under the 2002 Plan and the 2018 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Release of Restricted Stock Units	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plan Approved by Stockholders	994,000	$15.36	55,000
Equity Compensation Plan Not Approved by Stockholders	—	—	—
Total	994,000	$15.36	55,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K beginning on the pages referenced below:

(1)
Financial Statements:

(2)
Financial Statement Schedule:

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2022, 2021, and 2020	S- 1

All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3)
Exhibits:

The exhibits filed as a part of this Annual Report on Form 10-K are listed in the accompanying Exhibit Index on page 53.

Item 16. Form 10-K Summary

None

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

2.1	Membership Interest Purchase Agreement, dated as of September 22, 2022, by and among BIOLASE, Inc., Med-Fiber LLC and Alexei Tchapyjnikov		10-Q	9/30/2022	2.1	11/20/2022

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Fifth Amendment to Restated Certificate of Incorporation		8-K	05.28/2020	3.1	06/01/2020

3.1.7	Sixth Amendment to Restated Certificate of Incorporation		8-K	04/28/2022	3.1	05/02/2022

3.1.8	Certificate of Designation of Series G Preferred Stock		8-A	03/03/2022	3.1	03/03/2022

3.1.9	Certificate of Elimination of Series D, Series E and Series F Preferred Stock of the Registrant		8-K	03/01/2022	3.3	03/03/2022

3.1.10	Certificate of Elimination of Series G Preferred Stock		8-K	06/08/2022	3.1	06/08/2022

3.2	Eighth Amended and Restated Bylaws of the Registrant, adopted on March 1, 2022		8-K	03/01/2022	3.1	03/03/2022

4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Exchange Act	X

4.2	Form of Warrant issued on July 15, 2020		8-K	07/15/2020	4.2	07/22/2020

4.3	Form of Warrant to Purchase Common Stock issued on June 30, 2022		8-K	06/27/2022	4.2	06/29/2022

4.4	Form of Warrant to Purchase Common Stock issued on January 11, 2023		S-1/A	01/03/2023	4.2	01/03/2023

10.1*	2002 Stock Incentive Plan, as amended		DEF14A	05/06/2016	A	04/07/2016

10.2*	Form of Stock Option Agreement under the 2002 Stock Incentive Plan (attached as Exhibit A to the Notice of Grant of Stock Option under the 2002 Stock Incentive Plan – Discretionary Option Grant Program)	10-K	12/31/2004	10.26	07/19/2005

10.3*	Form of Option Award Notice for California Employees under the 2002 Stock Incentive Plan	10-Q	09/30/2015	10.2	11/06/2015

10.4*	Form of Option Award Notice for Non-California Employees under the 2002 Stock Incentive Plan	10-Q	09/30/2015	10.3	11/06/2015

10.5*	Form of Option Award Notice for Non-Employee Directors under the 2002 Stock Incentive Plan	10-Q	09/30/2015	10.4	11/06/2015

10.6*	Form of Restricted Stock Unit Award Notice for Non-Employee Directors under the 2002 Stock Incentive Plan	10-Q	09/30/2015	10.5	11/06/2015

10.7*	2018 Long-Term Incentive Plan	DEF14A	05/09/2018	A	04/05/2018

10.8*	First Amendment to 2018 Long-Term Incentive Plan	DEF14A	09/21/2018	B	08/24/2018

10.9*	Second Amendment to 2018 Long-Term Incentive Plan	DEF14A	05/15/2019	A	04/10/2019

10.10*	Third Amendment to 2018 Long-Term Incentive Plan	DEF14A	05/13/2020	A	04/23/2020

10.11*	Fourth Amendment to 2018 Long-Term Incentive Plan	DEF14A	05/26/2021	A	04/19/2021

10.12*	Form of Restricted Stock Unit—Phantom Award Notice and Restricted Stock Unit Award Agreement for Employees	10-Q	09/30/2021	10.1	11/10/2021

10.13*	Form of Restricted Stock Unit—Phantom Award Notice and Restricted Stock Unit Award Agreement for Non-Employee Directors	10-Q	09/30/2021	10.2	11/10/2021

10.14*	Restricted Stock Unit—Phantom Award Notice and Restricted Stock Unit Award Agreement, dated July 21, 2021, by and between the Registrant and John R. Beaver	10-Q	09/30/2021	10.3	11/10/2021

10.15*	Form of Stock Appreciation Rights Award Notice and Stock Appreciation Rights Agreement for Non-Employee Directors	10-Q	09/30/2021	10.4	11/10/2021

10.16	Lease dated February 4, 2020 by and between the Registrant and Foothill Corporate I MT, LLC	10-K	12/31/2019	10.12	03/30/2020

10.17	Lease dated January 22, 2020 by and between the Registrant and Green River Properties, LLC	10-K	12/31/2019	10.13	03/30/2020

10.18*	Form of Indemnification Agreement between the Registrant and its officers and directors	10-Q	09/30/2005	10.1	11/09/2005

10.19*	Form of Stock Option Agreement for inducement grants made to John R. Beaver on September 30, 2017	8-K	09/30/2017	10.1	10/03/2017

10.20*	Letter Agreement Amending Employment with John Beaver, dated April 12, 2020	10-Q	03/31/2020	10.10	05/08/2020

10.21	Credit Agreement dated as of November 9, 2018, by and between the Registrant and SWK Funding LLC	10-Q	09/30/2018	10.6	11/14/2018

10.22	Tenth Amendment to Credit Agreement, dated as of December 30, 2022 by and between the Registrant and SWK LLC		8-K	01/05/2023	10.1	01/05/2023

10.23	Letter Agreement, dated as of August 20, 2019, by and between the Registrant and SWK Funding LLC		S-1	09/04/2019	10.28	09/05/2019

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory plan or arrangement.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLASE, INC., a Delaware Corporation (registrant)

Dated: March 28, 2023	By:	/s/ JOHN R. BEAVER
John R. Beaver
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JOHN R. BEAVER	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2023
John R. Beaver

/s/ JENNIFER BRIGHT	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2023
Jennifer Bright

/s/ DR. JONATHAN T. LORD	Director	March 28, 2023
Dr. Jonathan T. Lord

/s/ DR. KATHLEEN T. O'LOUGHLIN	Director	March 28, 2023
Dr. Kathleen T. O'Loughlin

/s/ JESS ROPER	Director	March 28, 2023
Jess Roper

/s/ DR. MARTHA SOMERMAN	Director	March 28, 2023
Dr. Martha Somerman

/s/ DR. CAROL GOMEZ SUMMERHAYS	Director	March 28, 2023
Dr. Carol Gomez Summerhays

/s/ DR. KENNETH P. YALE	Director	March 28, 2023
Dr. Kenneth P. Yale

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

Shareholders and Board of Directors

BIOLASE, Inc.

Lake Forest, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BIOLASE, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable preferred stock and stockholders’ equity, cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has had negative cash flows from operations for each of the three years ended December 31, 2022. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described in Note 2 – Summary of Significant Accounting Policies, revenue from sales of products and services through contracts with customers include delivery of laser systems, consumables, and ancillary services such as training and extended warranties. A majority of the Company’s revenues are recognized at a point in time, which includes the sale of laser systems and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer during the shipping process.

We identified the timing of revenue recognition as a critical audit matter due to the volume and magnitude of sales transactions at or near period end. Auditing the timing of revenue recognition at or near period end involved especially challenging auditor judgment due to the nature of audit procedures and extent of audit effort required.

The primary procedures we performed to address this critical audit matter included:

•
Obtaining a sample of sales agreements and evaluating the key terms included in the agreements.
•
Reconciling revenue recorded in the general ledger to sales transactions by agreeing invoices to shipping logs
•
Testing fulfillment of performance obligations for a sample of sales transactions that occurred near the end of the period.
•
Confirming with a sample of customers with accounts receivable the amounts owed to the Company as of December 31, 2022.
•
Comparing the trend in shipping cost activities near the end of the period to the trend in sales activities for the corresponding period.

Accounting for 2022 Warrant Issuances

As described in Note 8 to the consolidated financial statements, in June 2022, the Company issued 726,660 shares of Pre-Funded Common Stock Warrants and 1,405,405 shares of Common Stock Warrants (collectively, the “June 2022 Warrants”) in a private placement. Based on the terms of the warrant agreements, the Company determined that the June 2022 Warrants should be classified as equity.

We identified the assessment of the accounting and classification of the June 2022 Warrants as equity or liability as a critical audit matter due to the complexity in assessing the warrant features, which requires management to interpret complex terms of the agreements in applying the appropriate accounting guidance. Auditing management’s application of the appropriate accounting guidance required challenging and complex auditor judgment due to the nature and extent of audit effort required, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the terms and conditions of the warrant agreements and assessing the reasonableness of management’s interpretation and application of the appropriate accounting guidance.
•
Utilizing personnel with specialized skill and knowledge to assist in assessing the appropriateness of conclusions reached by management by i) evaluating the underlying terms of the warrant agreements and ii) assessing the appropriateness of management’s application of the authoritative accounting guidance.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2005.

Costa Mesa, California

March 28, 2023

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$4,181	$29,972
Restricted cash	—	203
Accounts receivable, less allowance of $2,164 and $2,154 as of December 31, 2022 and 2021, respectively	5,841	4,238
Inventory	15,884	12,929
Prepaid expenses and other current assets	3,053	2,012
Total current assets	28,959	49,354
Property, plant, and equipment, net	4,278	1,067
Goodwill	2,926	2,926
Right of use asset	1,768	1,717
Other assets	255	220
Total assets	$38,186	$55,284
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,786	$3,309
Accrued liabilities	9,210	8,276
Deferred revenue, current portion	2,111	2,259
Current portion of term loans, net of discount	700	—
Total current liabilities	17,807	13,844
Deferred revenue	418	329
Warranty accrual	360	521
Non current term loans, net of discount	13,091	13,603
Non current operating lease liability	1,259	1,449
Other liabilities	362	330
Total liabilities	33,297	30,076
Commitments and contingencies — Note 7
Stockholders' equity:
Series F Preferred stock, par value $0.001 per share; 18 shares authorized, 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	34
Common stock, par value $0.001 per share; 180,000 shares authorized, 7,723 and 6,149 shares issued and 7,721 and 6,147 shares outstanding as of December 31, 2022 and 2021, respectively	8	6
Additional paid-in capital	301,782	293,325
Accumulated other comprehensive loss	(733)	(623)
Accumulated deficit	(296,168)	(267,534)
Total stockholders' equity	4,889	25,208
Total liabilities and stockholders' equity	$38,186	$55,284

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Net revenue	$48,462	$39,188	$22,780
Cost of revenue	32,551	22,659	16,607
Gross profit	15,911	16,529	6,173
Operating expenses:
Sales and marketing	21,675	15,339	11,242
General and administrative	12,309	11,258	9,772
Engineering and development	7,265	6,048	3,695
Loss on patent litigation settlement	—	315	—
Total operating expenses	41,249	32,960	24,709
Loss from operations	(25,338)	(16,431)	(18,536)
Loss on foreign currency transactions	(438)	(452)	(21)
Interest expense, net	(2,749)	(2,224)	(2,359)
Gain on debt forgiveness	—	3,014	—
Other income, net	—	—	4,215
Non-operating gain (loss), net	(3,187)	338	1,835
Loss before income tax provision	(28,525)	(16,093)	(16,701)
Income tax (provision) benefit	(109)	(65)	(128)
Net loss	(28,634)	(16,158)	(16,829)
Other comprehensive loss items:
Foreign currency translation adjustments	(110)	(238)	316
Comprehensive loss	$(28,744)	$(16,396)	$(16,513)

Net loss	$(28,634)	$(16,158)	$(16,829)
Deemed dividend on convertible preferred stock	(217)	(546)	(17,378)
Net loss attributable to common stockholders	$(28,851)	$(16,704)	$(34,207)

Net loss per share attributable to common stockholders:
Basic and Diluted	$(4.16)	$(2.83)	$(13.99)
Shares used in the calculation of net loss per share:
Basic and Diluted	6,930	5,910	2,445

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands)

	Mezzanine Equity				Stockholders' Equity
	Series G Redeemable Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Series F Convertible Preferred Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Loss	Deficit	Equity
Balance, December 31, 2019	—	$—	70	$3,965	1,258	$1	$235,624	—	$—	$(701)	$(234,547)	$377
Conversion of Series E Participating Convertible Preferred Stock	—	—	(70)	(3,965)	278	—	3,965	—	—	—	—	3,965
Sale of common stock, net	—	—	—	—	432	1	3,797	—	—	—	—	3,798
June 2020 Warrants	—	—	—	—	—	—	3,031	—	—	—	—	3,031
Reclassification of July 2020 Warrants	—	—	—	—	—	—	9,450	—	—	—	—	9,450
Stock offering costs	—	—	—	—	—	—	(856)	—	—	—	—	(856)
Warrant issued in connection with debt instruments	—	—	—	—	—	—	67	—	—	—	—	67
Issuance of Series F Convertible Preferred Stock in Rights Offering, net of offering costs	—	—	—	—	—	—	—	18	2,411	—	—	2,411
Beneficial conversion of Series F Convertible Preferred Stock	—	—	—	—	—	—	2,700	—	(2,700)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	—	—	(17,378)	—	17,378	—	—	—
Conversion of Series F Convertible Preferred Stock	—	—	—	—	1,712	2	16,969	(17)	(16,971)	—	—	—
Issuance of stock from RSUs, net	—	—	—	—	74	—	163	—	—	—	—	163
Stock-based compensation	—	—	—	—	—	—	2,591	—	—	—	—	2,591
Exercise of common stock warrants	—	—	—	—	154	—	1,544	—	—	—	—	1,544
Net loss	—	—	—	—	—	—	—	—	—	—	(16,829)	(16,829)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	316	—	316
Balance, December 31, 2020	—	—	—	—	3,908	4	261,667	1	118	(385)	(251,376)	10,028
Sale of common stock, net	—	—	—	—	560	1	13,290	—	—	—	—	13,291
Exercise of stock options, net	—	—	—	—	14	—	132	—	—	—	—	132
Issuance of common stock for settlement of liability	—	—	—	—	20	—	510	—	—	—	—	510
Issuance of restricted shares	—	—	—	—	10	—	164	—	—	—	—	164
Conversion of Series F Convertible Preferred Stock	—	—	—	—	63	—	630	(1)	(630)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	—	—	(546)	—	546	—	—	—
Issuance of stock from RSUs, net	—	—	—	—	145	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,416	—	—	—	—	2,416
Exercise of common stock warrants	—	—	—	—	1,429	1	15,062	—	—	—	—	15,063
Net loss	—	—	—	—	—	—	—	—	—	—	(16,158)	(16,158)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(238)	—	(238)
Balance, December 31, 2021	—	—	—	—	6,149	6	293,325	—	34	(623)	(267,534)	25,208
Sale of common stock, net	—	—	—	—	679	1	5,601	—	—	—	—	5,602
Issuance of restricted shares	—	—	—	—	20	—	109	—	—	—	—	109
Issuance of Series G Redeemable Preferred Stock	154	—	—	—	—	—	—	—	—	—	—	—
Redemption of Series G Redeemable Preferred Stock	(154)	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series F Convertible Preferred Stock	—	—	—	—	25	—	251	—	(251)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	—	—	(217)	—	217	—	—	—
Issuance of stock from RSUs, net	—	—	—	—	123	—	—	—	—	—	—	—
Liability award reclass	—	—	—	—	—	—	596	—	—	—	—	596
Stock-based compensation	—	—	—	—	—	—	2,117	—	—	—	—	2,117
Exercise of common stock warrants	—	—	—	—	727	1	—	—	—	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	(28,634)	(28,634)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(110)	—	(110)
Balance, December 31, 2022	—	$—	—	$—	7,723	$8	$301,782	—	$—	$(733)	$(296,168)	$4,889

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net loss	$(28,634)	$(16,158)	$(16,829)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	497	400	499
Provision for bad debts	40	(202)	1,328
Provision for sales returns	—	—	87
Provision for inventory excess and obsolescence	1,312	(275)	(591)
Inventory disposals and recoveries, net	1,486	(122)	1,300
Amortization of debt issuance costs	1,196	515	496
Patent litigation mark-to-market	—	315	—
Change in fair value of warrants	—	—	(5,850)
Issuance of restricted shares	109	164	—
Issuance costs for common stock warrants	—	—	1,641
Stock-based compensation	2,303	1,662	3,370
Gain on debt forgiveness	—	(3,014)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,643)	(978)	4,286
Inventory	(5,754)	(1,375)	(871)
Prepaid expenses and other current assets	(1,135)	285	825
Accounts payable and accrued liabilities	3,521	1,765	(2,107)
Deferred revenue	(59)	308	(379)
Net cash and cash equivalents used in operating activities	(26,761)	(16,710)	(12,795)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(3,727)	(707)	(96)
Net cash and cash equivalents used in investing activities	(3,727)	(707)	(96)
Cash Flows from Financing Activities:
Proceeds from the sale of common stock	5,602	14,420	6,912
Proceeds from the issuance of Series F Convertible Preferred Stock	—	—	2,700
Proceeds from the issuance of July 2020 Warrants	—	—	15,300
Payments of equity offering costs	—	(1,135)	(1,281)
Payment of July 2020 Warrant issuance costs	—	—	(1,640)
Borrowings on other long-term loans	—	—	3,140
Principal payment on term loan	(1,000)	—	(700)
Borrowings on credit facility	—	—	3,000
Payments of credit facility	—	—	(3,000)
Payments of debt issuance costs	—	(25)	(128)
Proceeds from the exercise of common stock warrants	1	16,562	46
Proceeds from exercise of stock options	—	132	—
Net cash and cash equivalents provided by financing activities	4,603	29,954	24,349
Effect of exchange rate changes	(109)	(238)	317
Increase (decrease) in cash and cash equivalents	(25,994)	12,299	11,775
Cash, cash equivalents and restricted cash, beginning of year	30,175	17,876	6,101
Cash, cash equivalents and restricted cash, end of year	$4,181	$30,175	$17,876
Supplemental cash flow disclosure:
Cash paid for interest	$1,519	$1,771	$1,881
Cash received for interest	$26	$56	$11
Cash paid for income taxes	$59	$171	$22
Cash paid for operating leases	$254	$246	$489
Non-cash settlement of liability	$—	$510	$151
Non-cash right-of-use assets obtained in exchange for lease obligations	$574	$150	$2,037
Equity financing costs in accounts payable	$—	$—	$74
Deemed dividend on preferred stock	$217	$546	$17,378
Forgiveness of debt	$—	$—	$10
Receivable from warrants exercised and included in prepaid and other current assets	$—	$(1,498)	$1,498
Warrants issued in connection with debt instruments	$—	$—	$67

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the years ended December 31, 2022, 2021, and 2020, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

Liquidity and Management’s Plans

The Company has reported losses from operations of $25.3 million, $16.4 million, and $18.5 million for the years ended December 31, 2022, 2021, and 2020, respectively, and has not generated positive net cash from operations for the same periods.

As of December 31, 2022, the Company had working capital of approximately $11.2 million. The Company’s principal sources of liquidity consisted of approximately $4.2 million in cash and cash equivalents and $5.8 million of net accounts receivable. As of December 31, 2021, the Company had working capital of approximately $35.5 million, $30.0 million in cash and cash equivalents and $4.2 million of net accounts receivable. The decrease in cash and cash equivalents was primarily due to cash used in operating activities of $26.8 million, $3.7 million cash used in investing activities, and $1.0 million payment on the SWK Loan, partially offset by $5.6 million net proceeds from the June 2022 direct offering and private placement. See Note 8 – Redeemable Preferred Stock and Stockholders’ Equity for additional information on these common stock issuances and warrant exercises.

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

Although the Company received net proceeds of approximately $5.6 million from common stock issuance in June 2022, the Company may still have to raise additional capital in the future. Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, the COVID-19 pandemic and the actions taken to contain it, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. From time to time, the Company could be required, or may otherwise attempt, to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will be able to successfully enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to its’ stockholders.

COVID-19 Risk and Uncertainties

The COVID-19 pandemic severely impacted global economic activity, and many countries and many states in the United States reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. These mandated business closures included dental office closures worldwide for all but emergency procedures. As these quarantines and restrictions began to be lifted in 2021, the Company's sales began to return to pre-pandemic levels. However, there are still uncertainties regarding the ongoing and future effects of COVID-19, and there is no assurance that the Company's sales will not be further impacted in 2023 or at any time thereafter.

Reverse Stock Split

At the 2022 annual meeting of BIOLASE stockholders (the "2022 Annual Meeting"), BIOLASE stockholders approved an amendment to BIOLASE’s Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), to effect a reverse stock split of BIOLASE common stock, at a ratio ranging from one-for-two (1:2) to one-for-twenty-five (1:25), with the final ratio to be determined by the Board. Immediately after the 2022 Annual Meeting, the Board approved a one-for-twenty-five (1:25) reverse stock split of the outstanding shares of BIOLASE common stock (the “Reverse Stock Split”). On April 28, 2022, BIOLASE filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, which became effective on April 28, 2022. The amendment did not change the number of authorized shares of BIOLASE common stock. Except as the context otherwise requires, all common stock share numbers, share price amounts (including exercise prices, conversion prices, and closing market prices), and the common stock quantities issuable upon the exercise of warrants issued prior to April 28, 2022 contained in the consolidated financial statements and notes thereto reflect the one-for-twenty-five (1:25) reverse stock split

Membership Interest Purchase Agreement

On September 22, 2022, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Med-Fiber LLC ("Med-Fiber") and Alexei Tchapyjnikov, pursuant to which the Company acquired all of the issued and outstanding membership interests of Med-Fiber on the terms and subject to the conditions set forth in the Purchase Agreement, for a purchase price equal to $1,320,000, plus, subject to the satisfaction of certain milestones, additional earn-out consideration in an aggregate amount of up to $880,000. Med-Fiber was engaged in the business of manufacturing and supplying infrared transmitting fiber optics for laser power delivery applications and activities related thereto. The purchase was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar assets. The $2,220,000 is included as a component of property, plant, and equipment in the consolidated balance sheet as of December 31, 2022.

Cyber Incident

In December 2021, the Company experienced a cybersecurity attack that caused a brief network disruption and impacted certain systems. Upon detection, the Company took immediate steps to address the incident, engaged third-party experts, and notified law enforcement. The Company has taken actions to strengthen its existing systems and implement additional prevention measures. This incident is expected to be immaterial both financially and operationally to the Company. The Company will continue to monitor and assess as needed. All liabilities were fully insured, and as of December 31, 2022 the Company recorded an accrued liability and an insurance receivable within prepaid expenses and other current assets of $0.4 million. In March 2022 the Company received the cash reimbursement from our insurance provider.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased, as cash equivalents. Cash equivalents are carried at cost, which approximates fair market value.

Restricted Cash

There was no restricted cash as of December 31, 2022. As of December 31, 2021, the restricted cash balance was $0.2 million. Restricted cash represents a revolving 90-day certificate of deposit maintained by the Company as collateral in connection with corporate credit cards.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the same total reported in the consolidated statements of cash flows (in thousands):

	For the years ended December 31,
	2022	2021
Cash and cash equivalents	$4,181	$29,972
Restricted cash	—	203
Total cash, cash equivalents, and restricted cash in the consolidated statement of cash flows	$4,181	$30,175

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

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 totaled $0.5 million, $0.4 million and $0.5 million, respectively.

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

Redeemable Preferred Stock

The Company classifies convertible preferred stock that is redeemable at the stockholder’s discretion as mezzanine equity. In a private offering in 2019, the Company issued and sold 69,565 shares of its Series E Convertible Preferred Stock, par value $0.001 per share (“Series E Preferred Stock”) to two stockholders who owned over 60% of the outstanding shares of common stock of the Company for a share price of $57.50 per share and a par value of $0.001 per share. Each share of the Series E Preferred Stock was convertible into 4 shares of BIOLASE common stock upon exercise. All 69,565 shares of Series E Preferred Stock were automatically converted into 278,240 shares of common stock upon receipt of the requisite approval at the Company’s 2020 annual meeting of stockholders (the “2020 Annual Meeting”). Upon conversion based on its original terms, the Company recorded the exchange of Series E Preferred Stock of approximately $4.0 million for common stock, with no charge in retained earnings. As of December 31, 2022 and 2021, there were no shares of Series E Preferred Stock issued and outstanding. Additional details are discussed further in Note 8 to these consolidated financial statements.

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

Revenue from products and services transferred to customers at a single point in time accounted for 88%, 88%, and 81% of net revenue for the years ended December 31, 2022, 2021, and 2020, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale laser systems, imaging systems, and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 12%, 12%, and 19% of net revenue for the years ended December 31, 2022, 2021, and 2020, respectively. The majority of our revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled $0.4 million and $0.8 million as of December 31, 2022 and 2021, respectively.

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

	December 31,
	2022	2021
Undelivered elements (training, installation, product and support services)	$447	$835
Extended warranty contracts	2,082	1,753
Total deferred revenue	2,529	2,588
Less: long-term portion of deferred revenue	(418)	(329)
Deferred revenue – current	$2,111	$2,259

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables as of December 31, 2022 and 2021.

The amount of revenue recognized during the years ended December 31, 2022 and 2021 that was included in the opening contract liability balance related to undelivered elements was $0.8 million and $0.6 million, respectively. The revenue recognized during the year related to the opening extended warranty contracts balance was $1.4 million and $1.1 million, for the years ended December 31, 2022 and 2021, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
United States	$33,876	$25,384	$16,195
International	14,586	13,804	6,585
Net Revenue	$48,462	$39,188	$22,780

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Revenue recognized over time	$5,697	$4,709	$4,314
Revenue recognized at a point in time	42,765	34,479	18,466
Net Revenue	$48,462	$39,188	$22,780

The Company’s sales by end market is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
End-customer	$33,876	$25,384	$16,195
Distributors	14,586	13,804	6,585
Net Revenue	$48,462	$39,188	$22,780

Shipping and Handling Costs and Revenues

Shipping and freight costs are treated as fulfillment costs. For shipments to end-customers, the customer bears the shipping and freight costs and has control of the product upon shipment. For shipments to distributors, the distributor bears the shipping and freight costs, including insurance, tariffs and other import/export costs.

Provision for Warranty Expense

The Company provides warranties against defects in materials and workmanship of its laser systems for specified periods of time. For the years ended December 31, 2022, 2021, and 2020, domestic sales of the Waterlase laser systems were covered by the warranty for a period of up to one year and diode systems were covered by the warranty for a period of up to two years from the date of sale by the Company or the distributor to the end-user. Laser systems sold internationally are covered by the warranty for a period of up to 24 months from the date of sale to the international distributor. Estimated warranty expenses are recorded as an accrued liability with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long-term warranty accrual. The Company’s overall accrual is based on its historical experience and management’s expectation of future conditions, taking into consideration the location and type of customer and the type of laser, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. Additional factors that may impact the Company’s warranty accrual include changes in the quality of materials, leadership and training of the production and services departments, knowledge of the lasers and workmanship, training of customers, and adherence to the warranty policies. Additionally, an increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the accrual and a decrease in gross profit. All imaging products are initially covered by the manufacturer’s warranties. However, the Company offers extended warranties on certain imaging products.

The current portion of the warranty accrual is included within accrued liabilities. Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance, beginning of period	$1,086	$1,132	$1,110
Provision for estimated warranty cost	3,639	1,747	1,047
Warranty expenditures	(3,072)	(1,793)	(1,025)
Balance, end of period	1,653	1,086	1,132
Less: long-term portion of warranty accrual	360	521	384
Current portion of warranty accrual	$1,293	$565	$748

Advertising Costs

Advertising costs are expensed as incurred and totaled $1.5 million, $1.4 million and $0.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Engineering and Development

Engineering and development expenses are generally expensed as incurred and consist of engineering personnel salaries and benefits, prototype supplies, contract services, and consulting fees related to product development.

Stock-Based Compensation

During the years ended December 31, 2022, 2021, and 2020, the Company recognized compensation cost related to share-based payments of $2.3 million, $1.7 million, and $3.4 million, respectively, based on the grant-date fair value. As of December 31, 2022 approximately $0.2 million of the stock compensation cost related to performance-based awards was recognized as a liability, with none as of December 31, 2021. The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cost of revenue	$154	$156	$297
Sales and marketing	576	367	789
General and administrative	1,368	820	2,042
Engineering and development	205	319	242
	$2,303	$1,662	$3,370

As of December 31, 2022 and 2021, the Company had $1.0 million and $0.8 million, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under its existing plans. The expense is expected to be recognized over a weighted-average period of 0.9 years as of December 31, 2022.

Stock-based compensation expense is estimated at the grant date of the award, is based on the fair value of the award and is recognized ratably over the requisite service period of the award. For restricted stock units (“RSUs”) the Company estimates the fair value of the award based on the number of awards and the fair value of BIOLASE common stock on the grant date, and applies an estimated forfeiture rate. For stock options, the Company estimates the fair value of the option award using the Black-Scholes option pricing model. This option-pricing model requires the Company to make several assumptions regarding the key variables used to calculate the fair value of its stock options. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their grant dates. Since July 1, 2005, the Company has used a dividend yield of zero, as it does not intend to pay cash dividends on its common stock in the foreseeable future. The most critical assumptions used in calculating the fair value of stock options is the expected life of the option and the expected volatility of BIOLASE common stock. The expected life is calculated in accordance with the simplified method, whereby for service-based awards the expected life is calculated as a midpoint between the vesting date and expiration date. The Company uses the simplified method, as there is not a sufficient history of share option exercises. For performance-based awards, the expected life equals the life of the award. Management believes that the historic volatility of the BIOLASE common stock is a reliable indicator of future volatility, and accordingly, a stock volatility factor based on the historical volatility of the BIOLASE common stock over a lookback period of the expected life is used in approximating the estimated volatility of new stock options. Compensation expense is recognized using the straight-line method for all service-based employee awards and graded amortization for all performance-based awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations. Forfeitures are estimated at the time of the grant and revised in subsequent periods as actual forfeitures differ from those estimates. The Company applied forfeiture rates of 10.87%, 10.91%, 28.25% and 37.49% to awards granted during the year ended December 31, 2022 depending on the vesting terms and position of the grantee. The Company’s forfeiture rates applied to awards granted during the year ended December 31, 2021 were 10.91%, 25.91%, 40.21% and 49.45% and during the year ended December 31, 2020, were 10.9% and 49.4%, respectively.

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2022	2021	2020
Expected term (years)	N/A	6.1	5.5
Volatility	N/A	111%	103%
Annual dividend per share	N/A	$—	$—
Risk-free interest rate	N/A	1.0%	0.4%

There were no stock options granted during the year ended December 31, 2022

Income Taxes

Based upon the Company’s operating losses during 2022, 2021, and 2020 and the available evidence, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2022 will not be realized in the near term. Consequently, we have established a valuation allowance against our net deferred tax asset totaling $31.2 million and $27.3 million as of December 31, 2022 and 2021, respectively. In this determination, we considered factors such as our earnings history, future projected earnings, and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

The company has elected to treat interest any penalties associated with uncertain tax positions as a component of income tax expense.

Net Loss Per Share — Basic and Diluted

Basic net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net income (loss) per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Net income (loss) is adjusted for any deemed dividends to preferred stockholders to compute income available to common stockholders.

Outstanding stock options, restricted stock units and warrants to purchase approximately 2.7 million, 0.9 million, and 2.4 million shares were not included in the calculation of diluted loss per share amounts for the years ended December 31, 2022, 2021, and 2020, respectively, as their effect would have been anti-dilutive. Also excluded in the calculation of diluted loss per share amount for the years ended December 31, 2021, are the 0.6 million shares of BIOLASE common stock that were issuable upon conversion of the 251 shares of Series F Convertible Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”), discussed further in Note 8 – Redeemable Preferred Stock and Stockholders’ Equity – Preferred Stock, as their effect would have been anti-dilutive.

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

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU defers the sunset date of Topic 848, which provides relief to entities affected by reference rate reform. The ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2025. The standard is effective immediately and the Company adopted the standard in December 2022 with no financial impact. The Company is currently assessing the impact ASU 2020-04, for which this ASU 2022-06 relates, will have on its consolidated financial statements.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope and to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for the Company beginning January 1, 2023, with early adoption permitted beginning January 1, 2019. We have evaluated the impact of the adoption of ASU 2016-13 and we do not expect it to have a significant impact on our financial position, results of operations, or cash flows.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides practical expedients for contract modifications and hedge accounting to ease the accounting burden of transitioning to alternative reference rates for entities affected by reference rate reform. The adoption of this ASUs is relevant to the Company given that its term loan references LIBOR, which was expected to be discontinued by the end of 2021. This ASU has a sunset provision for adoption by December 31, 2022. However, in March 2021 the LIBOR discontinuation date was extended to June 2023. As a result, the FASB issued ASU 2022-06 to defer the sunset period to December 31, 2025. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements

NOTE 3 — SUPPLEMENTARY BALANCE SHEET INFORMATION

Accounts Receivable, net:

Accounts receivable is net of allowances for doubtful accounts of $2.2 million and net of sales returns of $0.3 million as of December 31, 2022 and 2021.

Inventory:

	December 31,
(in thousands):	2022	2021
Raw materials	$6,697	$4,444
Work-in-process	1,871	1,726
Finished goods	7,316	6,759
Inventory	$15,884	$12,929

Inventory includes write-downs for excess and obsolete inventory totaling $2.2 million and $1.0 million as of December 31, 2022 and 2021, respectively. Write-downs for excess and obsolete inventory resulted in expense of $2.8 million, $0.3 million and $1.3 million during the years ended December 31, 2022, 2021, and 2020, respectively.

Prepaid expenses and other current assets:

	December 31,
(in thousands):	2022	2021
Prepaid inventory	$1,225	$578
Prepaid insurance	662	680
Other	1,166	754
Prepaid expenses and other current assets	$3,053	$2,012

Property, Plant, and Equipment, net:

	December 31,
(in thousands):	2022	2021
Building	$199	$211
Leasehold improvements	464	89
Equipment and computers	8,566	8,150
Furniture and fixtures	475	471
Construction in progress	2,957	31
Total property, plant, and equipment before depreciation and land	12,661	8,952
Less: accumulated depreciation	(8,538)	(8,049)
Total property, plant, and equipment, net before land	4,123	903
Land	155	164
Property, plant, and equipment, net	$4,278	$1,067

The Company did not recognize any impairments on property, plant, and equipment during the years ended December 31, 2022, 2021 and 2020.

Accrued Liabilities:

	December 31,
(in thousands):	2022	2021
Payroll and benefits	$4,674	$3,969
Warranty accrual, current portion	1,293	565
Lease liability	638	405
Accrued professional services	591	275
Accrued insurance premium	490	600
Taxes	432	558
Settlement accrual	—	805
Other	1,092	1,099
Accrued liabilities	$9,210	$8,276

The CARES Act allows employers to defer the deposit and payment of the employer's share of Social Security taxes through December 31, 2020. Under the CARES Act, the Company deferred $0.2 million as of December 31, 2021. The deferred liability is included in accrued payroll and benefits.

As of December 31, 2021, a settlement accrual liability of $0.8 million related to the Settlement Agreement (as defined in Note 7 to these consolidated financial statements) was included in current accrued liabilities. Refer to Note 7 - Commitments and Contingencies for additional information.

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of September 30 and determined that there was no impairment. The Company also tests its intangible assets subject to amortization and goodwill between the annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. During the fourth quarter ended December 31, 2022, due to the sustained decrease in the stock price of BIOLASE common stock decreasing the implied fair value of the business, the Company performed a quantitative assessment of impairment over goodwill and determined that there was no impairment to our goodwill. Goodwill was valued using an equally weighted income approach and market approach. The unobservable inputs utilized in determining the fair value of the goodwill, which is categorized as a Level 3 instrument, are the discount rate of 15.7% and various revenue growth rates utilized in the financial forecast of future cash flows. There were no events that triggered further impairment testing of the Company’s intangible assets and goodwill during the years ended December 31, 2021 and 2020.

As of December 31, 2022 and 2021, the Company had goodwill (indefinite life) of $2.9 million. As of December 31, 2022 and 2021, all intangible assets subject to amortization have been fully amortized and there was no amortization expense for the respective years.

The following table presents the details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2022 and 2021
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

The following table presents the current and deferred provision for income taxes for the years ended December 31 (in thousands):

	2022	2021	2020
Current:
Federal	$—	$—	$—
State	40	17	26
Foreign	70	47	101
	110	64	127
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1)	1	1
	(1)	1	1
	$109	$65	$128

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2022	2021	2020
Statutory regular federal income tax rate	(21.0)%	(21.0)%	(21.0)%
Change in valuation allowance	(92.8)%	34.2%	(6.8)%
State tax benefit (net of federal benefit)	(3.9)%	(4.8)%	(4.8)%
Research credits	—%	(0.6)%	0.6%
Foreign amounts with no tax benefit	0.1%	—%	(0.1)%
Non-deductible expenses	0.6%	(4.2)%	(4.1)%
Effect of change in rate	4.5%	—%	9.7%
Expired net operating loss carryforwards	—%	—%	3.7%
Net operating loss 382 write-offs	113.4%	—%	—%
Effect of prior year true-ups	(1.2)%	(4.3)%	22.8%
Other	0.6%	1.1%	0.7%
Total	0.3%	0.4%	0.7%

The components of the deferred income tax assets and liabilities as of December 31 (in thousands):

	2022	2021
Capitalized intangible assets for tax purposes	$(38)	$(38)
Reserves not currently deductible	2,409	1,903
Deferred revenue	106	640
Stock options	1,500	903
State taxes	6	5
Income tax credits	1,496	3,429
Inventory	1,024	771
Property and equipment	186	192
Unrealized gain on foreign currency	113	105
Disallowed Interest	2,167	1,757
Lease liability	475	462
Capitalized research or experimental expenses	1,456	—
Net operating losses	21,665	18,425
Total deferred tax assets	32,565	28,554
Valuation allowance	(31,235)	(27,261)
Net deferred tax assets	1,330	1,293
Capitalized intangible assets	(664)	(664)
Right of use asset	(442)	(428)
Other	(190)	(144)
Total deferred tax liabilities	(1,296)	(1,236)
Net deferred tax assets	$34	$57

Based upon the Company’s operating losses incurred for each of the years ended December 31, 2022, 2021, and 2020 and the available evidence, the Company has established a valuation allowance against its net deferred tax assets in the amount of $31.2 million as of December 31, 2022. Management considered factors such as the Company’s earnings history, future projected earnings, and tax planning strategies. If sufficient evidence of the Company’s ability to generate sufficient future taxable income tax benefits becomes apparent, the valuation allowance may be reduced, thereby resulting in tax benefits in the statement of operations and additional paid-in-capital. Management evaluates the potential realization of the Company’s deferred tax assets and assesses the need for reducing the valuation allowance periodically.

As of December 31, 2022, the Company had net operating loss (“NOL”) carryforwards for federal and state purposes of approximately $87.6 million and $50.3 million, respectively. For NOLs generated before December 31, 2018, the carryforward period is 20 years while NOLs generated after December 31, 2018 can be carried forward indefinitely. All NOLs generated before December 31, 2018 will expire by 2038. The Company’s ability to utilize its net operating loss carryforwards, tax credits, and built-in items of deduction, including capitalized start-up costs and research and development costs, has been, and may continue to be substantially limited due to ownership changes. These ownership changes limit the amount of net operating loss carryforwards, credits and built-in items of deduction that can be utilized annually to offset future taxable income. In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. IRC Section 382 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in stock ownership.

Pursuant to the Internal Revenue Code of 1986, as amended (the “Code”) Sections 382 and 383, annual use of a company’s NOL and research and development credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% within a three-year period. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. If limited, the related tax asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. The Company has established a valuation allowance as the realization of such deferred tax assets has not met the more likely than not threshold requirement. Due to the existence of the valuation allowance, further changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

During 2022, the Company completed an assessment of the available net operating loss and tax credit carryforwards under Section 382 and 383 and determined that the Company underwent three ownership changes during the period from 2000 to 2022 on (i) August 8, 2016, (ii) June 8, 2020 and (iii) January 20, 2021. As a result, net operating loss and tax credit carryforwards attributable to the pre-ownership changes are subject to substantial annual limitations under Section 382 and 383 of Code due to the ownership changes. The Company has adjusted their previously reported net operating loss and tax credit carryforwards to address the impact of the ownership changes. This resulted in a reduction of available gross federal and state net operating loss carryforwards of approximately $123 million and $72.6 million, respectively. This also resulted in a reduction of federal tax R&D credit carryforwards of approximately $2 million related to the years ended December 31, 2021 and prior. Accordingly, the net operating loss presented above for the year ending December 31, 2021 was reduced by $30.4 million with a corresponding reduction to the valuation allowance of $30.4 million. As of December 31, 2022, the Company had research and development tax credit carryforwards for state purposes of approximately $2.1 million which will carry forward indefinitely for state purposes.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2020	$509
Additions for tax positions related to the prior year	—
Lapse of statute of limitations	—
Balance at January 1, 2021	509
Additions for tax positions related to the prior year	—
Lapse of statute of limitations	(159)
Balance at January 1, 2022	350
Additions for tax positions related to the prior year	—
Lapse of statute of limitations	—
Reduction due to section 382 limitation	(131)
Balance at December 31, 2022	$219

The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained. The Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2022 and 2021, the Company does not have liability for potential penalties or interest. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2019 through 2022 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2019 through 2022 tax years remain subject to examination by their respective tax authorities.

The 2017 Act subjects a U.S, stockholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. There is no inclusion of income related to GILTI in 2022.

The Inflation Reduction Act (IRA) was enacted on August 16, 2022 and includes a new corporate alternative minimum tax based on book income, an excise tax on stock buybacks, and other items such as tax incentives for energy and climate initiatives. There is no impact to the Company at this time, however this may change depending on each year’s differing facts and activities. The Company will continue to monitor this over time.
NOTE 6 — DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	December 31,
	2022	2021
SWK Loan	$14,650	$14,300
EIDL Loan	150	150
Discount and debt issuance costs on SWK Loan	(1,009)	(847)
Total	13,791	13,603
Current term loans, net of discount	700	—
Non current term loans, net of discount	$13,091	$13,603

EIDL Loan

On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $150,000, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning in July 2021 and are payable through July 2050. In April 2021, the SBA announced that it was extending the first payment due date for all loans until 2022, or 24 months from the loan execution date. In March 2022, the SBA announced that it was extending the first payment due date for all loans an additional six months, or 30 months from the loan execution date. The Company began making payments on this EIDL Loan starting in November 2022. Fixed payments are first applied to any accrued interest.

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (as amended, restated, and supplemented from time to time, the “Credit Agreement”) with SWK Funding, LLC (“SWK”), pursuant to which the Company has borrowed $14.35 million (“SWK Loan”). The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement, repayment of the loan is interest-only for the first two years, paid quarterly with the option to extend the interest-only period. Principal repayments were to begin in the first quarter of 2021 and were approximately $0.7 million quarterly until the loan matures in the fourth quarter of 2023. The loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus 10% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists. Approximately $0.9 million of the proceeds from the SWK Loan were used to pay off all amounts owed to Western Alliance Bank under a previous Business Financing Agreement. The Company used the remaining proceeds to provide additional working capital to fund its growth initiatives.

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

On November 18, 2021, the Company entered into the Eighth Amendment to the Credit Agreement (the “Eighth Amendment”) with SWK. The Eighth Amendment amended the Credit Agreement by providing for a new maturity date of May 31, 2025, extending the interest-only period to May 2023, reducing the effective interest rate by 200 basis points, deleting the definitions of "Key Person" and "Key Person Event", and modifying the minimum aggregate revenue and EBITDA requirements at the end of certain periods, to the extent that liquid assets are less than $7.5 million.

On June 30, 2022, the Company entered into the Ninth Amendment to the Credit Agreement (the "Ninth Amendment") with SWK, which extended the interest-only period by two quarters from May 2023 to November 2023 and lowered the required minimum unencumbered liquid assets. In connection with the Ninth Amendment, the Company prepaid $1.0 million of the outstanding loan balance.

On December 30, 2022, the Company entered into the Tenth Amendment to the Credit Agreement (the "Tenth Amendment") with SWK, which lowered the required minimum unencumbered liquid assets.

In connection with amendments One through Seven to the Credit Agreement, the Company paid certain amendment fees per amendment payable up-front. These fees are being amortized over the remaining life of the SWK Loan as of the date of each amendment.

As of December 31, 2022, the Company was in compliance with debt covenants of the Credit Agreement.

The Company recognized approximately $2.8 million, $1.7 million, and $1.8 million in interest expense related to outstanding loans for the years ended December 31, 2022, 2021 and 2020, respectively. The interest expense for the year ended December 31, 2022 includes an immaterial out of period adjusted related to certain exit fees on the term loan. The weighted-average interest rate for the year ended December 31, 2022 was approximately 11.6%.

The future principal and interest payments as of December 31, 2022, are as follows (in thousands):

	Principal	Interest (1)
2023	$700	$1,863
2024	2,800	1,623
2025	11,150	712
2026	—	9
2027 and thereafter	150	89
Total future payments	$14,800	$4,296

(1) Estimated using LIBOR rates as at December 31, 2022

Out of Period Adjustment

During the year ended December 31, 2022 an out of period adjustment related to our Credit Agreement with SWK was discovered. Pursuant to the Credit Agreement, we are required to pay certain exit fees totaling $1.4 million upon loan termination. However, on the loan origination date of November 9, 2018, these exit fees were not properly recorded as a debt premium increasing the face value of the loan and an offsetting increase in debt issuance costs to be amortized to interest expense over the life of the loan.

Adjustments were made during the year ended December 31, 2022, resulting in interest expense related to prior periods of $0.8 million. Of this adjustment, $0.2 million relates to the year ended December 31, 2021 and $0.3 million relates to the year ended December 31, 2020. We have evaluated the impact of this out of period adjustment on our financial statements and concluded that it was not material enough to warrant a restatement of historical financials. Nevertheless, we believe it is significant enough to present our historical financials on an "as adjusted" basis.

Warrants

In connection with the Credit Agreement, on November 9, 2018, the Company issued to SWK 372,023 warrants (the “SWK Warrants”), exercisable to 14,881 shares of BIOLASE common stock. In connection with the SWK Loan, the Company paid a finder’s fee to DPG of $0.5 million cash and issued the to DPG 279,851 DPG warrants, exercisable to 11,194 shares of BIOLASE common stock on November 14, 2018, and on May 7, 2019 34,552 warrants, exercisable to 1,382 shares of BIOLASE common stock.

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

On January 22, 2020, the Company entered into a five-year real property lease agreement for an approximately 11,000 square foot facility in Corona, California for its manufacturing operations. The lease commenced on July 1, 2020. On December 10, 2021, the Company entered a lease for an additional 15,000 square feet at this facility. This additional lease commenced on February 1, 2022 and ends on June 30, 2025.

On February 4, 2020, the Company also entered into a 66-month real property lease agreement for office space of approximately 12,000 square feet of office space in Lake Forest, California. The lease commenced on July 1, 2020. On May 26, 2022, the Company entered into an additional lease at this location to expand the leased space by an additional 8,000 square feet for an additional training facility and model dental office. The additional lease commenced on March 9, 2023.

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

	December 31,
	2022	2021
Cash paid for operating lease liabilities	$254	$246
Right-of-use assets obtained in exchange for new operating lease obligations	$574	$150
Weighted-average remaining lease term	2.7	3.7
Weighted-average discount rate	12.3%	12.3%

Lease expense consists of payments for real property, office copiers, and IT equipment. The Company recognizes payments for non-lease components such as common area maintenance in the period incurred. As of December 31, 2022, the only lease that had not commenced was for the additional training facility and model dental office lease in Foothill Ranch, California.

Future minimum rental commitments under lease agreements, as of December 31, 2022, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

December 31,
2023	$833
2024	822
2025	584
2026	—
2027 and thereafter	—
2,239
Less imputed interest	(342)
Total lease liabilities	$1,897

	December 31,
	2022	2021
Current operating lease liabilities, included in accrued liabilities	$638	$405
Non current lease liabilities	1,259	1,449
Total lease liabilities	$1,897	$1,854

Rent expense totaled $1.0 million, $0.9 million and $0.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Employee Arrangements and Other Compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $2.8 million and $2.3 million at December 31, 2022 and 2021, respectively. The Company also has agreements with certain employees to pay bonuses based on targeted performance criteria. As of December 31, 2022 and 2021, $1.4 million and $0.4 million was accrued for performance bonuses, which is included in accrued liabilities in the consolidated balance sheets. See Note 8 – Redeemable Preferred Stock and Stockholders’ Equity for additional information relating to specific stock-based compensation awards.

Purchase Commitments

The Company generally purchases components and subassemblies for its products from a limited group of third-party suppliers through purchase orders. The Company had $28.2 million of purchase commitments as of December 31, 2022, for which the Company has not received the goods or services and which is expected to be purchased primarily within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule, or adjust requirements prior to supplier fulfillment.

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

Patent Litigation

On January 4, 2023, Plaintiff PIPStek, LLC (a wholly-owned subsidiary of Sonendo, Inc.) filed a lawsuit against BIOLASE, Inc. in the Federal District Court for the District of Delaware, alleging that BIOLASE’s Waterlase dental laser product infringes two PIPStek patents. The Complaint seeks unspecified damages and injunctive relief, as well as costs and attorneys’ fees against BIOLASE. BIOLASE intends to fully defend itself against PIPStek’s claims, and is currently required to answer or otherwise respond to the Complaint by April 27, 2023.

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

At December 31, 2022, 7,722,717 shares of BIOLASE common stock were issued and 7,720,914 were outstanding.

2022 Direct Offering and Private Placement

On June 27, 2022, BIOLASE entered into a Securities Purchase Agreement with certain accredited institutional investors, pursuant to which BIOLASE agreed to issue, (i) in a registered direct offering, 678,745 shares of BIOLASE common stock, par value $0.001 per share, and pre-funded warrants to purchase 726,660 shares of BIOLASE common stock with an exercise price of $0.001 per share, and (ii) in a concurrent private placement, warrants to purchase 1,405,405 shares of BIOLASE common stock. The combined purchase price for one share of common stock and one Common Warrant was determined to be $4.625, and the combined purchase price for one Pre-Funded Warrant and one Common Warrant was determined to be $4.624. BIOLASE received aggregate gross proceeds from the transactions of approximately $6.5 million, before deducting fees to the placement agent and other transaction expenses payable by BIOLASE. The 678,745 shares of BIOLASE's common stock, the Pre-Funded Warrants and the shares of BIOLASE common stock issuable upon exercise of the Pre-Funded Warrants were offered by BIOLASE pursuant to a shelf registration statement on Form S-3, which was declared effective on August 23, 2019.

2021 Equity Offering

On February 10, 2021, BIOLASE issued and sold in an underwritten offering an aggregate of 560,000 shares of common stock at a price of $25.75 per share less underwriting discounts and commissions. The Company received gross proceeds of approximately $14.4 million before deducting underwriting discounts and commissions and estimated offering expenses of $1.1 million.

2020 Registered Direct Offering

On June 10, 2020, the Company consummated a registered direct offering of 432,000 shares of BIOLASE common stock to certain accredited institutional investors and a concurrent private placement of 10,800,000 warrants to purchase 432,000 shares of BIOLASE common stock with an exercise price of $12.875 per share (the “June 2020 Warrants”), for a total gross proceeds of $6.9 million. Based on the relative fair value of the common stock, the Company allocated approximately $3.9 million to the common stock.

Dividends

There were no cash dividends paid or declared in 2022, 2021 or 2020.

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

Series F Convertible Preferred Stock

On July 23, 2020, the Company consummated the sale of an aggregate of 18,000 shares of Series F Preferred Stock, par value $0.001 per share ("Series F Preferred Stock"), and 45,000,000 warrants (the “July 2020 Warrants”), exercisable to 1,800,000 shares of BIOLASE common stock, through a registered rights offering the Company completed on July 22, 2020 (the “Rights Offering”). Each share of Series F Preferred Stock was convertible at the Company’s option at any time on or after July 22, 2021 or at the option of the holder at any time, into the number of shares of BIOLASE common stock determined by dividing the $1,000 stated value per share of the Series F Preferred Stock by a conversion price of $10.00 per share. Each share of Series F Preferred Stock was convertible into 100 shares of common stock, and each July 2020 Warrant entitles the holder thereof to purchase one twenty-fifth of a share of BIOLASE common stock at a conversion price of $10.00 per share.

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

The Series F Preferred Stock contained a beneficial conversion feature which resulted in a deemed dividend to preferred stockholders of approximately $2.7 million, upon immediate accretion. Additionally, the July 2020 Warrants were recognized as a discount to the Series F Preferred Stock, and upon conversion of approximately 1,000 and 17,000 Series F Preferred Stock to common stock for the years ended December 31, 2021 and 2020, respectively. Upon conversion, this discount was accreted and also recognized as a deemed dividend to preferred stockholders in the amount of $0.2 million, $0.5 million and $14.7 million for the years ended December 31, 2022, 2021, and 2020 respectively.

The remaining shares of Series F Preferred Stock were converted into shares of BIOLASE common stock during 2022 with none outstanding as of December 31, 2022. Approximately 251 and 882 Series F Preferred Stock remained outstanding as of December 31, 2021 and 2020, respectively. On March 3, 2022, the Series F Preferred Stock was eliminated.

Series E Redeemable Preferred Stock

In 2019, the Company sold 69,565 shares of Series E Preferred Stock in a private offering. All 69,565 shares of Series E Preferred Stock were automatically converted into 278,260 shares of BIOLASE common stock upon receipt of the requisite approval at the Company's 2020 annual meeting of stockholders. Upon conversion based on its original terms, the Company recorded the exchange of Series E Preferred Stock of approximately $4.0 million for common stock, with no charge in retained earnings. As of December 31, 2022 and 2021 there were no shares of Series E preferred Stock issued and outstanding.

The shares of Series E Preferred Stock were offered in reliance upon exemptions from registration under the Securities Act of 1933, as amended, afforded by Regulation D and corresponding provisions of state securities laws. The Company subsequently filed a registration statement with the SEC to register the resale of the shares of BIOLASE common stock underlying the Series E Preferred Stock. On March 3, 2022, the Series E Preferred Stock was eliminated.

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

July 2020 Rights Offering

On July 23, 2020, the Company consummated the Rights Offering issuing (i) 18,000 shares of Series F Preferred Stock and (ii) 45,000,000 July 2020 Warrants, exercisable to 1,800,000 shares of BIOLASE Common Stock, with an exercise price of $10.00 per share of BIOLASE common stock. The initial fair value of the July 2020 Warrants was estimated to be at $8.50 per share of BIOLASE common stock using the Black-Scholes pricing model with an expected term of 5 years, market price of $11.00 per share, which was the last closing price of BIOLASE common stock prior to the transaction date, volatility of 109.8%, a risk free rate of 0.27% and an expected dividend yield of 0. Based on the terms and conditions of the July 2020 Warrants, the Company initially determined that liability classification was appropriate and recognized the fair value of the July 2020 Warrants as a liability. Based on the fair value of the July 2020 Warrants, the Company allocated approximately $2.7 million to the Series F Preferred Stock and $15.3 million to the July 2020 Warrants before issuance costs. Issuance costs of $1.6 million relating to the July 2020 Warrants were recognized as an expense and were recorded in Other (income) expense, net in the consolidated statement of operations for the year ended December 31, 2020.

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

None of the July 2020 warrants were exercised during the year ended December 31, 2022. During the years ended December 31, 2021 and 2020, 28.1 million and 3.9 million of the July 2020 warrants were exercised, which converted to 1,122,500 and 154,480 shares of BIOLASE Common Stock, respectively. Each warrant is exercisable for one twenty-fifth of a share of BIOLASE common stock

2020 Registered Direct Offering and Concurrent Private Placement

On June 8, 2020, the Company entered into a Securities Purchase Agreement with certain accredited institutional investors, pursuant to which the Company agreed to issue to the Purchasers in a registered direct offering and concurrent private placement, 432,000 shares of BIOLASE common stock, and 10,800,000 Warrants (the “June 2020 Warrants”), exercisable to 432,000 shares of BIOLASE common stock, with an exercise price of $12.88 per share. The June 2020 Warrants are exercisable commencing on the date of their issuance and will expire on June 10, 2025. The combined purchase price for one share of common stock and one June 2020 Warrant in the offering was $16.00 per share. The Company received aggregate gross proceeds of approximately $6.9 million in the concurrent offerings, before deducting fees to the placement agents and other offering expenses of approximately $0.7 million.

Based on the terms and conditions of the June 2020 Warrants, the Company determined that equity classification was appropriate and recognized the values of the common stock and June 2020 Warrants in excess of par in Additional Paid-In Capital. The Company allocated the net proceeds of $6.2 million to the common stock and June 2020 Warrants based on their relative fair values. The fair value of the June 2020 Warrants was estimated to be at $10.50 per share using the Black-Scholes pricing model with an expected term of 5 years, market price of $13.50 which is the last closing price of our common stock prior to the transaction date, volatility of 109.8% and a risk free rate of 0.45% and an expected dividend yield of 0. Based on the relative fair value of the common stock and the June 2020 Warrants, the Company allocated approximately $3.9 million to the common stock and $3.0 million to the June 2020 Warrants before issuance costs.

During the years ended December 31, 2021, 7.5 million of the June 2020 warrants were exercised, which converted to 298,000 shares to BIOLASE common stock. No warrants were exercised in 2022 and 2021. Each warrant is exercisable for one twenty-fifth of a share of BIOLASE common stock.

Western Alliance Warrants

On March 6, 2018, in connection with the execution of a business financing agreement with Western Alliance Bank ("Western Alliance"), the Company issued to Western Alliance warrants (the “Original Western Alliance Warrants”) to purchase up to the number of shares of BIOLASE common stock equal to $120,000 divided by the applicable exercise price at the time such warrants are exercised. The Original Western Alliance Warrants are fully vested and exercisable. The Original Western Alliance Warrants may be exercised with a cash payment from Western Alliance, or, in lieu of a cash payment, Western Alliance may convert the warrants into a number of shares, in whole or in part. The initial exercise price of the warrants was $58.75 per share. On September 27, 2018, the Company entered into the Second Modification Agreement to amend the Original Business Financing Agreement. In connection with the Second Modification Agreement, the Original Western Alliance Warrants were terminated, and the Company issued new warrants (the “Western Alliance Warrants”) to purchase up to the number of shares of BIOLASE common stock equal to $120,000 divided by the exercise price of $53.25, which was the closing price of BIOLASE common stock on September 27, 2018 (as adjusted for the Reverse Stock Split). The Western Alliance Warrants were immediately exercisable and expire on September 27, 2028. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The sale of common stock in the second quarter of 2020 triggered an adjustment to the exercise price to approximately $15.00 per share. The impact of the adjustment to the exercise price was not material. These warrants are recognized in equity in the consolidated balance sheets as of December 31, 2022 and 2021. Each warrant is exercisable for one twenty-fifth of a share of BIOLASE common stock

SWK Warrants

On November 9, 2018, in connection with the Credit Agreement, BIOLASE issued to SWK, LLC or its assignees (collectively with SWK, the “Holder”) 372,023 warrants to purchase shares of common stock (the "SWK Warrants"), exercisable to 14,881 shares of BIOLASE common stock. The initial exercise price of the SWK Warrants was $33.50 per share, which was the average closing price of common stock for the ten trading days immediately preceding November 9, 2018. The SWK Warrants were immediately exercisable, expire on November 9, 2026 and contain a “cashless exercise feature.” Subject to certain limitations, the Holder has certain piggyback registration rights with respect to the shares that are issued upon exercise of the SWK Warrants. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the SWK Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%; and resulted in an estimated fair value of $0.4 million. These warrants are recognized in equity in the consolidated balance sheets as of December 31, 2022 and 2021.

In November 2019, the SWK Warrants were consolidated, and the exercise price was adjusted to $25.00 as part of the Fourth Amendment to the Credit Agreement; and in March 2020, the exercise price was adjusted a second time to $12.25. The impact of both reprice events was de minimis to the consolidated financial statements. In connection with the Fifth Amendment, the Company entered into a Third Amendment to the SWK Warrant Agreement. Under this amendment, the Company granted to SWK 63,779 additional common stock warrants, exercisable to 2,551 shares of BIOLASE common stock, at an exercise price of approximately $9.75. All other terms and conditions to the additional warrants were the same as those previously granted. The Company also revised the exercise price of the 487,198 common stock warrants held by SWK, which are exercisable to 19,488 shares of BIOLASE common stock, to $9.75. The Company measured the fair value of the 63,779 warrants granted using the Black-Scholes option-pricing model. The fair value of the additional warrants and the aggregate impact of the exercise price adjustments in previous amendments to the Warrant Agreement were less than $0.1 million and not material to the consolidated financial statements. Due to the repricing that occurred in the second quarter of 2020, the down round features of these warrants was not triggered by the Company’s June 2020 sale of common stock. Each warrant is exercisable for one twenty-fifth of a share of BIOLASE common stock.

DPG Warrants

On November 14, 2018, in connection with the SWK Loan, the Company paid a finder's fee to DPG of $0.4 million cash and issued DPG 279,851 warrants, exercisable to 11,194 shares of BIOLASE common stock. The DPG Warrants were exercisable immediately and expire on November 9, 2026. The initial exercise price of the DPG Warrants was $33.50 per share, which was the average closing price of common stock for the ten trading days immediately preceding November 9, 2018. The DPG Warrants were immediately exercisable, expire on November 9, 2026 and contain a “cashless exercise feature.” Subject to certain limitations, the Holder has certain piggyback registration rights with respect to the shares that are issued upon exercise of the DPG Warrants. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the DPG Warrants of $0.3 million was estimated using the Black-Scholes option pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%. In 2019 the Company issued 149,727 warrants to purchase common, exercisable to 5,989 shares of BIOLASE common stock at a weighted average exercise price of $54.25 to SWK and DPG. These warrants are recognized in equity in the consolidated balance sheet as of December 31, 2022 and 2021.

In November 2019, the exercise price of the DPG Warrants issued on November 14, 2018 was adjusted from $33.50 per share to $22.00 per share and the exercise price of the DPG Warrants issued on May 7, 2019 was adjusted from $54.25 per share to $35.50 per share. The June 2020 sale of common stock triggered the down round features of these warrants, and in August 2020, the Company adjusted the exercise price of these warrants to $15.50 and $9.50 per share respectively. Each warrant is exercisable for one twenty-fifth of a share of BIOLASE common stock.

The repricing did not have a material impact on the Company’s consolidated financial statements for the years ended December 31, 2022, 2021 and 2020.

The following table summarizes the activity in shares of BIOLASE common stock that warrants are exercisable to (in thousands, except per share data):

		Weighted- Average
		Exercise Price
	Shares	Per Share
Warrants outstanding at January 1, 2020	83	$157.50
Granted or Issued	2,240	$10.50
Exercised	(154)	$10.00
Forfeited, cancelled, or expired	(1)	$500.00
Warrants outstanding at December 31, 2020	2,168	$15.50
Granted or Issued	—	$—
Exercised	(1,432)	$10.75
Forfeited, cancelled, or expired	(16)	$250.00
Warrants outstanding at December 31, 2021	720	$19.98
Granted or Issued	2,132	$3.05
Exercised	(727)	$—
Forfeited, cancelled, or expired	(31)	$225.00
Warrants outstanding at December 31, 2022	2,094	$10.17
Warrants exercisable at December 31, 2022	2,094	$10.17
Vested warrants expired during the 12 months ended December 31, 2022	(31)	$225.00

Stock-Based Compensation

Stock Options

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2017, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, and directors of the Company, as well as consultants. As of December 31, 2022, a total of 124,400 shares have been authorized for issuance under the 2002 Plan, of which approximately 41,000 shares of common stock have been issued pursuant to options that were exercised and restricted stock units ("RSUs") that were vested, approximately 23,000 shares of common stock have been reserved for options that are outstanding, and no shares of common stock remain available for future grants.

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

Under the terms of the 2018 Plan, approximately 0.1 million shares of BIOLASE common stock are available for issuance as of December 31, 2022. As of December 31, 2022, a total of 1.5 million shares of common stock have been authorized for issuance under the 2018 Plan, of which approximately 1.0 million shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options or stock appreciation rights ("SARs"), and/or settlement of unvested RSUs or phantom awards under the 2018 Plan.

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

			Weighted-
		Weighted- Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value(1)
Options outstanding at January 1, 2020	52	$144.25
Granted at fair market value	50	$9.50
Exercised	—	$—
Forfeited, cancelled, or expired	(6)	$171.75
Options outstanding at December 31, 2020	96	$74.00	7.2	$53
Granted at fair market value	3	$20.00
Exercised	(14)	$9.50
Forfeited, cancelled, or expired	(15)	$179.25
Options outstanding at December 31, 2021	70	$62.01	7.1	$15
Granted at fair market value	—	$—
Exercised	—	$—
Forfeited, cancelled, or expired	(18)	$22.82
Options outstanding at December 31, 2022	52	$74.95	5.8	$—
Options exercisable at December 31, 2022	50	$77.11	5.7	$—
Vested options expired during the twelve months ended December 31, 2022	—	$—

(1)
The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of a grant.

The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2022 (in thousands, except per share data):

	Options Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Exercise Price	Remaining	Number	Exercise Price
Range of Exercise Prices	of Shares	Per Share	Life (Years)	of Shares	Per Share
$7.25 - $8.31	1	$7.25	8.0	—	$7.25
$8.32 - $11.94	21	$9.38	7.4	21	$9.38
$11.95 - $52.00	7	$28.93	6.7	6	$30.96
$52.01 - $129.38	12	$59.08	5.0	12	$59.12
$129.39 - $330.00	11	$240.41	2.9	11	$240.41
Total	52	$74.95	5.8	50	$77.11

Cash proceeds, along with fair value disclosures related to grants, exercises, and vesting options, are as follows for the years ended December 31 (in thousands, except per share amounts):

	Years Ended
	December 31,
	2022	2021	2020
Proceeds from stock options exercised	$—	$132	$—
Tax benefit related to stock options exercised(1)	N/A	N/A	N/A
Intrinsic value of stock options exercised(2)	$—	$82	$—
Weighted-average fair value of options granted per share	$—	$0.66	$0.29
Total fair value of shares vested during the year	$42	$404	$227

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

Stock Option Activity

There were no option grants in 2022, approximately 3,000 option grants in 2021, and approximately 50,000 option grants in 2020.

Restricted Stock Units

2022 Restricted Stock Units Activity

•
Under the 2018 Plan, the Company granted approximately 217,000 RSUs to certain employees of the Company as part of the Company’s bonus programs. Substantially all of these RSUs are subject to time-based vesting and were valued at the closing share price on the date of grant. The remaining awards vest based on certain Company performance criteria.
•
In 2022, the Compensation Committee of the Board granted approximately 265,000 RSUs to Board members.
•
Additional RSUs were granted for promotions during 2022, none of which were material individually.

2021 Restricted Stock Units Activity

•
Under the 2018 Plan, the Company granted approximately 121,000 RSUs to certain employees of the Company as part of the Company’s bonus programs. Substantially all of these RSUs are subject to time-based vesting and were valued at the closing share price on the date of grant. The remaining awards vest based on certain Company performance criteria.
•
Additional RSUs were granted to certain new hires during 2021, none of which was individually material.

2020 Restricted Stock Units Activity

•
Under the 2018 Plan, the Company granted approximately 104,000 RSUs to certain employees of the Company as part of the Company’s 2020 bonus programs. 14,000 of these RSUs are subject to time-based vesting and were valued at the closing share price on the date of grant. The remaining 28,000 awards vest based on certain Company performance criteria. Additionally, the Company issued approximately 62,000 RSUs to certain employees as part of the quarter bonus program. The fair value of these awards varied and were based on closing market share price on the date of grant.
•
In 2020, the Compensation Committee of the Board granted 48,000 RSUs to Board members.
•
Additional RSUs were granted to certain new hires during 2020, none of which was individually material.

The following table summarize RSU activity under the 2002 and 2018 Plans (in thousands):

Shares
Unvested RSUs at January 1, 2020	143
Granted	125
Vested	(109)
Forfeited or cancelled	(12)
Unvested RSUs at December 31, 2020	147
Granted	124
Vested	(153)
Forfeited or cancelled	(24)
Unvested RSUs at December 31, 2021	94
Granted	517
Vested	(166)
Forfeited or cancelled	(5)
Unvested RSUs at December 31, 2022	440

Phantom Awards and Stock Appreciation Rights

During the year ended December 31, 2022, the Company issued approximately 31,000 phantom RSUs in lieu of stock-settled RSUs historically granted for leadership bonuses and non-employee director service. During the year ended December 31, 2021, the Company issued approximately 402,000 phantom RSUs. The phantom RSUs have either time-based or performance-based vesting conditions and will be settled in cash in 2024 with the Company's option to settle the award in BIOLASE common stock at the sole discretion of the Board. At inception, these phantom RSUs were included as a component of long-term liability on the consolidated balance sheet and were not considered stock-based compensation due to the cash-settlement feature of the award and current limitation on the number of remaining shares authorized for issuance. In 2022, as a result of the Reverse Stock Split, the phantom awards were reclassed to equity and included as a component of additional paid-in-capital in the amount of $0.1 million, with a portion remaining as a component of long-term liability on the consolidated balance sheet, and the expense subsequent to the remeasurement date considered stock-based compensation. The expense recognized during the year ended December 31, 2022 was $0.2 million. As of December 31, 2022 $0.1 million was included in additional paid-in-capital and $0.3 million was included in long-term liabilities on the consolidated balance sheet. The balance included in long-term liabilities as of December 31, 2021, was $0.3 million.

During the year ended December 31, 2021, the Company issued approximately 39,000 SARs in lieu of stock-settled RSUs historically granted for non-employee director service. Upon exercise, the SARs could be settled in cash with the Company's option to settle in BIOLASE common stock at the sole discretion of the Board. These SARS were included in accrued liabilities on the consolidated balance sheet and not considered stock-based compensation due to the cash-settlement feature of the award and limitation on the number of remaining shares authorized for issuance. In 2022, as a result of the Reverse Stock Split, the SARs were reclassed to equity and included as a component of additional paid-in-capital on the consolidated balance sheet in the amount of $0.5 million. The expense recognized during the year ended December 31, 2022 was $0.3 million and is included in additional paid-in-capital on the consolidated balance sheet as of December 31, 2022. The expense included in accrued liabilities on the consolidated balance sheet as of December 31, 2021 was $0.3 million.

Inducement Stock-Based Awards

Inducement Activity

There were no new grants relating to inducements for the year ended December 31, 2022 and 2021. During the years ended December 31, 2022 there were no options cancelled and during the year ended December 31, 2021, approximately 7,000 options were canceled. As of December 31, 2022 and 2021, 3,500 options remain outstanding.

Deferred Compensation Plan

In July 2019, the Company introduced a Deferred Compensation Plan pursuant to the IRC Section 409A. The purpose of the plan is to provide income deferral opportunities to certain eligible employees. As of December 31, 2022, the Company had seven individuals enrolled. For individuals enrolled for the year ended December 31, 2022, all of the RSUs that vested in 2022 were eligible for this program. As of December 31, 2022, there were approximately 86,000 vested and releasable RSUs and approximately 170,000 unvested and outstanding RSUs.

NOTE 9 — SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. Sales to customers located in the United States accounted for approximately 70%, 65%, and 71% of net revenue and international sales accounted for approximately 30%, 35%, and 29% of net revenue for the years ended December 31, 2022, 2021, and 2020, respectively. The Company’s basis for attributing revenues to external customers is based on the customer’s location. No individual international country outside the United States represented more than 10% of net revenue during the years ended December 31, 2022, 2021, and 2020.

Long-lived assets by geographic location were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
United States	$4,032	$797	$486
International	246	270	296
	$4,278	$1,067	$782

NOTE 10 — CONCENTRATIONS

Revenue from the Company’s products are as follows ($ in thousands):

	Years Ended December 31,
	2022		2021		2020
Laser systems	$31,443	64.8%	$25,023	63.9%	$12,342	54.2%
Consumables and other	11,322	23.4%	9,456	24.1%	6,124	26.9%
Services	5,697	11.8%	4,709	12.0%	4,314	18.9%
Total revenue	$48,462	100.0%	$39,188	100.0%	$22,780	100.0%

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

For the years ended December 31, 2022, 2021, and 2020, sales to our largest distributor worldwide accounted for approximately 4%, 5%, and 5%, respectively, of our net revenue. As of December 31, 2022 accounts receivable from one customer totaled approximately 12% of total gross accounts receivable. The entire balance is either current or outstanding for less than 30 days. No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2021.

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

NOTE 11 — SUBSEQUENT EVENTS

Equity Raise

On January 9, 2023, BIOLASE completed a public offering, pursuant to which BIOLASE agreed to issue, (i) in a registered direct offering, 17,167,855 shares of BIOLASE common stock, par value $0.001 per share, and pre-funded warrants to purchase 11,403,571 shares of BIOLASE common stock with an exercise price of $0.001 per share. The combined purchase price for one share of common stock was determined to be $0.35, and the combined purchase price for one Pre-Funded Warrant and one Common Warrant was determined to be $0.34. BIOLASE received aggregate gross proceeds from the transactions of approximately $9.9 million, before deducting fees to the placement agent and other transaction expenses payable by BIOLASE.

BIOLASE, INC.

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2022, 2021, and 2020

(in thousands)

	Balance at	Charges
	Beginning	(Reversals) to Cost		Balance at
	of Year	or Expenses	Deductions	End of Year
Year Ended December 31, 2022:
Allowance for doubtful accounts	$2,154	$(12)	$22	$2,164
Allowance for sales returns	262	—	—	262
Allowance for tax valuation	27,261	(4)	3,978	31,235
Year Ended December 31, 2021:
Allowance for doubtful accounts	$4,017	$(202)	$(1,661)	$2,154
Allowance for sales returns	262	—	—	262
Allowance for tax valuation	21,743	5,518	—	27,261
Year Ended December 31, 2020:
Allowance for doubtful accounts	$2,531	$1,488	$(2)	$4,017
Allowance for sales returns	210	87	(35)	262
Allowance for tax valuation	22,804	(1,061)	—	21,743

S-1