Form 10-Q
period 2023-03-31
BIOLASE, INC
filed 2023-05-11
CIK 811240

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2023

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

As of May 4, 2023, the registrant had 27,734,142 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$6,532	$4,181
Accounts receivable, less allowance of $2,124 and $2,164 as of March 31, 2023 and December 31, 2022, respectively	5,158	5,841
Inventory	17,775	15,884
Prepaid expenses and other current assets	2,499	3,053
Total current assets	31,964	28,959
Property, plant, and equipment, net	4,719	4,278
Goodwill	2,926	2,926
Right of use asset	2,078	1,768
Other assets	257	255
Total assets	$41,944	$38,186
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,540	$5,786
Accrued liabilities	7,977	9,210
Deferred revenue, current portion	2,082	2,111
Current portion of term loans, net of discount	1,400	700
Total current liabilities	18,999	17,807
Deferred revenue	355	418
Warranty accrual	426	360
Non current term loans, net of discount	12,496	13,091
Non current operating lease liability	1,432	1,259
Other liabilities	78	362
Total liabilities	33,786	33,297
Stockholders' equity:
Common stock, par value $0.001 per share; 180,000 shares authorized, 26,329 and 7,723 shares issued and 26,327 and 7,721 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	26	8
Additional paid-in capital	310,802	301,782
Accumulated other comprehensive loss	(653)	(733)
Accumulated deficit	(302,017)	(296,168)
Total stockholders' equity	8,158	4,889
Total liabilities, redeemable preferred stock and stockholders' equity	$41,944	$38,186

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Net revenue	$10,467	$10,166
Cost of revenue	7,130	5,437
Gross profit	3,337	4,729
Operating expenses:
Sales and marketing	4,622	4,814
General and administrative	2,459	2,577
Engineering and development	1,547	1,544
Total operating expenses	8,628	8,935
Loss from operations	(5,291)	(4,206)
Gain (loss) on foreign currency transactions	20	(120)
Interest expense, net	(577)	(433)
Non-operating loss, net	(557)	(553)
Loss before income tax provision	(5,848)	(4,759)
Income tax provision	(1)	(17)
Net loss	(5,849)	(4,776)
Other comprehensive loss items:
Foreign currency translation adjustments	80	(41)
Comprehensive loss	$(5,769)	$(4,817)

Net loss	$(5,849)	$(4,776)
Deemed dividend on convertible preferred stock	—	(217)
Net loss attributable to common stockholders	$(5,849)	$(4,993)

Net loss per share attributable to common stockholders:
Basic and Diluted	$(0.18)	$(0.81)
Shares used in the calculation of net loss per share:
Basic and Diluted	32,806	6,159

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Amount	Loss	Deficit	Equity
Balance, December 31, 2022	7,723	$8	$301,782	$(733)	$(296,168)	$4,889
Sale of common stock and pre-funded warrants, net of fees	17,167	17	8,486	—	—	8,503
Issuance of stock from RSUs, net	10	—	—	—	—	—
Stock-based compensation	—	—	521	—	—	521
Exercise of common stock warrants	1,429	1	13	—	—	14
Net loss	—	—	—	—	(5,849)	(5,849)
Foreign currency translation adjustment	—	—	—	80	—	80
Balance, March 31, 2023	26,329	$26	$310,802	$(653)	$(302,017)	$8,158

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Mezzanine Equity		Stockholders' Equity
	Series G Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Series F Convertible Preferred Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Loss	Deficit	Equity
Balance, December 31, 2021	—	$—	6,149	$154	$293,177	—	$34	$(623)	$(267,534)	$25,208
Issuance of Series G Redeemable Preferred Stock	154	—	—	—	—	—	—	—	—	—
Conversion of Series F Convertible Preferred Stock	—	—	25	1	250	—	(251)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	(217)	—	217	—	—	—
Issuance of stock from RSUs, net	—	—	2	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	209	—	—	—	—	209
Net loss	—	—	—	—	—	—	—	—	(4,776)	(4,776)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(41)	—	(41)
Balance, March 31, 2022	154	$—	6,176	$155	$293,419	—	$—	$(664)	$(272,310)	$20,600

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(5,849)	$(4,776)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	149	117
Provision (recoveries) for bad debts	(17)	84
Provision for sales returns	—	60
Amortization of debt issuance costs	107	67
Stock-based compensation	691	209
Changes in operating assets and liabilities:
Accounts receivable	700	(1,085)
Inventory	(1,890)	(1,682)
Prepaid expenses and other current assets	240	(186)
Accounts payable and accrued liabilities	303	(986)
Deferred revenue	(92)	157
Net cash and cash equivalents used in operating activities	(5,658)	(8,021)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(587)	(304)
Net cash and cash equivalents used in investing activities	(587)	(304)
Cash Flows from Financing Activities:
Proceeds from the sale of common stock and pre-funded warrants	8,503	—
Proceeds from the exercise of common stock warrants	14	—
Net cash and cash equivalents provided by financing activities	8,517	—
Effect of exchange rate changes	79	(41)
(Decrease) increase in cash, cash equivalents and restricted cash	2,351	(8,366)
Cash, cash equivalents and restricted cash, beginning of period	4,181	30,175
Cash, cash equivalents and restricted cash, end of period	$6,532	$21,809
Supplemental cash flow disclosure:
Cash paid for interest	$470	$377
Cash received for interest	$2	$10
Cash paid (received) for income taxes	$(14)	$26
Cash paid for operating leases	$68	$66
Non-cash right-of-use assets obtained in exchange for lease obligation	$464	$444
Deemed dividend on preferred stock	$—	$217

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of BIOLASE and its wholly-owned subsidiaries and have been prepared on a basis consistent with the December 31, 2022 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. The unaudited consolidated financial statements do not include all the footnotes, presentations, and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements.

The unaudited consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022, included in BIOLASE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023 (the “2022 Form 10-K”).

Liquidity and Management’s Plans

The Company incurred losses from operations and used cash in operating activities for the three months ended March 31, 2023 and for the years ended December 31, 2022, 2021, and 2020. The Company’s recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2023, the Company had working capital of approximately $13.0 million. The Company’s principal sources of liquidity as of March 31, 2023 consisted of approximately $6.5 million in cash and cash equivalents and $5.2 million of net accounts receivable. As of December 31, 2022, the Company had working capital of approximately $11.2 million, $4.2 million in cash and cash equivalents and $5.8 million of net accounts receivable. The increase in cash and cash equivalents since December 31, 2022 was primarily due to $8.5 million net proceeds from the January 2023 public offering. This increase was partially offset by a net loss of $5.8 million and $0.6 million in capital expenditures.

On January 9, 2023, BIOLASE completed a public offering, pursuant to which BIOLASE agreed to issue, in a registered direct offering, 17,167,855 shares of BIOLASE common stock, par value $0.001 per share, and pre-funded warrants to purchase 11,403,571 shares of BIOLASE common stock (the "January 2023 Pre-Funded Warrants") with an exercise price of $0.01 per share. The combined purchase price for one share of common stock was determined to be $0.35, and the purchase price for one January 2023 Pre-Funded Warrant was determined to be $0.34. BIOLASE received aggregate gross proceeds from the transactions of approximately $9.9 million, before deducting underwriting discounts and commissions and other transaction expenses paid by BIOLASE.

Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. The Company expects that it will be required to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will be able to successfully enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to its stockholders.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management, is discussed in the Company’s 2022 audited financial statements included in the 2022 Form 10-K. Management believes that there have been no significant changes during the three months ended March 31, 2023 in the Company’s critical accounting policies from those disclosed in the Company’s 2022 audited financial statements included in the 2022 Form 10-K.

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

The Company’s financial instruments, consisting of cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities, and the SWK Loan (as defined below) as discussed in Note 9 – Debt, approximate fair value because of the relative short maturity of these items and the market interest rates the Company could obtain.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the three months ended March 31, 2023 and 2022, respectively, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope and to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company adopted this guidance effective January 1, 2023, and the adoption of this standard did not have a significant impact on its consolidated financial statements.

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

Revenue from products and services transferred to customers at a single point in time accounted for 89% of net revenue for the three months ended March 31, 2023 and for the three months ended March 31, 2022. The majority of the Company’s revenue recognized at a point in time is for the sale of laser systems and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 11% of net revenue for the three months ended March 31, 2023 and for the three months ended March 31, 2022. The majority of the Company’s revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $0.4 million as of March 31, 2023 and December 31, 2022.

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

	March 31,	December 31,
	2023	2022
Undelivered elements (training, installation, product and support services)	$376	$447
Extended warranty contracts	2,061	2,082
Total deferred revenue	2,437	2,529
Less: long-term portion of deferred revenue	(355)	(418)
Deferred revenue — current	$2,082	$2,111

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at March 31, 2023 and December 31, 2022.

The amount of revenue recognized during the three months ended March 31, 2023 and 2022 that was included in the opening contract liability balance related to undelivered elements was $0.2 million. The amounts related to extended warranty contracts was $0.7 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
United States	$6,758	$6,978
International	3,709	3,188
Total net revenue	$10,467	$10,166

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Revenue recognized over time	$1,169	$1,121
Revenue recognized at a point in time	9,298	9,045
Net revenue	$10,467	$10,166

The Company’s sales by end market were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
End-customer	$6,758	$6,978
Distributors	3,709	3,188
Net revenue	$10,467	$10,166

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

Preferred Stock

Series G Preferred Stock

On March 1, 2022, the Board declared a dividend of one one-thousandth of a share of Series G Preferred Stock, par value $0.001 per share ("Series G Preferred Stock"), for each share of BIOLASE common stock outstanding as of close of market on March 25, 2022 (as calculated on a pre-Reverse Stock Split basis). The certificate of designation for the Series G Preferred Stock provided that all shares of Series G Preferred Stock not present in person or by proxy at the 2022 Annual Meeting immediately prior to the opening of the polls at the 2022 Annual Meeting would be automatically redeemed (the “Initial Redemption”) and that any outstanding shares of Series G Preferred Stock that have not been redeemed pursuant to the Initial Redemption would be redeemed in whole, but not in part, (i) if and when ordered by the Board or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation effecting the Reverse Stock Split that was subject to the vote at the 2022 Annual Meeting (the “Subsequent Redemption”). On April 28, 2022, both the Initial Redemption and the Subsequent Redemption occurred. As a result, no shares of Series G Preferred Stock remain outstanding. On June 6, 2022, the Series G Preferred Stock was eliminated.

Series F Convertible Preferred Stock

On July 23, 2020, the Company consummated the sale of an aggregate of 18,000 shares of Series F Preferred Stock, par value $0.001 per shares ("Series F Preferred Stock"), and 45,000,000 warrants (the “July 2020 Warrants”), exercisable for 1,800,000 shares of BIOLASE common stock, through a registered rights offering the Company completed on July 22, 2020 (the “Rights Offering”). Each share of Series F Preferred Stock was convertible at the Company’s option at any time on or after July 22, 2021 or at the option of the holder at any time, into the number of shares of BIOLASE common stock determined by dividing the $1,000 stated value per share of the Series F Preferred Stock by a conversion price of $10.00 per share. Each share of Series F Preferred Stock was convertible into 100 shares of common stock, and each July 2020 Warrant entitled the holder thereof to purchase one twenty-fifth share BIOLASE common stock at an exercise price of $10.00 per share.

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

The Series F Preferred Stock contained a beneficial conversion feature which resulted in a deemed dividend to preferred stockholders of approximately $2.7 million, upon immediate accretion. Additionally, the July 2020 Warrants were recognized as a discount to the Series F Preferred Stock. Upon conversion, including the conversion described below, this discount was accreted and also recognized as a deemed dividend to preferred stockholders in the amount of $0.2 million, $0.5 million and $14.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The remaining shares of Series F Preferred Stock were converted into shares of BIOLASE common stock in the first quarter of 2022 with none outstanding as of March 31, 2023 and December 31, 2022. On March 3, 2022, the Series F Preferred Stock was eliminated.

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2017, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, directors of the Company, and consultants to the Company. As of March 31, 2023, a total of 124,400 shares have been authorized for issuance under the 2002 Plan, of which approximately 41,000 shares of BIOLASE common stock have been issued pursuant to options that were exercised and restricted stock units ("RSUs") that were vested, approximately 22,000 shares of common stock have been reserved for options that are outstanding, and no shares of common stock remain available for future grants.

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

Under the terms of the 2018 Plan, approximately 0.1 million shares of BIOLASE common stock are available for issuance as of March 31, 2023. As of March 31, 2023, a total of 1.5 million shares of common stock have been authorized for issuance under the 2018 Plan, of which approximately 1.0 million shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options or stock appreciation rights ("SARs"), and/or settlement of unvested RSUs or phantom awards under the 2018 Plan.

The Company recognized stock-based compensation expense of $0.7 million for the three months ended March 31, 2023, and $0.2 million for the three months ended March 31, 2022. As of March 31, 2023 and 2022, the Company had approximately $1.0 million and $0.8 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that expense to be recognized over a weighted-average period of 0.9 years.

As of March 31, 2023 approximately $0.2 million of the total stock compensation cost recognized during the three months ended March 31, 2023 related to performance-based awards was recognized as a liability, with none as of March 31, 2022.

The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cost of revenue	$18	$20
Sales and marketing	197	99
General and administrative	429	48
Engineering and development	47	42
Total	$691	$209

A summary of option activity for the three months ended March 31, 2023 is as follows (in thousands, except per share data):

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value(1)
Options outstanding as of December 31, 2022	52	$74.95	5.8	$—
Forfeited, cancelled, or expired	—	$237.92	—	$—
Options outstanding as of March 31, 2023	52	$74.20	5.5	$—
Options exercisable as of March 31, 2023	50	$75.98	5.4	$—
Vested options expired during the period ended March 31, 2023	—	$—

(1)
The intrinsic value calculation does not include negative values, which can occur when the fair market value on the reporting date is less than the exercise price of the award.

A summary of unvested stock option activity for the three months ended March 31, 2023 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested options as of December 31, 2022	2	$14.38
Vested	—	$16.99
Unvested options as of March 31, 2023	2	$13.81

Fair value disclosures related to grants, exercises and vested options are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Total fair value of stock options vested during the period	$6	$14

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

Stock Option Activity

There were no option grants or exercises during the three months ended March 31, 2023 and 2022.

Restricted Stock Units

A summary of unvested RSU activity for the three months ended March 31, 2023 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs as of December 31, 2022	440	$5.27
Vested	(9)	$16.06
Unvested RSUs as of March 31, 2023	431	$5.04

Warrants

The Company issues warrants to acquire shares of BIOLASE common stock as approved by the Board.

January 2023 Public Offering

On January 9, 2023, BIOLASE completed a public offering, pursuant to which BIOLASE agreed to issue, in a registered direct offering, 17,167,855 shares of BIOLASE common stock, par value $0.001 per share, and pre-funded warrants to purchase 11,403,571 shares of BIOLASE common stock with an exercise price of $0.01 per share. The purchase price for one share of common stock was determined to be $0.35, and the purchase price for one January 2023 Pre-Funded Warrant was determined to be $0.34. BIOLASE received aggregate gross proceeds from the transactions of approximately $9.9 million, before deducting underwriting discounts and commissions and other transaction expenses paid by BIOLASE.

Based on the terms and conditions of the January 2023 public offering, the Company determined that equity classification was appropriate for the pre-funded warrants and recognized the net proceeds from the issuance of common stock and pre-funded warrants in excess of par of $8.5 million in additional paid-in capital.

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

A summary of warrant activity for the three months ended March 31, 2023 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding as of December 31, 2022	2,094	$6.58
Granted or Issued	11,404	$0.01
Exercised	(1,429)	$0.01
Warrants outstanding as of March 31, 2023	12,069	$1.15
Warrants exercisable as of March 31, 2023	12,069	$1.15
Vested warrants expired during the period ended March 31, 2023	—	$—

Phantom Awards and Stock Appreciation Rights

During the year ended December 31, 2022, the Company issued approximately 31,000 phantom RSUs in lieu of stock-settled RSUs historically granted for leadership bonuses and non-employee director service. During the year ended December 31, 2021, the Company issued approximately 402,000 phantom RSUs. The phantom RSUs have either time-based or performance-based vesting conditions and could be settled in cash in 2024 with the Company's option to settle the award in BIOLASE common stock at the sole discretion of the Board. These phantom RSUs are included as a component of long-term liability on the consolidated balance sheet and are not considered stock-based compensation due to the cash-settlement feature of the award and limitation on the number of remaining shares authorized for issuance as of March 31, 2023. If at any time the determination is made to settle the phantom RSUs in BIOLASE common stock, the awards will be included as a component of additional paid-in capital on the consolidated balance sheet. The expense recognized during the three months ended March 31, 2023 and 2022 was $0.1 million, respectively. As of March 31, 2023, $0.2 million was included in additional paid-in-capital and $0.3 million was included in short-term liabilities on the consolidated balance sheet. As of December 31, 2022, $0.1 million was included in additional paid-in-capital and $0.3 million was included in long-term liabilities on the consolidated balance sheet.

During the year ended December 31, 2021, the Company issued approximately 39,000 SARs in lieu of stock-settled RSUs historically granted for non-employee director service. Upon exercise, the SARs could be settled in cash with the Company's option to settle in BIOLASE common stock at the sole discretion of the Board. These SARS were included in accrued liabilities on the consolidated balance sheet and not considered stock-based compensation due to the cash-settlement feature of the award and limitation on the number of remaining shares authorized for issuance. In 2022, as a result of the Reverse Stock Split, the SARs were reclassed to equity and included as a component of additional paid-in-capital on the consolidated balance sheet in the amount of $0.5 million. These SARs were fully vested in 2022. No expense was recognized during the three months ended March 31, 2023 and the expense recognized during the three months ended March 31, 2022 was $0.2 million.

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of BIOLASE common stock outstanding for the period. In computing diluted net loss per share, the weighted average number of shares of common stock outstanding is adjusted to reflect the effect of potentially dilutive securities. Net income (loss) is adjusted for any deemed dividends to preferred stockholders to compute net income attributable to common stockholders. The January 2023 Pre-Funded Warrants were included in the calculation of basic and diluted loss per share for the period ended March 31, 2023 as the underlying warrant shares are issuable for little or no cash consideration.

Outstanding stock options, RSUs, and warrants to purchase approximately 2.7 million and 0.9 million shares were not included in the calculation of diluted loss per share amounts for the periods ended March 31, 2023 and March 31, 2022, respectively, as their effect would have been anti-dilutive.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$7,833	$6,697
Work-in-process	2,141	1,871
Finished goods	7,801	7,316
Inventory	$17,775	$15,884

Inventory has been reduced by estimates for excess and obsolete amounts totaling $2.1 million and $2.2 million as of March 31, 2023 and December 31, 2022, respectively.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2023	2022
Building	$202	$199
Leasehold improvements	1,167	464
Equipment and computers	8,920	8,566
Furniture and fixtures	504	475
Construction in progress	2,459	2,957
Total	13,252	12,661
Accumulated depreciation and amortization	(8,690)	(8,538)
Property, plant, and equipment, net before land	4,562	4,123
Land	157	155
Property, plant, and equipment, net	$4,719	$4,278

Depreciation and amortization expense related to property, plant, and equipment totaled $0.1 million for the three months ended March 31, 2023 and for the three months ended March 31, 2022.

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of September 30, 2022 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment tests if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. During the fourth quarter ended December 31, 2022, due to the sustained decrease in the stock price of BIOLASE common stock decreasing the implied fair value of the business, the Company performed a quantitative assessment of impairment over goodwill and determined that there was no impairment to our goodwill. Goodwill was valued using an equally weighted income approach and market approach. The unobservable inputs utilized in determining the fair value of the goodwill, which is categorized as a Level 3 instrument, are the discount rate of 15.7% and various revenue growth rates utilized in the financial forecast of future cash flows.

Due to the further decrease in the stock price of BIOLASE common stock as of March 31, 2023 decreasing the implied fair value of the business, the Company performed an additional quantitative assessment of impairment over goodwill and determined that there was no impairment to our goodwill as of March 31, 2023. Goodwill was valued using an equally weighted income approach and market approach. The unobservable inputs utilized in determining the fair value of the goodwill, which is categorized as a Level 3 instrument, are the discount rate of 25.0% and various revenue growth rates utilized in the financial forecast of future cash flows.

As of March 31, 2023 and December 31, 2022, the Company had goodwill of $2.9 million. As of March 31, 2023 and December 31, 2022, all intangible assets have been fully amortized and no amortization expense was recognized during the three months ended March 31, 2023 and 2022.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2023	2022
Payroll and benefits	$3,911	$4,674
Warranty accrual, current portion	1,429	1,293
Lease liability	771	638
Accrued insurance premium	329	490
Accrued professional services	315	591
Taxes	314	432
Other	908	1,092
Accrued liabilities	$7,977	$9,210

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties are included within accrued liabilities and were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Balance, beginning of period	$1,653	$1,086
Provision for estimated warranty cost	1,158	551
Warranty expenditures	(956)	(499)
Balance, end of period	1,855	1,138
Less: long-term portion of warranty accrual	426	512
Current portion of warranty accrual	$1,429	$626

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

NOTE 9—DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	March 31,	December 31,
	2023	2022
SWK Loan	$14,650	$14,650
EIDL Loan	150	150
Discount and debt issuance costs on SWK Loan	(904)	(1,009)
Total	13,896	13,791
Current term loans, net of discount	1,400	700
Non current term loans, net of discount	$12,496	$13,091

The Company recognized approximately $0.6 million and $0.4 million in interest expense for the three months ended March 31, 2023 and 2022, respectively. The weighted-average interest rate as of March 31, 2023 was 13.84%.

The future minimum principal and interest payments as of March 31, 2023 are as follows (in thousands):

	Principal	Interest (1)
Remainder of 2023	$700	$1,393
2024	2,800	1,623
2025	11,150	712
2026	—	9
2027 and thereafter	150	89
Total future payments	$14,800	$3,826

(1) Estimated using London Interbank Bank Offered Rate (“LIBOR”) as of March 31, 2023

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (as amended, restated, and supplemented from time to time, the “Credit Agreement”) with SWK Funding LLC (“SWK”), pursuant to which the Company has borrowed $14.3 million (“SWK Loan”) as of March 31, 2023. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement and subsequent amendments as discussed in the Company’s 2022 Form 10-K, repayment of the SWK Loan is interest-only for the first two years, paid quarterly with the option to extend the interest-only period. Principal repayments were to begin in the first quarter of 2021. On June 30, 2022 the Company entered into the ninth amendment to the Credit Agreement (the "Ninth Amendment"), which extended the interest-only period by two quarters from May 2023 to November 2023. On December 30, 2022, the Company entered into the tenth amendment to the Credit Agreement, which lowered the required minimum consolidated unencumbered liquid assets from $3 million to $2.5 million and removed the conditional minimum last twelve months aggregate revenue and EBITDA as of the end of the twelve-month period ended December 31, 2022. In connection with the Ninth Amendment, the Company prepaid $1.0 million of the outstanding loan balance. Principal repayments begin in November 2023 and will be approximately $0.7 million quarterly until the SWK Loan matures in May 2025. The loan bears interest of 9% plus LIBOR with a floor of 1.25% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists.

As of March 31, 2023, the Company was in compliance with the debt covenants of the Credit Agreement.

EIDL Loan

On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the Small Business Administration (the "SBA") under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $150,000, with the proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum, and installment payments, including principal and interest, are due monthly beginning in July 2021 and are payable through July 2050. In April 2021, the SBA announced that it was extending the first payment due date for all loans until 2022, or 24 months from the loan execution date. In March 2022, the SBA announced that it was extending the first payment due date for all loans an additional six months, or 30 months from the loan execution date. The Company began making payments on the EIDL Loan starting in November 2022. Fixed payments are first applied to any accrued interest.

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

On January 22, 2020, the Company entered into a five-year real property lease agreement for an approximately 11,000 square foot facility in Corona, California for its manufacturing operations. The lease commenced on July 1, 2020. On December 10, 2021, the Company entered into a lease for an additional 15,000 square feet at its facility. This additional lease commenced on February 1, 2022 and expires on June 30, 2025.

On February 4, 2020, the Company also entered into a 66-month real property lease agreement for office space of approximately 12,000 square feet of office space in Lake Forest, California. The lease commenced on July 1, 2020. On May 26, 2022, the Company entered into an additional lease at this location to expand the leased space by an additional 8,000 square feet for an additional training facility and model dental office. The lease commenced on March 8, 2023 and expires December 31, 2025.

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for operating lease liabilities	$68	$66
Right-of-use assets obtained in exchange for new operating lease obligations	$464	$444
Weighted-average remaining lease term	2.5 years	3.4 years
Weighted-average discount rate	12.3%	12.3%

Lease expense consists of payments for real property, office copiers, and IT equipment. The Company recognizes payments for non-lease components such as common area maintenance in the period incurred. As of March 31, 2023, the Company had no significant leases that had not commenced.

The Company allocates lease cost amongst lease and non-lease components. The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of March 31, 2023 for leases that have commenced are as follows (in thousands):

March 31,
2024	$994
2025	984
2026	608
2027	—
2028 and thereafter	—
Total future minimum lease obligations	2,586
Less imputed interest	(383)
Total lease liabilities	$2,203

Current operating lease liabilities, included in accrued liabilities	$771
Non current lease liabilities	1,432
Total lease liabilities	$2,203

As of March 31, 2023, right-of-use assets were $2.1 million and lease liabilities were $2.2 million.

Rent expense totaled $0.3 million for the three months ended March 31, 2023 and $0.2 million for the three months ended March 31, 2022.

Future minimum rental commitments under lease agreements, as of March 31, 2023, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

Year Ended
December 31,
Remainder of 2023	$734
2024	1,042
2025	810
2026	—
2027 and thereafter	—
Total future minimum lease obligations	2,586
Less imputed interest	(383)
Total lease liabilities	$2,203

NOTE 11—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three months ended March 31, 2023, sales to customers in the United States accounted for approximately 65% of net revenue and international sales accounted for approximately 35% of net revenue. For the three months ended March 31, 2022, sales to customers in the United States accounted for approximately 69% of net revenue and international sales accounted for approximately 31% of net revenue. No individual country, other than the United States, represented more than 10% of total net revenue during the three months ended March 31, 2023 or 2022.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
United States	$6,758	$6,978
International	3,709	3,188
Total net revenue	$10,467	$10,166

Property, plant, and equipment by geographic location was as follows (in thousands):

	March 31,	December 31,
	2023	2022
United States	$4,472	$4,032
International	247	246
Total	$4,719	$4,278

NOTE 12—CONCENTRATIONS

Revenue from the Company’s products are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2023		2022
Laser systems	$6,265	59.8%	$6,335	62.3%
Consumables and other	3,033	29.0%	2,710	26.7%
Services	1,169	11.2%	1,121	11.0%
Total net revenue	$10,467	100.0%	$10,166	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three months ended March 31, 2023 or 2022.

The Company maintains its cash and cash equivalents in money market investment accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable as of March 31, 2023 and December 31, 2022.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three months ended March 31, 2023 and 2022. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three months ended March 31, 2023, the Company recorded an income tax provision of $1,000, resulting in an effective tax rate of 0.0%. During the three months ended March 31, 2022, the Company recorded an income tax provision of $17,000, resulting in an effective tax rate of 0.4%. The income tax provisions and benefit for the three months ended March 31, 2023 and 2022 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

NOTE 14—SUBSEQUENT EVENTS

On May 4, 2023, the Company filed a registration statement on Form S-1 for the issuance of Series H Convertible Redeemable Preferred Stock with a liquidation preference of $50.00 and warrants to purchase one-half of one share of Series H Convertible Redeemable Preferred Stock. The equity raise, which is subject to conditions including the SEC declaring the registration statement effective and market conditions, is expected to be completed in the second quarter of 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023 (the “2022 Form 10-K”).

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
•
our failure to comply or regain compliance with the continued listing requirements of the NASDAQ Capital Market;
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

Further information about factors that could materially affect the Company, including our results of operations and financial condition, is contained under “Risk Factors” in Item 1A in the 2022 Form 10-K and Item 1A of Part II of this Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is an effective, safe solution for preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. As of March 31, 2023, we maintained approximately 266 active and 25 pending United States and international patents, with the majority relating to our Waterlase technology. Our patent portfolio is regularly evaluated, and we strategically prioritize our core patents to ensure optimal Intellectual Property coverage while minimizing annual maintenance fees. From 1998 through December 31, 2022, we have sold over 45,500 laser systems in over 80 countries around the world, and we believe that Waterlase iPlus is the world’s best-selling all-tissue dental laser. Since 1998, we have been the global leading innovator, manufacturer, and marketer of dental laser systems.

We also manufacture and sell consumable products and accessories for our laser systems. Our Waterlase and diode systems use disposable laser tips of differing sizes and shapes depending on the procedure being performed. We also market flexible fibers and hand pieces that dental practitioners replace at some point after initially purchasing laser systems. For our Epic line of diode laser systems, we sell teeth whitening gel kits. During the quarter ended March 31, 2023, the sale of lasers accounted for approximately 60% of our total sales, and consumables, accessories, and services accounted for approximately 40% of our total sales.

We currently operate in a single reportable business segment. We had net revenues of $10.5 million and $10.2 million for the three months ended March 31, 2023 and 2022, respectively, and we had net losses of $5.8 million and $4.8 million for the same periods, respectively. We had total assets of $41.9 million as of March 31, 2023 and $38.2 million as of December 31, 2022.

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

The Company experienced revenue growth of 3% for the three months ended March 31, 2023, compared to the same period in 2022. The Company is currently forecasting revenue for fiscal year 2023 to be significantly above fiscal year 2022, as the Company's strategy described above continues to generate sales to new customers and additional consumable sales to existing customers.

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

Recent Developments

On January 9, 2023, BIOLASE completed a public offering, pursuant to which BIOLASE agreed to issue, in a registered direct offering, 17,167,855 shares of BIOLASE common stock, par value $0.001 per share, and pre-funded warrants to purchase 11,403,571 shares of BIOLASE common stock with an exercise price of $0.01 per share. The purchase price for one share of common stock was determined to be $0.35, and the purchase price for one January 2023 Pre-Funded Warrant was determined to be $0.34. BIOLASE received aggregate gross proceeds from the transactions of approximately $9.9 million, before deducting underwriting discounts and commissions and other transaction expenses paid by BIOLASE.

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2022 Form 10-K. There have been no significant changes during the three months ended March 31, 2023 in our critical accounting policies from those disclosed in Item 7 of the 2022 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited operating results, expressed in thousands and as percentages of net revenue:

	Three Months Ended
	March 31,
	2023		2022
Net revenue	$10,467	100.0%	$10,166	100.0%
Cost of revenue	7,130	68.1%	5,437	53.5%
Gross profit	3,337	31.9%	4,729	46.5%
Operating expenses:
Sales and marketing	4,622	44.1%	4,814	47.4%
General and administrative	2,459	23.5%	2,577	25.3%
Engineering and development	1,547	14.8%	1,544	15.2%
Total operating expenses	8,628	82.4%	8,935	87.9%
Loss from operations	(5,291)	(50.5)%	(4,206)	(41.4)%
Non-operating loss, net	(557)	(5.4)%	(553)	(5.4)%
Loss before income tax provision	(5,848)	(55.9)%	(4,759)	(46.8)%
Income tax provision	(1)	0.0%	(17)	(0.2)%
Net loss	$(5,849)	(55.9)%	$(4,776)	(47.0)%

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation and amortization, stock-based and other non-cash compensation, and the change in allowance for doubtful accounts. Management uses adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by us may be different from similarly named non-GAAP financial measures used by other companies.

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Three Months Ended
	March 31,
	2023	2022
GAAP net loss attributable to common stockholders	$(5,849)	$(4,993)
Deemed dividend on convertible preferred stock	—	217
GAAP net loss	$(5,849)	$(4,776)
Adjustments:
Interest expense, net	577	433
Income tax provision	1	17
Depreciation and amortization	149	117
Change in allowance for doubtful accounts	(17)	84
Stock-based and other non-cash compensation	691	209
Adjusted EBITDA	$(4,448)	$(3,916)

Comparison of Results of Operations

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Net Revenue: The following table summarizes our unaudited net revenue by category, including each category’s percentage of our total revenue, for the three months ended March 31, 2023 and 2022, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended
	March 31,				Amount	Percent
	2023		2022		Change	Change
Laser systems	$6,265	59.8%	$6,335	62.3%	$(70)	(1.1)%
Consumables and other	3,033	29.0%	2,710	26.7%	323	11.9%
Services	1,169	11.2%	1,121	11.0%	48	4.3%
Net revenue	$10,467	100.0%	$10,166	100.0%	$301	3.0%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended March 31, 2023 and 2022, as well as the amount of change and percentage of change in each geographic revenue category (dollars in thousands):

	Three Months Ended
	March 31,				Amount	Percent
	2023		2022		Change	Change
United States	$6,758	64.6%	$6,978	68.6%	$(220)	(3.2)%
International	3,709	35.4%	3,188	31.4%	521	16.3%
Net revenue	$10,467	100.0%	$10,166	100.0%	$301	3.0%

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

Total net revenue increased by $0.3 million, or 3%, during the three months ended March 31, 2023 as compared to the same period in 2022 primarily due to an increase in Waterlase sales to customers outside the U.S., along with higher consumable sales. In the U.S., net revenue decreased by $0.2 million, or 3%, for the three months ended March 31, 2023 as compared to the same period in 2022. Outside the U.S., net revenue increased by $0.5 million, or 16%, during the three months ended March 31, 2023 as compared to the same period in 2022.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended March 31, 2023 and 2022, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	March 31,				Amount	Percent
	2023		2022		Change	Change
Net revenue	$10,467	100.0%	$10,166	100.0%	$301	3.0%
Cost of revenue	7,130	68.1%	5,437	53.5%	1,693	31.1%
Gross profit	$3,337	31.9%	$4,729	46.5%	$(1,392)	(29.4)%

Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the three months ended March 31, 2023, was $3.3 million, or 32% of net revenue, a decrease of approximately $1.4 million, or 29%, as compared with gross profit of $4.7 million, or 47% of net revenue, for the same period in 2022. The decrease in gross profit is primarily due to the impact of supply chain issues we have encountered requiring us to change to new suppliers, and the effect of an increase in the percentage of our revenue generated outside the U.S., where margins are lower than our U.S. business.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the three months ended March 31, 2023 and 2022, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	March 31,				Amount	Percent
	2023		2022		Change	Change
Sales and marketing	$4,622	44.2%	$4,814	47.4%	$(192)	(4.0)%
General and administrative	2,459	23.4%	2,577	25.3%	(118)	(4.6)%
Engineering and development	1,547	14.8%	1,544	15.2%	3	0.2%
Total operating expenses	$8,628	82.4%	$8,935	87.9%	$(307)	(3.4)%

Sales and Marketing Expense. Sales and marketing expenses during the three months ended March 31, 2023 decreased by $0.2 million, or 4%, as compared to the same period in 2022. This decrease is primarily due to $0.2 million in compensation costs and $0.2 million in decreased advertising costs, partially offset by $0.2 million in higher travel and tradeshow-related expenses.

General and Administrative Expense. General and administrative expenses during the three months ended March 31, 2023 decreased by $0.1 million, or 5%, compared to the same period in 2022. This decrease is primarily due to a $0.3 million decrease in legal and consulting fees, partially offset by a $0.2 million increase in stock-based compensation expense.

Engineering and Development Expense. Engineering and development expenses during the three months ended March 31, 2023 were consistent compared to the same period in 2022.

Non-Operating Income (Loss)

Loss on Foreign Currency Transactions. We realized an approximately $20 thousand gain on foreign currency transactions during the three months ended March 31, 2023 compared to an approximately $120 thousand loss on foreign currency transactions during the three months ended March 31, 2022, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $0.6 million during the three months ended March 31, 2023 compared to $0.4 million for the same period in 2022, an increase of 33%. This increase was due to the increasing interest rates.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes for the three months ended March 31, 2023 was consistent with the same period in 2022. For additional information regarding income taxes, see Part I, Item I, Note 13 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $5.8 million for the three months ended March 31, 2023 compared to a net loss of $4.8 million for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had approximately $6.5 million in cash and cash equivalents compared to $4.2 million as of December 31, 2022. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The increase in cash and cash equivalents from December 31, 2022 was primarily due to $8.5 million net proceeds from the January 2023 public offering, partially offset by a net loss of $5.8 million and $0.6 million in capital expenditures during the three months ended March 31, 2023.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash flows used in operating activities	$(5,658)	$(8,021)
Net cash flows used in investing activities	(587)	(304)
Net cash flows provided by financing activities	8,517	—
Effect of exchange rate changes	79	(41)
Net change in cash, cash equivalents and restricted cash	$2,351	$(8,366)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the three months ended March 31, 2023 totaled $5.7 million and was primarily comprised of our net loss of $5.8 million.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2023 totaled $0.6 million and was comprised of the purchase of property, plant, and equipment. We expect cash flows used in investing activities to decrease in the remainder of 2023 due to the completion of our new training facility.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 totaled $8.5 million and was derived from the net proceeds from the January 2023 public offering.

Effect of Exchange Rate

The $79 thousand effect of exchange rate on cash for the three months ended March 31, 2023 was due to recognized loss on foreign currency transactions, primarily driven by changes in the Euro during the period.

Future Liquidity Needs

As of March 31, 2023, we had working capital of approximately $13.0 million. Our principal sources of liquidity as of March 31, 2023 consisted of approximately $6.5 million in cash and cash equivalents and $5.2 million of net accounts receivable.

The Company will need to raise additional capital in the future. Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. The Company expects that it will be required to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will be able to successfully enter into any such equity or debt financings in the future or that the required capital will be available on acceptable terms, if at all, or that any such financing activity will not be dilutive to its stockholders. On May 4, 2023, the Company filed a registration statement on Form S-1 for the issuance of Series H Convertible Redeemable Preferred Stock with a liquidation preference of $50.00 and warrants to purchase one-half of one share of Series H Convertible Redeemable Preferred Stock. The equity raise, which is subject to conditions including the SEC declaring the registration statement effective and market conditions, is expected to be completed in the second quarter of 2023.

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

In order for the Company to continue operations beyond the next 12 months and be able to discharge its liabilities and commitments in the normal course of business, it must either raise additional capital or increase sales of our products, control or potentially reduce expenses, and establish profitable operations in order to generate cash from operations or obtain additional funds when needed.

We will endeavor to improve our financial condition and ultimately improve our financial results by increasing revenues through expansion of our product offerings, continuing to expand and develop our field sales force and distributor relationships both domestically and internationally, forming strategic arrangements within the dental and medical industries, educating dental and medical patients as to the benefits of our advanced medical technologies, and reducing expenses; however, there is no assurance that will be able to improve our financial condition.

Term Loan

The information set forth in Part I, Item 1, Note 9 – Debt – Term Loan is hereby incorporated herein by reference.

EIDL Loan

The information set forth in Part I, Item 1, Note 9 – Debt – EIDL Loan is hereby incorporated herein by reference.

Equity Offering

On January 9, 2023, the Company completed a public offering and issued an aggregate of 17,167,855 shares of BIOLASE common stock at a price of $0.35 per share and pre-funded warrants to purchase 11,403,571 shares of BIOLASE common stock with an exercise price of $0.01 per share at a price of $0.34 per share. The Company received gross proceeds of approximately $9.9 million, before deducting underwriting discounts and commissions and estimated offering expenses.

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

Not applicable.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in “Legal Proceedings” in Part I, Item 3 of the 2022 Form 10-K is hereby incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K. The risks and uncertainties described in the 2022 Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations.

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Fifth Amendment to Restated Certificate of Incorporation		8-K	05/28/2020	3.1	06/01/2020

3.1.7	Sixth Amendment to Restated Certificate of Incorporation		8-K	04/28/2022	3.1	05/02/2022

3.1.8	Certificate of Designation of Series G Preferred Stock		8-A	03/01/2022	3.1	03/03/2022

3.1.9	Certificate of Elimination of Series D, Series E and Series F Preferred Stock of the Registrant		8-K	03/01/2022	3.3	03/03/2022

3.2	Eighth Amended and Restated Bylaws of the Registrant adopted on March 1, 2022		8-K	03/01/2022	3.1	03/03/2022

4.1	Form of Warrant to Purchase Common Stock issued on January 11, 2023		S-1/A	01/03/2023	4.2	01/03/2023

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

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

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE, INC.
(Registrant)

May 11, 2023	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2023		/s/ JENNIFER BRIGHT
Date		Jennifer Bright
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)