Form 10-Q
period 2023-06-30
BIOLASE, INC
filed 2023-08-10
CIK 811240

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2023

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

As of August 3, 2023, the registrant had 1,043,747 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements (Unaudited):	2
	Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	2
	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and June 30, 2022	3
	Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders’ Equity for the three and six months ended June 30, 2023 and June 30, 2022	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II	OTHER INFORMATION	36
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 5.	Other Information	37
Item 6.	Exhibits	38
Signatures		40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,930	$4,181
Accounts receivable, less allowance of $2,183 and $2,164 as of June 30, 2023 and December 31, 2022, respectively	5,717	5,841
Inventory	13,330	15,884
Prepaid expenses and other current assets	2,170	3,053
Total current assets	28,147	28,959
Property, plant, and equipment, net	6,371	4,278
Goodwill	2,926	2,926
Right-of-use assets, leases	1,910	1,768
Other assets	279	255
Total assets	$39,633	$38,186
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,314	$5,786
Accrued liabilities	7,734	9,210
Deferred revenue, current portion	2,236	2,111
Current portion of term loans, net of discount	2,100	700
Total current liabilities	18,384	17,807
Deferred revenue	311	418
Warranty accrual	397	360
Non-current term loans, net of discount	11,902	13,091
Non-current operating lease liability	1,219	1,259
Other liabilities	79	362
Total liabilities	32,292	33,297
Mezzanine Equity
Series I Preferred stock, par value $0.001 per share; 125 shares authorized, 85 shares issued and outstanding as of June 30, 2023	—	—
Series H Convertible Preferred stock, par value $0.001 per share; 370 shares authorized, 12 shares issued and outstanding as of June 30, 2023	720	—
Total mezzanine equity	720	—
Stockholders' equity:
Common stock, par value $0.001 per share; 180,000 shares authorized, 1,019 and 77 shares issued and 1,019 and 77 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	1	—
Additional paid-in capital	314,119	301,790
Accumulated other comprehensive loss	(614)	(733)
Accumulated deficit	(306,885)	(296,168)
Total stockholders' equity	6,621	4,889
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$39,633	$38,186

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenue	$14,286	$12,235	$24,753	$22,401
Cost of revenue	8,168	7,094	15,299	12,531
Gross profit	6,118	5,141	9,454	9,870
Operating expenses:
Sales and marketing	6,189	5,402	10,812	10,216
General and administrative	2,357	3,141	4,815	5,717
Engineering and development	1,444	1,653	2,991	3,197
Total operating expenses	9,990	10,196	18,618	19,130
Loss from operations	(3,872)	(5,055)	(9,164)	(9,260)
Loss on foreign currency transactions	(235)	(103)	(215)	(223)
Interest expense, net	(583)	(430)	(1,160)	(863)
Other income (expenses), net	(147)	—	(147)	—
Non-operating loss, net	(965)	(533)	(1,522)	(1,086)
Loss before income tax provision	(4,837)	(5,588)	(10,686)	(10,346)
Income tax provision	(31)	(23)	(31)	(40)
Net loss	(4,868)	(5,611)	(10,717)	(10,386)
Other comprehensive loss items:
Foreign currency translation adjustments	39	(222)	119	(263)
Comprehensive loss	$(4,829)	$(5,833)	$(10,598)	$(10,649)

Net loss	$(4,868)	$(5,611)	$(10,717)	$(10,386)
Deemed dividend on convertible preferred stock	—	—	—	(217)
Net loss attributable to common stockholders	$(4,868)	$(5,611)	$(10,717)	$(10,603)

Net loss per share attributable to common stockholders:
Basic and Diluted - Note 1	$(8.93)	$(91.98)	$(24.52)	$(173.82)
Shares used in the calculation of net loss per share:
Basic and Diluted - Note 1	545	61	437	61

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Mezzanine Equity				Stockholders' Equity
	Series H Convertible Redeemable Preferred Stock		Series I Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, March 31, 2023	—	$—	—	$—	263	$—	$310,828	$(653)	$(302,017)	$8,158
Issuance of Series H Convertible Preferred Stock, net of fees	175	10,500	—	—	—	—	(7,762)	—	—	(7,762)
Exercise of Series H Convertible Preferred Stock Warrants	20	1,200	—	—	—	—	(430)	—	—	(430)
Conversion of Series H Convertible Preferred Stock	(183)	(10,980)	—	—	655	1	10,979	—	—	10,980
Issuance of Series I Redeemable Preferred Stock	—	—	85	—	—	—	—	—	—	—
Issuance of stock from RSUs, net	—	—	—	—	1	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	404	—	—	404
Exercise of common stock warrants	—	—	—	—	100	—	100	—	—	100
Net loss	—	—	—	—	—	—	—	—	(4,868)	(4,868)
Foreign currency translation adjustment	—	—	—	—	—	—	—	39	—	39
Balance, June 30, 2023	12	$720	85	$—	1,019	$1	$314,119	$(614)	$(306,885)	$6,621

Balance, December 31, 2022	—	$—	—	$—	77	$—	$301,790	$(733)	$(296,168)	$4,889
Sale of common stock and pre-funded warrants, net of fees	—	—	—	—	172	—	8,503	—	—	8,503
Issuance of Series H Convertible Preferred Stock, net of fees	175	10,500	—	—	—	—	(7,762)	—	—	(7,762)
Exercise of Series H Convertible Preferred Stock Warrants	20	1,200	—	—	—	—	(430)	—	—	(430)
Conversion of Series H Convertible Preferred Stock	(183)	(10,980)	—	—	655	1	10,979	—	—	10,980
Issuance of Series I Redeemable Preferred Stock	—	—	85	—	—	—	—	—	—	—
Issuance of stock from RSUs, net	—	—	—	—	1	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	925	—	—	925
Exercise of common stock warrants	—	—	—	—	114	—	114	—	—	114
Net loss	—	—	—	—	—	—	—	—	(10,717)	(10,717)
Foreign currency translation adjustment	—	—	—	—	—	—	—	119	—	119
Balance, June 30, 2023	12	$720	85	$—	1,019	$1	$314,119	$(614)	$(306,885)	$6,621

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(Unaudited, in thousands)

	Mezzanine Equity		Stockholders' Equity
	Series G Redeemable Preferred Stock		Common Stock		Additional Paid-in	Series F Convertible Preferred Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance, March 31, 2022	154	$—	62	$—	$293,573	—	$—	$(664)	$(272,310)	$20,599
Sale of common stock and pre-funded warrants, net of fees	—	—	7	—	5,849	—	—	—	—	5,849
Redemption of Series G Redeemable Preferred Stock	(154)	—	—	—	—	—	—	—	—	—
Issuance of stock from RSUs, net	—	—	—	—	—	—	—	—	—	—
Liability award reclass	—	—	—	—	596	—	—	—	—	596
Stock-based compensation	—	—	—	—	403	—	—	—	—	403
Net loss	—	—	—	—	—	—	—	—	(5,611)	(5,611)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(222)	—	(222)
Balance, June 30, 2022	—	$—	69	$—	$300,421	—	$—	$(886)	$(277,920)	$21,615

Balance, December 31, 2021	—	$—	62	$—	$293,331	—	$34	$(623)	$(267,534)	$25,208
Sale of common stock and pre-funded warrants, net of fees	—	—	7	—	5,849	—	—	—	—	5,849
Issuance of Series G Redeemable Preferred Stock	154	—	—	—	—	—	—	—	—	—
Redemption of Series G Redeemable Preferred Stock	(154)	—	—	—	—	—	—	—	—	—
Conversion of Series F Convertible Preferred Stock	—	—	—	—	251	—	(251)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	(217)	—	217	—	—	—
Issuance of stock from RSUs, net	—	—	—	—	—	—	—	—	—	—
Liability award reclass	—	—	—	—	596	—	—	—	—	596
Stock-based compensation	—	—	—	—	611	—	—	—	—	611
Net loss	—	—	—	—	—	—	—	—	(10,386)	(10,386)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(263)	—	(263)
Balance, June 30, 2022	—	$—	69	$—	$300,421	—	$—	$(886)	$(277,920)	$21,615

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(10,717)	$(10,386)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,573	247
Provision for bad debts	42	143
Inventory write-offs and disposals	—	(42)
Amortization of debt issuance costs	214	131
Change in fair value of warrants	(78)	—
Issuance costs for warrants	224	—
Stock-based compensation	775	1,100
Changes in operating assets and liabilities:
Accounts receivable	82	(1,986)
Inventory	(163)	(3,602)
Prepaid expenses and other current assets	713	(236)
Accounts payable and accrued liabilities	(1,903)	(232)
Deferred revenue	18	230
Net cash and cash equivalents used in operating activities	(9,220)	(14,633)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(944)	(578)
Net cash and cash equivalents used in investing activities	(944)	(578)
Cash Flows from Financing Activities:
Proceeds from the sale of common stock and pre-funded warrants, net of fees	8,502	5,849
Proceeds from the sale of Series H Convertible Preferred Stock, net of fees	2,738	—
Proceeds from the sale of Series H warrants, net of fees	918	—
Principal payment on loan	—	(1,000)
Proceeds from the exercise of warrants	635	—
Net cash and cash equivalents provided by financing activities	12,793	4,849
Effect of exchange rate changes	120	(264)
Increase (decrease) in cash, cash equivalents and restricted cash	2,749	(10,626)
Cash, cash equivalents and restricted cash, beginning of period	4,181	30,175
Cash and cash equivalents, end of period	$6,930	$19,549
Supplemental cash flow disclosure:
Cash paid for interest	$930	$743
Cash received for interest	$5	$17
Cash paid for income taxes	$12	$46
Cash paid for operating leases	$159	$135
Non-cash right-of-use assets obtained in exchange for lease obligation	$483	$532
Deemed dividend on preferred stock	$—	$217
Common stock issued upon exercise of preferred stock	$10,980	$—

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of BIOLASE and its wholly-owned subsidiaries and have been prepared on a basis consistent with the December 31, 2022 audited consolidated financial statements, and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. The unaudited consolidated financial statements do not include all the footnotes, presentations, and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements.

The unaudited consolidated results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022, included in BIOLASE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023 (the “2022 Form 10-K”).

Reverse Stock Split

At a special meeting of BIOLASE stockholders held on July 20, 2023 (the "special meeting"), BIOLASE stockholders approved an amendment to BIOLASE’s Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), to effect a reverse stock split of BIOLASE common stock, at a ratio between one-for-two (1:2) and one-for-one hundred (1:100). Immediately after the special meeting, BIOLASE's board of directors (the "Board") approved a one-for-one hundred (1:100) reverse stock split of the outstanding shares of BIOLASE common stock (the “2023 Reverse Stock Split”). On July 26, 2023, BIOLASE filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 2023 Reverse Stock Split, which became effective on July 27, 2023. The amendment did not change the number of authorized shares of BIOLASE common stock.

Except as the context otherwise requires, all common stock share numbers, share price amounts (including exercise prices, conversion prices, and closing market prices), shares issued upon the conversion of preferred shares, and shares issued upon the exercise of warrants contained in the unaudited consolidated financial statements and notes thereto have been retroactively adjusted to reflect the 2023 Reverse Stock Split.

Liquidity and Management’s Plans

The Company incurred losses from operations and used cash in operating activities for the three and six months ended June 30, 2023 and for the years ended December 31, 2022, 2021, and 2020. The Company’s recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of June 30, 2023, the Company had working capital of approximately $9.8 million. The Company’s principal sources of liquidity as of June 30, 2023 consisted of approximately $6.9 million in cash and cash equivalents and $5.7 million of net accounts receivable. As of December 31, 2022, the Company had working capital of approximately $11.2 million, $4.2 million in cash and cash equivalents and $5.8 million of net accounts receivable. The increase in cash and cash equivalents since December 31, 2022 was primarily due to $8.5 million net proceeds from the January 2023 public offering, $3.7 million net proceeds from the May 2023 public offering, and $0.6 million proceeds from the exercise of warrants. This increase was partially offset by a net loss of $10.7 million and $0.9 million in capital expenditures. For additional information on the January 2023 public offering and the May 2023 public offering, see Note 4 – Convertible Redeemable Preferred Stock and Stockholders’ Equity—Warrants.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management, is discussed in the Company’s 2022 audited financial statements included in the 2022 Form 10-K. Management believes that there have been no significant changes during the six months ended June 30, 2023 in the Company’s critical accounting policies from those disclosed in the Company’s 2022 audited financial statements included in the 2022 Form 10-K.

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

The Company’s financial instruments, consisting of cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities, warrants, and the SWK Loan (as defined below) as discussed in Note 9 – Debt, approximate fair value because of the relative short maturity of these items and the market interest rates the Company could obtain.

Concentration of Credit Risk, Interest Rate Risk and Foreign Currency Exchange Rate

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with established commercial banks. At times, balances may exceed federally insured limits. To minimize the risk associated with trade accounts receivable, management performs ongoing credit evaluations of customers’ financial condition and maintains relationships with the Company’s customers that allow management to monitor current changes in business operations so the Company can respond as needed. The Company does not, generally, require customers to provide collateral before it sells them its products. However, the Company has required certain distributors to make prepayments for significant purchases of its products.

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the three and six months ended June 30, 2023 and 2022, respectively, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

NOTE 3—REVENUE RECOGNITION

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in customer contracts include delivery of laser systems, imaging systems, and consumables as well as certain ancillary services such as training and extended warranties. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract and vary according to the arrangement. Because the customer typically agrees to a stated rate and price in the contract that does not vary over the life of the contract, the Company’s contracts do not contain variable consideration. The Company establishes a provision for estimated warranty expenses.

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

Revenue from products and services transferred to customers at a single point in time accounted for 90% of net revenue for the three and six months ended June 30, 2023, and 90% of net revenue for the three and six months ended June 30, 2022. The majority of the Company’s revenue recognized at a point in time is for the sale of laser systems and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 10% of net revenue for the three and six months ended June 30, 2023, and 10% of net revenue for the three and six months ended June 30, 2022. The majority of the Company’s revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $0.4 million as of June 30, 2023 and December 31, 2022.

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

	June 30,	December 31,
	2023	2022
Undelivered elements (training, installation, product and support services)	$431	$447
Extended warranty contracts	2,116	2,082
Total deferred revenue	2,547	2,529
Less: long-term portion of deferred revenue	(311)	(418)
Deferred revenue — current	$2,236	$2,111

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at June 30, 2023 and December 31, 2022.

The amount of revenue recognized during the six months ended June 30, 2023 and 2022 that was included in the opening contract liability balance related to undelivered elements was $0.3 million and $0.4 million, respectively. The amount of revenue recognized related to extended warranty contracts was $1.1 million and $1.0 million, for the six months ended June 30, 2023 and 2022, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
United States	$10,741	$8,899	$17,499	$15,877
International	3,545	3,336	7,254	6,524
Net revenue	$14,286	$12,235	$24,753	$22,401

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue recognized over time	$1,415	$1,210	$2,584	$2,331
Revenue recognized at a point in time	12,871	11,025	22,169	20,070
Net revenue	$14,286	$12,235	$24,753	$22,401

The Company’s sales by end market were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
End-customer	$10,741	$8,899	$17,499	$15,877
Distributors	3,545	3,336	7,254	6,524
Net revenue	$14,286	$12,235	$24,753	$22,401

Shipping and Handling Costs and Revenues

Shipping and freight costs are treated as fulfillment costs. For shipments to end-customers, the customer bears the shipping and freight costs and has control of the product upon shipment. For shipments to distributors, the distributor bears the shipping and freight costs, including insurance, tariffs and other import/export costs.

NOTE 4—CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Board, without further stockholder authorization, may authorize the issuance from time to time of up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, as of June 30, 2023, 370,000 shares were designated as Series H, par value $0.001 per share and 125,000 shares were designated as Series I, par value $0.001 per share.

Preferred Stock

Series H Preferred Stock

On May 24, 2023, the Company consummated the sale of 175,000 Units (the "Units") with each Unit consisting of (A) one share of BIOLASE Series H Convertible Redeemable Preferred Stock, par value $0.001 per share and a stated value equal to $50.00 (the “Series H Convertible Preferred Stock”), and (B) one warrant (the “Series H Warrants”) to purchase one-half of one (0.50) share of Series H Convertible Preferred Stock, at a price to the public of $26.00 per Unit, less underwriting discounts and commissions. The public offering price of $26.00 per Unit reflects the issuance of the Series H Convertible Preferred Stock with an original issue discount of 48%. The Company filed a registration statement on Form S-1 in May 2023, which registered the Units, the Series H Convertible Preferred Stock, the Series H Warrants and the shares of Series H Convertible Preferred Stock and common stock underlying such securities and an additional 80,769 shares of Series H Convertible Preferred Stock that will be issued, if and when the Board declares such dividends, as paid in-kind dividends (“PIK dividends”) at a rate of 20% and the shares of Common Stock issuable upon conversion of the Series H Convertible Preferred Stock issued as PIK dividends. The registration statement was declared effective on May 24, 2023 and the offering closed on May 26, 2023. Each Warrant has an exercise price of $13.00 per share, is exercisable for one-half of one (0.5) share of Series H Convertible Preferred Stock, is immediately exercisable and will expire two (2) years from the date of issuance.

Each share of Series H Convertible Preferred Stock is convertible at the option of the holder at any time into the number of shares of BIOLASE common stock determined by dividing the $50.00 stated value per share by a conversion price of $13.98 (as adjusted for the 2023 Reverse Stock Split). Each outstanding share of Series H Convertible Preferred Stock is mandatorily redeemable by the Company in cash on May 24, 2025 (the "Maturity Date").

Gross proceeds from the offering were $4.6 million before broker fees and related expenses of approximately $0.9 million. In accordance with applicable accounting standards, the $4.6 million gross proceeds were allocated to the Series H Convertible Preferred Stock and the Series H Warrants in the amount of $3.4 million and $1.2 million, respectively. The allocation was based on the fair value of the Series H Warrants of $1.2 million as of the commitment date, with the residual proceeds of $3.4 million allocated to the

Series H Convertible Preferred Stock. Net proceeds allocated to the Series H Convertible Preferred Stock and Series H warrants was $2.7 million and $1.0 million respectively.

The Series H Convertible Preferred stock was classified as mezzanine equity as they are contingently redeemable prior to the Maturity Date and the conversion from preferred shares to shares of BIOLASE common stock is at the option of the holder at any time before the Maturity Date. The Series H warrants was classified as a liability as the warrants are convertible into preferred shares, which are mandatorily redeemable in cash upon the Maturity Date if they are not converted to shares of BIOLASE common stock before such date.

The Series H Convertible Preferred Stock was issued at a discount with the total redemption value of the Series H Convertible Preferred Shares and PIK Dividends of $10.5 million. The redemption value in excess of the net proceeds received allocated to the Series H Convertible Preferred Shares was $7.8 million and was recognized as a decrease in additional paid-in-capital at the commitment date. Upon conversion of Series H warrants to Series H Convertible Preferred shares, the value of the Series H Convertible Preferred shares issued is the stated value per share plus the PIK dividend. The redemption value in excess of the net proceeds received from the exercise of warrants and the fair value of such warrants is recognized as a decrease in additional paid-in-capital at the conversion date.

During the three months ended June 30, 2023, 20,000 of the Series H warrants were converted to Series H Convertible Preferred shares and during the three months ended June 30, 2023, 183,000 Series H Convertible Preferred shares were converted to BIOLASE common stock.

Series I Preferred Stock

On June 5, 2023, the Board declared a dividend of one one-thousandth of a share of Series I Preferred Stock, par value $0.001 per share ("Series I Preferred Stock"), for each share of BIOLASE common stock outstanding as of June 16, 2023 (as calculated on a pre 2023 Reverse Stock Split basis). The certificate of designation for the Series I Preferred Stock provided that all shares of Series I Preferred Stock not present in person or by proxy at any meeting of stockholders held to vote on the 2023 Reverse Stock Split immediately prior to the opening of the polls at such meeting would be automatically redeemed (the “Series I Initial Redemption”) and that any outstanding shares of Series I Preferred Stock that have not been redeemed pursuant to the Series I Initial Redemption would be redeemed in whole, but not in part, (i) if and when ordered by the Board or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation effecting the 2023 Reverse Stock Split that was subject to the vote (the "Series I Subsequent Redemption"). On July 20, 2023, the Series I Initial Redemption occurred, and on July 27, 2023, the Series I Subsequent Redemption occurred. As a result, no shares of Series I Preferred Stock remain outstanding as of July 27, 2023.

Series G Preferred Stock

On March 1, 2022, the Board declared a dividend of one one-thousandth of a share of Series G Preferred Stock, par value $0.001 per share ("Series G Preferred Stock"), for each share of BIOLASE common stock outstanding as of close of market on March 25, 2022 (as calculated on a pre 2022 Reverse Stock Split basis). The certificate of designation for the Series G Preferred Stock provided that all shares of Series G Preferred Stock not present in person or by proxy at the 2022 Annual Meeting immediately prior to the opening of the polls at the 2022 Annual Meeting would be automatically redeemed (the “Series G Initial Redemption”) and that any outstanding shares of Series G Preferred Stock that have not been redeemed pursuant to the Series G Initial Redemption would be redeemed in whole, but not in part, (i) if and when ordered by the Board or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation effecting the 2022 Reverse Stock Split that was subject to the vote at the 2022 Annual Meeting (the “Series G Subsequent Redemption”). On April 28, 2022, both the Series G Initial Redemption and the Series G Subsequent Redemption occurred. As a result, no shares of Series G Preferred Stock remain outstanding. On June 6, 2022, the Series G Preferred Stock was eliminated.

Series F Convertible Preferred Stock

On July 23, 2020, the Company consummated the sale of an aggregate of 18,000 shares of Series F Preferred Stock, par value $0.001 per share ("Series F Preferred Stock"), and 45,000,000 warrants (the “July 2020 Warrants”), exercisable for 18,000 shares of BIOLASE common stock, through a registered rights offering the Company completed on July 22, 2020 (the “Rights Offering”). Each share of Series F Preferred Stock was convertible at the Company’s option at any time on or after July 22, 2021 or at the option of the holder at any time, into the number of shares of BIOLASE common stock determined by dividing the $1,000 stated value per share of the Series F Preferred Stock by a conversion price of $1,000 per share. Each share of Series F Preferred Stock was convertible into one share of common stock, and 2,500 July 2020 Warrants entitled the holder thereof to purchase one share BIOLASE common stock at an exercise price of $1,000 per share.

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

The remaining shares of Series F Preferred Stock were converted into shares of BIOLASE common stock in the first quarter of 2022 with none outstanding as of June 30, 2023 and December 31, 2022. On March 3, 2022, the Series F Preferred Stock was eliminated.

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2017, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, directors of the Company, and consultants to the Company. As of June 30, 2023, a total of 1,244 shares have been authorized for issuance under the 2002 Plan, of which approximately 413 shares of BIOLASE common stock have been issued pursuant to options that were exercised and restricted stock units ("RSUs") that were vested, approximately 224 shares of common stock have been reserved for options that are outstanding, and no shares of common stock remain available for future grants.

2018 Stock Incentive Plan

At the 2018 annual meeting of stockholders, the Company’s stockholders approved the 2018 Long-Term Incentive Plan (as amended effective as of September 21, 2018, May 15, 2019, May 13, 2020, June 11, 2021, and April 27, 2023 the “2018 Plan”). The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors, and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders.

Under the terms of the 2018 Plan, approximately 42,212 shares of BIOLASE common stock remain available for issuance as of June 30, 2023. As of June 30, 2023, a total of 112,268 shares of common stock have been authorized for issuance under the 2018 Plan, of which approximately 5,560 shares have already been issued and approximately 64,496 shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options or stock appreciation rights ("SARs"), and/or settlement of unvested RSUs or phantom awards under the 2018 Plan.

The Company recognized stock-based compensation expense of $0.1 million and $0.8 million for the three and six months ended June 30, 2023, respectively, and $0.9 million and $1.1 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and 2022, the Company had approximately $1.0 million and $2.0 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that expense to be recognized over a weighted-average period of 1.1 years.

The following table summarizes the statement of operations classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of revenue	$5	$93	$23	$113
Sales and marketing	105	213	302	312
General and administrative	(25)	109	405	151
Engineering and development	(1)	475	45	524
Total	$84	$890	$775	$1,100

A summary of option activity for the six months ended June 30, 2023 is as follows (in thousands, except per share data):

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value (1)
Options outstanding as of December 31, 2022	1	$7,494.72	5.8	$—
Forfeited, cancelled, or expired (2)	—	$23,791.67	—	$—
Options outstanding as of June 30, 2023	1	$7,419.60	5.3	$—
Options exercisable as of June 30, 2023	1	$7,569.48	5.2	$—
Vested options expired during the period ended June 30, 2023	—	$—

(1)
The intrinsic value calculation does not include negative values, which can occur when the fair market value on the reporting date is less than the exercise price of the award.
(2)
Shares rounded to less than 1,000 as adjusted for the 2023 reverse stock split.

A summary of unvested stock option activity for the six months ended June 30, 2023 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares (1)	Date Fair Value
Unvested options as of December 31, 2022	—	$1,438.11
Vested	—	$1,595.99
Unvested options as of June 30, 2023	—	$1,366.14

(1)
Rounded to less than 1,000 shares as adjusted for the 2023 reverse stock split.

Fair value disclosures related to grants, exercises and vested options are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total fair value of stock options vested during the period	$4	$10	$10	$24

Stock Option Activity

There were no option grants or exercises during the three and six months ended June 30, 2023 and 2022.

Restricted Stock Units

A summary of unvested RSU activity for the six months ended June 30, 2023 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs as of December 31, 2022	4	$526.80
Granted	57	$11.46
Vested	(9)	$158.09
Forfeited or cancelled	—	$1,501.38
Unvested RSUs as of June 30, 2023	52	$28.63

Warrants

The Company issues warrants to acquire shares of BIOLASE common stock as approved by the Board.

May 2023 Public Offering

On May 24, 2023, the Company entered into the Underwriting Agreement, pursuant to which the Company agreed to sell in a firm commitment underwritten public offering 175,000 units, with each Unit consisting of (A) one share of the Company’s Series H Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series H Convertible Preferred Stock”), and (B) one warrant to purchase one-half of one (0.50) share of Series H Convertible Preferred Stock, at a price to the public of $26.00 per Unit, less underwriting discounts and commissions. Each Warrant has an exercise price of $13.00 per share, is exercisable for one-half of one (0.5) share of Series H Convertible Preferred Stock, is immediately exercisable and will expire two (2) years from the date of issuance.

Based on the terms and conditions of the May 2023 public offering, the Company determined that liability classification was appropriate for the warrants and recognized the gross proceeds from the issuance allocated to the warrants in excess of par of $1.2 million in accrued expenses and expensed issuance costs of $0.2 million allocated to the warrants.

January 2023 Public Offering

On January 9, 2023, the Company completed a public offering, pursuant to which the Company agreed to issue, in a registered direct offering, 171,678 shares of BIOLASE common stock, par value $0.001 per share, and pre-funded warrants to purchase 114,035 shares of BIOLASE common stock with an exercise price of $1.00 per share. The purchase price for one share of common stock was determined to be $35.00, and the purchase price for one January 2023 Pre-Funded Warrant was determined to be $34.00. The Company received aggregate gross proceeds from the transactions of approximately $9.9 million, before deducting underwriting discounts and commissions and other transaction expenses paid by the Company.

Based on the terms and conditions of the January 2023 public offering, the Company determined that equity classification was appropriate for the pre-funded warrants and recognized the net proceeds from the issuance of common stock and pre-funded warrants in excess of par of $8.5 million in additional paid-in capital.

June 2022 Direct Offering and Private Placement

On June 27, 2022, the Company entered into a Securities Purchase Agreement with certain accredited institutional investors, pursuant to which the Company agreed to issue to the Purchasers (as defined therein), (i) in a registered direct offering, 6,787 shares of BIOLASE common stock, and pre-funded warrants to purchase 7,266 shares of BIOLASE common stock (the “June 2022 Pre-Funded Warrants”) with an exercise price of $0.1 per share, and (ii) in a concurrent private placement, warrants to purchase 14,054 shares of BIOLASE common stock (each a "Common Warrant" and together with the June 2022 Pre-Funded Warrants, the “June 2022 Warrants”). The combined purchase price for one share of BIOLASE common stock and one Common Warrant was $462.5, and the combined purchase price for one June 2022 Pre-Funded Warrant and one Common Warrant was $462.4. In the offering and concurrent private placement, the Company received aggregate gross proceeds of approximately $6.5 million before deducting fees to the placement agent and other transaction expenses.

Based on the terms and conditions of the June 2022 Warrants, the Company determined that equity classification was appropriate and recognized the net proceeds in excess of par of $5.6 million in additional paid-in capital.

A summary of the share equivalent of warrant activity for the six months ended June 30, 2023 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding as of December 31, 2022	21	$656.28
Granted or Issued	427	$953.07
Exercised	(186)	$501.73
Warrants outstanding as of June 30, 2023	262	$1,248.63
Warrants exercisable as of June 30, 2023	262	$1,248.63
Vested warrants expired during the period ended June 30, 2023	—	$—

Phantom Awards and Stock Appreciation Rights

Since March 31, 2021, the Company has issued 4,414 phantom RSUs in lieu of stock-settled RSUs historically granted for leadership bonuses and non-employee director service. The phantom RSUs have either time-based or performance-based vesting conditions and could be settled in cash in 2024 with the Company's option to settle the award in BIOLASE common stock at the sole discretion of the Board. At inception, these phantom RSUs were included as a component of long-term liability on the consolidated balance sheet and were not considered stock-based compensation due to the cash-settlement feature of the award and current limitation on the number of remaining shares authorized for issuance. In 2022, as a result of the 2022 Reverse Stock Split, the phantom awards were reclassed to equity and included as a component of additional paid-in-capital in the amount of $0.1 million, with a portion remaining as a component of long-term liability on the consolidated balance sheet due to certain guaranteed minimums, and the expense subsequent to the remeasurement date considered stock-based compensation. The expense recognized during the three and six months ended June 30, 2023 was $0.1 million and $0.2 million, respectively, and the expense recognized during the three and six months ended June 30, 2022 was ($0.1 million) and $0.0 million, respectively, due to decreases in fair value. As of June 30, 2023, $0.4 million was included in accrued liabilities on the consolidated balance sheet. The balance included in long-term liabilities as of December 31, 2022, was $0.3 million.

During the year ended December 31, 2021, the Company issued approximately 386 SARs in lieu of stock-settled RSUs historically granted for non-employee director service. Upon exercise, the SARs could be settled in cash with the Company's option to settle in BIOLASE common stock at the sole discretion of the Board. These SARS were included in accrued liabilities on the consolidated balance sheet and not considered stock-based compensation due to the cash-settlement feature of the award and limitation on the number of remaining shares authorized for issuance. In 2022, as a result of the 2022 Reverse Stock Split, the SARs were reclassed to equity and included as a component of additional paid-in-capital on the consolidated balance sheet in the amount of $0.5 million. These SARs were fully vested in 2022. No expense was recognized during the three and six months ended June 30, 2023 and the expense recognized during the three and six months ended June 30, 2022 was $0.1 million and $0.3 million, respectively, and was included in additional paid-in-capital on the consolidated balance sheet as of December 31, 2022.

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of BIOLASE common stock outstanding for the period. In computing diluted net loss per share, the weighted average number of shares of common stock outstanding is adjusted to reflect the effect of potentially dilutive securities. Net income (loss) is adjusted for any deemed dividends to preferred stockholders to compute net income attributable to common stockholders. The January 2023 Pre-Funded Warrants were included in the calculation of basic and diluted loss per share for the three and six months ended June 30, 2023 as the underlying warrant shares are issuable for little or no cash consideration.

Outstanding stock options, RSUs, preferred shares, and warrants to purchase approximately 366,154 and 25,919 shares were not included in the calculation of diluted loss per share amounts for the periods ended June 30, 2023 and June 30, 2022, respectively, as their effect would have been anti-dilutive.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$6,873	$6,697
Work-in-process	1,841	1,871
Finished goods	4,616	7,316
Inventory	$13,330	$15,884

Inventory has been reduced by estimates for excess and obsolete amounts totaling $2.1 million and $2.2 million as of June 30, 2023 and December 31, 2022, respectively.

During the three months ended June 30, 2023, $1.7 million of inventory was reclassed to property, plant and equipment for lasers transferred to potential customers and other sales representatives without any payment in prior periods.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2023	2022
Building	$202	$199
Leasehold improvements	1,167	464
Equipment and computers	14,107	8,566
Furniture and fixtures	506	475
Construction in progress	346	2,957
Total	16,328	12,661
Accumulated depreciation and amortization	(10,115)	(8,538)
Property, plant, and equipment, net before land	6,213	4,123
Land	158	155
Property, plant, and equipment, net	$6,371	$4,278

Depreciation and amortization expense related to property, plant, and equipment totaled $1.4 million and $1.6 million for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively.

During the three months ended June 30, 2023, the Company revised its accounting for laser equipment transferred as part of its marketing efforts to potential customers and other sales representatives without any payment. As a result, a cumulative adjustment of $0.8 million was recorded to depreciation expense in the three and six months ended June 30, 2023. If the December 31, 2022 balance sheet was conformed to current period presentation, in addition to recording the cumulative adjustment to retained earnings, the adjustment would have decreased inventory by $1.7 million and increased property, plant and equipment, net by $0.9 million.

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

Due to the further decrease in the stock price of BIOLASE common stock during the three months ended March 31, 2023 decreasing the implied fair value of the business, the Company performed an additional quantitative assessment of impairment over goodwill and determined that there was no impairment to our goodwill as of March 31, 2023. Goodwill was valued using an equally weighted income approach and market approach. The unobservable inputs utilized in determining the fair value of the goodwill, which is categorized as a Level 3 instrument, are the discount rate of 25.0% and various revenue growth rates utilized in the financial forecast of future cash flows. No events have occurred since March 31, 2023 through the date of these unaudited consolidated financial statements that would trigger further impairment testing of the Company’s intangible assets and goodwill.

As of June 30, 2023 and December 31, 2022, the Company had goodwill of $2.9 million. As of June 30, 2023 and December 31, 2022, all intangible assets have been fully amortized, and no amortization expense was recognized during the three and six months ended June 30, 2023 and 2022.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2023	2022
Payroll and benefits	$3,049	$4,674
Warranty accrual, current portion	1,375	1,293
Lease liability	861	638
Stock warrant liability	815	—
Taxes	381	432
Accrued professional services	284	591
Accrued insurance premium	166	490
Other	803	1,092
Accrued liabilities	$7,734	$9,210

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties are included within accrued liabilities and were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Balance, beginning of period	$1,855	$1,138	$1,653	$1,086
Provision for estimated warranty cost	802	910	1,960	1,461
Warranty expenditures	(885)	(815)	(1,841)	(1,314)
Balance, end of period	1,772	1,233	1,772	1,233
Less: long-term portion of warranty accrual	397	431	397	431
Current portion of warranty accrual	$1,375	$802	$1,375	$802

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

NOTE 9—DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	June 30,	December 31,
	2023	2022
SWK Loan	$14,650	$14,650
EIDL Loan	150	150
Discount and debt issuance costs on SWK Loan	(798)	(1,009)
Total	14,002	13,791
Current term loans, net of discount	2,100	700
Non-current term loans, net of discount	$11,902	$13,091

The Company recognized approximately $0.6 million and $1.2 million in interest expense for the three and six months ended June 30, 2023, respectively, and $0.4 million and $0.9 million in interest expense for the three and six months ended June 30, 2022, respectively. The weighted-average interest rate as of June 30, 2023 was 13.96%.

The future minimum principal and interest payments as of June 30, 2023 are as follows (in thousands):

	Principal	Interest (1)
Remainder of 2023	$700	$978
2024	2,800	1,690
2025	11,150	741
2026	—	9
2027 and thereafter	150	89
Total future payments	$14,800	$3,507

(1) Estimated using London Interbank Bank Offered Rate (“LIBOR”) as of June 30, 2023

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (as amended, restated, and supplemented from time to time, the “Credit Agreement”) with SWK Funding LLC (“SWK”), pursuant to which the Company has outstanding principal of $13.3 million (“SWK Loan”) as of June 30, 2023. In addition, pursuant to the Credit Agreement, we are required to pay certain exit fees totaling $1.4 million upon loan termination which are recorded as a debt premium. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement and subsequent amendments as discussed in the Company’s 2022 Form 10-K, repayment of the SWK Loan is interest-only for the first two years, paid quarterly, with the option to extend the interest-only period. Principal repayments were to begin in the first quarter of 2021. On June 30, 2022 the Company entered into the ninth amendment to the Credit Agreement (the "Ninth Amendment"), which extended the interest-only period by two quarters from May 2023 to November 2023. On December 30, 2022, the Company entered into the tenth amendment to the Credit Agreement, which lowered the required minimum consolidated unencumbered liquid assets from $3 million to $2.5 million and removed the conditional minimum last twelve months aggregate revenue and EBITDA as of the end of the twelve-month period ended December 31, 2022. In connection with the Ninth Amendment, the Company prepaid $1.0 million of the outstanding loan balance. Principal repayments begin in November 2023 and will be $0.7 million quarterly until the SWK Loan matures in May 2025. The loan bears interest of 9% plus LIBOR with a floor of 1.25% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists.

As of June 30, 2023, the Company was in compliance with the debt covenants of the Credit Agreement.

EIDL Loan

On May 22, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the Small Business Administration (the "SBA") under its Economic Injury Disaster Loan assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $150,000, with the proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75%, per annum, and installment payments, including principal and interest, are due monthly beginning in July 2021 and are payable through July 2050. In April 2021, the SBA announced that it was extending the first payment due date for all loans until 2022, or 24 months from the loan execution date. In March 2022, the SBA announced that it was extending the first payment due date for all loans an additional six months, or 30 months from the loan execution date. The Company began making payments on the EIDL Loan starting in November 2022. Fixed payments are first applied to any accrued interest.

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

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$92	$69	$159	$135
Right-of-use assets obtained in exchange for new operating lease obligations	$19	$118	$483	$562
Weighted-average remaining lease term	2.3 years	3.2 years	2.3 years	3.2 years
Weighted-average discount rate	12.3%	12.3%	12.3%	12.3%

Lease expense consists of payments for real property, office copiers, and IT equipment. The Company recognizes payments for non-lease components such as common area maintenance in the period incurred. As of June 30, 2023, the Company had no significant leases that had not commenced.

The Company allocates lease cost amongst lease and non-lease components. The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of June 30, 2023 for leases that have commenced are as follows (in thousands):

June 30,
2024	$1,056
2025	933
2026	412
2027	—
2028 and thereafter	—
Total future minimum lease obligations	2,401
Less imputed interest	(321)
Total lease liabilities	$2,080

Current operating lease liabilities, included in accrued liabilities	$861
Non-current lease liabilities	1,219
Total lease liabilities	$2,080

As of June 30, 2023, right-of-use assets were $1.9 million and lease liabilities were $2.1 million.

Rent expense totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2023 and $0.3 million and $0.5 million for the three and six months ended June 30, 2022.

Future minimum rental commitments under lease agreements, as of June 30, 2023, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

Year Ended
December 31,
Remainder of 2023	$532
2024	1,049
2025	817
2026	3
2027 and thereafter	—
Total future minimum lease obligations	2,401
Less imputed interest	(321)
Total lease liabilities	$2,080

NOTE 11—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three and six months ended June 30, 2023, sales to customers in the United States accounted for approximately 75% and 71% of net revenue, respectively, and international sales accounted for approximately 25% and 29% of net revenue, respectively. For the three and six months ended June 30, 2022, sales to customers in the United States accounted for approximately 73% and 71% of net revenue, respectively, and international sales accounted for approximately 27% and 29% of net revenue, respectively. No individual country, other than the United States, represented more than 10% of total net revenue during the three and six months ended June 30, 2023 or 2022.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
United States	$10,741	$8,899	$17,499	$15,877
International	3,545	3,336	7,254	6,524
Net revenue	$14,286	$12,235	$24,753	$22,401

Property, plant, and equipment by geographic location was as follows (in thousands):

	June 30,	December 31,
	2023	2022
United States	$6,127	$4,032
International	244	246
Total	$6,371	$4,278

NOTE 12—CONCENTRATIONS

Revenue from the Company’s products are as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
Laser systems	$8,754	61.3%	$7,987	65.3%	$15,019	60.7%	$14,322	63.9%
Consumables and other	4,117	28.8%	3,038	24.8%	7,150	28.9%	5,748	25.7%
Services	1,415	9.9%	1,210	9.9%	2,584	10.4%	2,331	10.4%
Net revenue	$14,286	100.0%	$12,235	100.0%	$24,753	100.0%	$22,401	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and six months ended June 30, 2023 or 2022.

The Company maintains its cash and cash equivalents in money market investment accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable at June 30, 2023. As of December 31, 2022 accounts receivable from one customer totaled approximately 12% of total gross accounts receivable. The entire balance was either current or outstanding for less than 30 days.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and six months ended June 30, 2023 and 2022. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three and six months ended June 30, 2023, the Company recorded an income tax provision of $31,000, resulting in an effective tax rate of 0.6% and 0.3%, respectively. During the three and six months ended June 30, 2022, the Company recorded an income tax provision of $23,000 and $40,000, respectively, resulting in an effective tax rate of 0.4%. The income tax provisions and benefit for the three and six months ended June 30, 2023 and 2022 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

NOTE 14—SUBSEQUENT EVENTS

At a special meeting of BIOLASE stockholders held on July 20, 2023 (the "special meeting"), BIOLASE stockholders approved an amendment to BIOLASE’s Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), to effect a reverse stock split of BIOLASE common stock, at a ratio between one-for-two (1:2) and one-for-one hundred (1:100). Immediately after the special meeting, the Board approved a one-for-one hundred (1:100) reverse stock split of the outstanding shares of BIOLASE common stock (the “2023 Reverse Stock Split”). On July 26, 2023, BIOLASE filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 2023 Reverse Stock Split, which became effective on July 27, 2023. The amendment did not change the number of authorized shares of BIOLASE common stock. On July 20, 2023, the Series I Initial Redemption occurred and on July 27, 2023 the Series I Subsequent Redemption occurred. As a result, no shares of Series I Preferred Stock remain outstanding.

On July 21, 2023, the Company filed a registration statement on Form S-1 for the issuance of units consisting of common stock and warrants to purchase common stock. The equity raise, which is subject to conditions including the SEC declaring the registration statement effective and market conditions, is expected to be completed in the third quarter of 2023.

On August 10, 2023, the Company entered into Change in Control Agreements with each of Jennifer Bright and Steven Sandor, the Company’s Chief Financial Officer and Chief Operating Officer, respectively. Pursuant to the Agreements, in the event of a change in control of the Company, as defined therein, in the event of Ms. Bright’s or Mr. Sandor’s termination without cause or resignation for good reason within 18 months following such change in control, Ms. Bright and Mr. Sandor will be entitled to certain severance benefits, including a lump sum payment equal to nine months of their base salary then in effect. The foregoing description of the Change in Control Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed as Exhibit 10.1 and 10.2 to this Quarterly Report on Form 10-Q.

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

Overview

BIOLASE, Inc. (“BIOLASE” and, together with its consolidated subsidiaries, the “Company,” “we,” “our” or “us”) is a leading provider of advanced laser systems for the dental industry. We develop, manufacture, market, and sell laser systems that provide significant benefits for dental practitioners and their patients. Our proprietary systems allow dentists, periodontists, endodontists, pediatric dentists, oral surgeons, and other dental specialists to perform a broad range of minimally invasive dental procedures, including cosmetic, restorative, and complex surgical applications. Our laser systems are designed to provide clinically superior results for many types of dental procedures compared to those achieved with drills, scalpels, and other conventional instruments. Potential patient benefits include less pain, fewer shots, faster healing, decreased fear and anxiety, and fewer appointments. Potential practitioner benefits include improved patient care and the ability to perform a higher volume and wider variety of procedures.

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is an effective, safe solution for preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. As of December 31, 2022 we maintained approximately 259 active and 24 pending United States and international patents, with the majority relating to our Waterlase technology. Our patent portfolio is regularly evaluated, and we strategically prioritize our core patents to ensure optimal intellectual property coverage while minimizing annual maintenance fees. From 1998 through December 31, 2022, we have sold over 45,500 laser systems in over 80 countries around the world, and we believe that Waterlase iPlus is the world’s best-selling all-tissue dental laser. Since 1998, we have been the global leading innovator, manufacturer, and marketer of dental laser systems.

We also manufacture and sell consumable products and accessories for our laser systems. Our Waterlase and diode systems use disposable laser tips of differing sizes and shapes depending on the procedure being performed. We also market flexible fibers and hand pieces that dental practitioners replace at some point after initially purchasing laser systems. For our Epic line of diode laser systems, we sell teeth whitening gel kits. During the quarter ended June 30, 2023, the sale of lasers accounted for approximately 61% of our total sales, and consumables, accessories, and services accounted for approximately 39% of our total sales.

We currently operate in a single reportable business segment. We had net revenues of $14.3 million and $24.8 million for the three and six months ended June 30, 2023, respectively, and net revenues of $12.2 million and $22.4 million for the three months ended June 30, 2022, respectively. We had net losses of $4.9 million and $10.7 million for the three and six months ended June 30, 2023, respectively, and $5.6 million and $10.4 million for the three and six months ended June 30, 2022, respectively. We had total assets of $39.6 million and $38.2 million as of June 30, 2023 and December 31, 2022, respectively.

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

The Company experienced revenue growth of 17% and 11% for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The Company is currently forecasting revenue for fiscal year 2023 to be significantly above fiscal year 2022, as the Company's strategy described above continues to generate sales to new customers and additional consumable sales to existing customers.

In 2021, we designed, developed, received FDA clearance for, and began production of a laser using our proprietary Er,Cr:YSGG laser technology in partnership with EdgeEndo, a leading endodontic company. The EdgePro is a state-of-the-art microfluidic irrigation device designed to clean and disinfect root canals. The partnership with EdgeEndo is our first exclusive original equipment manufacturer ("OEM") agreement.

Recent Developments

Series H Preferred Stock

On May 24, 2023, BIOLASE entered into an underwriting agreement (the “Underwriting Agreement”), pursuant to which BIOLASE agreed to sell to the underwriters in a firm commitment underwritten public offering 175,000 units (each, a “Unit” and collectively, the “Units”), with each Unit consisting of (A) one share of the Company’s Series H Convertible Redeemable Preferred Stock, par value $0.001 per share and a stated value equal to $50.00 (the “Series H Convertible Preferred Stock”), and (B) one warrant (each, a “Warrant” and collectively, the “Series H Warrants”) to purchase one-half of one (0.50) share of Series H Convertible Preferred Stock, at a price to the public of $26.00 per Unit, less underwriting discounts and commissions. The public offering price of $26.00 per Unit reflects the issuance of the Series H Convertible Preferred Stock with an original issue discount of 48%. BIOLASE also registered under the Registration Statement an additional 80,769 shares of Series H Convertible Preferred Stock that will be issued, if and when the Board declares such dividends, as paid in-kind dividends (“PIK dividends”) and the shares of Common Stock issuable upon conversion of the Series H Convertible Preferred Stock issued as PIK dividends. Each Warrant has an exercise price of $13.00 per share, is exercisable for one-half of one (0.5) share of Series H Convertible Preferred Stock, is immediately exercisable and will expire two (2) years from the date of issuance. Gross proceeds from the offering were $4.6 million before broker fees and related expenses.

Series I Preferred Stock

On June 5, 2023, the Board declared a dividend of one one-thousandth of a share of Series I Preferred Stock, par value $0.001 per share ("Series I Preferred Stock"), of BIOLASE common stock outstanding as of June 16, 2023 (as calculated on a pre 2023 Reverse Stock Split basis). The certificate of designation for the Series I Preferred Stock provided that all shares of Series I Preferred Stock not present in person or by proxy at any meeting of stockholders held to vote on the 2023 Reverse Stock Split immediately prior to the opening of the polls at such meeting would be automatically redeemed (the “Series I Initial Redemption”) and that any outstanding shares of Series I Preferred Stock that have not been redeemed pursuant to the Series I Initial Redemption would be redeemed in whole, but not in part, (i) if and when ordered by the Board or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation effecting the 2023 Reverse Stock Split that was subject to the vote (the "Series I Subsequent Redemption"). On July 20, 2023 the Series I Initial Redemption occurred, and on July 27, 2023, the Series I Subsequent Redemption occurred. As a result, no shares of Series I Preferred Stock remain outstanding as of July 27, 2023.

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2022 Form 10-K. There have been no significant changes during the six months ended June 30, 2023 in our critical accounting policies from those disclosed in Item 7 of the 2022 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited operating results, expressed in thousands and as percentages of net revenue:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
Net revenue	$14,286	100.0%	$12,235	100.0%	$24,753	100.0%	$22,401	100.0%
Cost of revenue	8,168	57.2%	7,094	58.0%	15,299	61.8%	12,531	55.9%
Gross profit	6,118	42.8%	5,141	42.0%	9,454	38.2%	9,870	44.1%
Operating expenses:
Sales and marketing	6,189	43.3%	5,402	44.2%	10,812	43.7%	10,216	45.6%
General and administrative	2,357	16.5%	3,141	25.7%	4,815	19.5%	5,717	25.5%
Engineering and development	1,444	10.1%	1,653	13.5%	2,991	12.1%	3,197	14.3%
Total operating expenses	9,990	69.9%	10,196	83.4%	18,618	75.3%	19,130	85.4%
Loss from operations	(3,872)	(27.1)%	(5,055)	(41.4)%	(9,164)	(37.1)%	(9,260)	(41.3)%
Non-operating loss, net	(965)	(6.8)%	(533)	(4.4)%	(1,522)	(6.1)%	(1,086)	(4.8)%
Loss before income tax provision	(4,837)	(33.9)%	(5,588)	(45.8)%	(10,686)	(43.2)%	(10,346)	(46.1)%
Income tax provision	(31)	(0.2)%	(23)	(0.2)%	(31)	(0.1)%	(40)	(0.2)%
Net loss	$(4,868)	(34.1)%	$(5,611)	(46.0)%	$(10,717)	(43.3)%	$(10,386)	(46.3)%

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation and amortization, stock-based and other non-cash compensation, severance expense, and the change in allowance for doubtful accounts. Management uses adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by us may be different from similarly named non-GAAP financial measures used by other companies.

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
GAAP net loss attributable to common stockholders	$(4,868)	$(5,611)	$(10,717)	$(10,603)
Deemed dividend on convertible preferred stock	—	—	—	217
GAAP net loss	$(4,868)	$(5,611)	$(10,717)	$(10,386)
Adjustments:
Interest expense, net	583	430	1,160	863
Income tax provision	31	23	31	40
Depreciation and amortization	1,424	130	1,573	247
Severance expense	229	—	229	—
Change in allowance for doubtful accounts	59	59	42	143
Stock-based and other non-cash compensation	84	890	775	1,100
Other (income) expense, net	147	—	147	—
Adjusted EBITDA	$(2,311)	$(4,079)	$(6,760)	$(7,993)

Other (income) expense, net for the three months ended June 30, 2023 relates to issuance costs from the May 2023 public offering that were allocated to the Series H warrants and immediately expensed due to the liability classification of the awards. These expenses were partially offset by gains recorded on the revaluation of these awards during the period.

Comparison of Results of Operations

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

Net Revenue: The following table summarizes our unaudited net revenue by category, including each category’s percentage of our total revenue, for the three months ended June 30, 2023 and 2022, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended
	June 30,				Amount	Percent
	2023		2022		Change	Change
Laser systems	$8,754	61.3%	$7,987	65.3%	$767	9.6%
Consumables and other	4,117	28.8%	3,038	24.8%	1,079	35.5%
Services	1,415	9.9%	1,210	9.9%	205	16.9%
Net revenue	$14,286	100.0%	$12,235	100.0%	$2,051	16.8%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended June 30, 2023 and 2022, as well as the amount of change and percentage of change in each geographic revenue category (dollars in thousands):

	Three Months Ended
	June 30,				Amount	Percent
	2023		2022		Change	Change
United States	$10,741	75.2%	$8,899	72.7%	$1,842	20.7%
International	3,545	24.8%	3,336	27.3%	209	6.3%
Net revenue	$14,286	100.0%	$12,235	100.0%	$2,051	16.8%

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

Net revenue during the three months ended June 30, 2023 increased by $2.1 million, or 17% as compared to the same period in 2022 primarily due to an increase in laser sales in the U.S. and consumable sales. Net revenue was $14.3 million during the three months ended June 30, 2023 compared to $12.2 million for the same period in 2022.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended June 30, 2023 and 2022, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	June 30,				Amount	Percent
	2023		2022		Change	Change
Net revenue	$14,286	100.0%	$12,235	100.0%	$2,051	16.8%
Cost of revenue	8,168	57.2%	7,094	58.0%	1,074	15.1%
Gross profit	$6,118	42.8%	$5,141	42.0%	$977	19.0%

Gross profit as a percentage of net revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the three months ended June 30, 2023, was $6.1 million, or 43% of net revenue, an increase of approximately $1.0 million, or 19%, as compared with gross profit of $5.1 million, or 42% of net revenue, for the same period in 2022. The increase of 1% in gross profit as a percentage of net revenue when compared to the same period in 2022 reflects improvement from changing to new suppliers, which resulted in lower warranty expenses.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the three months ended June 30, 2023 and 2022, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	June 30,				Amount	Percent
	2023		2022		Change	Change
Sales and marketing	$6,189	43.3%	$5,402	44.1%	$787	14.6%
General and administrative	2,357	16.5%	3,141	25.7%	(784)	(25.0)%
Engineering and development	1,444	10.1%	1,653	13.5%	(209)	(12.6)%
Total operating expenses	$9,990	69.9%	$10,196	83.3%	$(206)	(2.0)%

Sales and Marketing Expense. Sales and marketing expenses during the three months ended June 30, 2023 increased by $0.8 million, or 15%, as compared to the same period in 2022. This increase of $0.8 million is primarily due to $1.1 million in recognition of depreciation expense for equipment used in sales and marketing for demos, training and educational purposes, of which $0.8 million was non-recurring, and $0.1 million for severance expense that did not occur in 2022. These increases were partially offset by $0.2 million in decreased advertising spending, $0.1 million in lower travel and tradeshow-related expenses and $0.1 million in lower compensation expense.

General and Administrative Expense. General and administrative expenses during the three months ended June 30, 2023 decreased by $0.8 million, or 25%, compared to the same period in 2022. This decrease of $0.8 million is primarily due to a $0.5 million decrease in legal and consulting spending and a $0.4 million decrease in stock-based compensation expense, partially offset by $0.1 million of increases in various other expenses.

Engineering and Development Expense. Engineering and development expenses during the three months ended June 30, 2023 decreased by $0.2 million, or 13%, compared to the same period in 2022. This decrease of $0.2 million is primarily from compensation, legal and consulting expenses driven by fewer engineering projects for 2023 as compared to 2022.

Non-Operating Loss

Loss on Foreign Currency Transactions. We realized an approximately $0.2 million loss on foreign currency transactions during the three months ended June 30, 2023 compared to an approximately $0.1 million loss on foreign currency transactions during the three months ended June 30, 2022, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $0.6 million during the three months ended June 30, 2023 compared to $0.4 million for the same period in 2022, an increase of 36%. This increase was due to the rise in interest rates on our term loan.

Other (Income) Expense, Net. Other Expenses during the three months ended June 30, 2023 was $0.1 million and relates to issuance costs from the May 2023 public offering that were allocated to the Series H warrants and immediately expensed due to the liability classification of the awards. These expenses were partially offset by gains recorded on the revaluation of these awards during the period.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes for the three months ended June 30, 2023 was consistent with the same period in 2022. For additional information regarding income taxes, see Part I, Item I, Note 13 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $4.9 million for the three months ended June 30, 2023 compared to a net loss of $5.6 million for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

Net Revenue: The following table summarizes our unaudited net revenue by category, including each category’s percentage of our total revenue, for the six months ended June 30, 2023 and 2022, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Six Months Ended
	June 30,				Amount	Percent
	2023		2022		Change	Change
Laser systems	$15,019	60.7%	$14,322	63.9%	$697	4.9%
Consumables and other	7,150	28.9%	5,748	25.7%	1,402	24.4%
Services	2,584	10.4%	2,331	10.4%	253	10.9%
Net revenue	$24,753	100.0%	$22,401	100.0%	$2,352	10.5%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the six months ended June 30, 2023 and 2022, as well as the amount of change and percentage of change in each geographic revenue category (dollars in thousands):

	Six Months Ended
	June 30,				Amount	Percent
	2023		2022		Change	Change
United States	$17,499	70.7%	$15,877	70.9%	$1,622	10.2%
International	7,254	29.3%	6,524	29.1%	730	11.2%
Net revenue	$24,753	100.0%	$22,401	100.0%	$2,352	10.5%

Net revenue during the six months ended June 30, 2023 increased by $2.4 million, or 10.5% as compared to the same period in 2022, primarily due to an increase in worldwide laser sales and consumable sales. Net revenue was $24.8 million during the six months ended June 30, 2023 compared to $22.4 million for the same period in 2022. In the U.S., net revenue increased by $1.6 million, or 10%, and outside the U.S., net revenue increased by $0.7 million, or 11%, during the six months ended June 30, 2023 as compared to the same period in 2022.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the six months ended June 30, 2023 and 2022, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended
	June 30,				Amount	Percent
	2023		2022		Change	Change
Net revenue	$24,753	100.0%	$22,401	100.0%	$2,352	10.5%
Cost of revenue	15,299	61.8%	12,531	55.9%	2,768	22.1%
Gross profit	$9,454	38.2%	$9,870	44.1%	$(416)	(4.2)%

Gross profit as a percentage of net revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the six months ended June 30, 2023, was $9.5 million, or 38% of net revenue, a decrease of approximately $0.4 million, or 4%, as compared with gross profit of $9.9 million, or 44% of net revenue, for the same period in 2022. The decrease of 6% in gross profit as a percentage of net revenue reflects (i) the impact of supply chain issues we have encountered during the three months ended March 31, 2023 compared to the same period in 2022 requiring us to change to new suppliers, (ii) the effect of an increase in the percentage of our revenue generated outside the U.S., where margins are lower than our U.S. business, and (iii) a higher volume of lower margin OEM products launched at the beginning of 2022.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the six months ended June 30, 2023 and 2022, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended
	June 30,				Amount	Percent
	2023		2022		Change	Change
Sales and marketing	$10,812	43.6%	$10,216	45.6%	$596	5.8%
General and administrative	4,815	19.5%	5,717	25.5%	(902)	(15.8)%
Engineering and development	2,991	12.1%	3,197	14.3%	(206)	(6.4)%
Total operating expenses	$18,618	75.2%	$19,130	85.4%	$(512)	(2.7)%

Sales and Marketing Expense. Sales and marketing expenses during the six months ended June 30, 2023 increased by $0.6 million, or 6%, as compared to the same period in 2022. This increase of $0.6 million is primarily due to $1.1 million in recognition of depreciation expense for equipment used in sales and marketing for demos, training and educational purposes, of which $0.8 million was non-recurring, $0.1 million for severance expense that did not occur in 2022 and $0.1 million in higher travel and tradeshow-related expenses. These increases were partially offset by $0.4 million in lower compensation expense and $0.3 million in decreased advertising spending.

General and Administrative Expense. General and administrative expenses during the six months ended June 30, 2023 decreased by $0.9 million, or 16%, compared to the same period in 2022. This decrease of $0.9 million is primarily due to an $0.8 million decrease in legal and consulting spending, a $0.2 million decrease in stock-based compensation expense and $0.1 million in lower allowance for doubtful accounts, partially offset by $0.2 million of increases in various other expenses.

Engineering and Development Expense. Engineering and development expenses during the six months ended June 30, 2023 decreased by $0.2 million, or 6%, compared to the same period in 2022. This decrease is primarily from compensation, legal and consulting expenses driven by fewer engineering projects for 2023 as compared to 2022.

Non-Operating Loss

Loss on Foreign Currency Transactions. We realized an approximately $0.2 million loss on foreign currency transactions during the six months ended June 30, 2023 compared to an approximately $0.2 million loss on foreign currency transactions during the six months ended June 30, 2022, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $1.2 million during the six months ended June 30, 2023 compared to $0.9 million for the same period in 2022, an increase of 34%. This increase was due to the rise in interest rates on our term loan.

Other (Income) Expense, Net. Other Expenses during the six months ended June 30, 2023 was $0.1 million and relates to issuance costs from the May 2023 public offering that were allocated to the Series H warrants and immediately expensed due to the liability classification of the awards. These expenses were partially offset by gains recorded on the revaluation of these awards during the period.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes for the six months ended June 30, 2023 was consistent with the same period in 2022. For additional information regarding income taxes, see Part I, Item I, Note 13 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $10.7 million for the six months ended June 30, 2023 compared to a net loss of $10.4 million for the six months ended June 30, 2022.

Liquidity and Capital Resources

At June 30, 2023, we had approximately $6.9 million in cash and cash equivalents compared to $4.2 million as of December 31, 2022. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The increase in cash and cash equivalents from December 31, 2022 was primarily due to $8.5 million net proceeds from the January 2023 public offering, $3.7 million net proceeds from the May 2023 public offering, and $0.6 million proceeds from the exercise of warrants, partially offset by a net loss of $10.7 million and $0.9 million in capital expenditures during the six months ended June 30, 2023. The Company incurred losses from operations and used cash in operating activities for the three and six months ended June 30, 2023 and for the years ended December 31, 2022, 2021, and 2020. The Company’s recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash flows used in operating activities	$(9,220)	$(14,633)
Net cash flows used in investing activities	(944)	(578)
Net cash flows provided by financing activities	12,793	4,849
Effect of exchange rate changes	120	(264)
Net change in cash, cash equivalents and restricted cash	$2,749	$(10,626)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the six months ended June 30, 2023 totaled $9.2 million and was primarily comprised of our net loss of $10.7 million.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2023 totaled $0.9 million and was comprised of the purchase of property, plant, and equipment. We expect cash flows used in investing activities to decrease in the remainder of 2023 due to the completion of our new training facility.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 totaled $12.8 million and was derived from the $8.5 million net proceeds from the January 2023 public offering, $3.7 million net proceeds from the May 2023 public offering, and $0.6 million proceeds from the exercise of warrants.

Effect of Exchange Rate

The $0.1 million effect of exchange rate on cash for the six months ended June 30, 2023 was due to recognized loss on foreign currency transactions, primarily driven by changes in the Euro during the period.

Future Liquidity Needs

As of June 30, 2023, we had working capital of approximately $9.8 million. Our principal sources of liquidity as of June 30, 2023 consisted of approximately $6.9 million in cash and cash equivalents and $5.7 million of net accounts receivable.

The Company will need to raise additional capital in the future. Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. The Company expects that it will be required to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will be able to successfully enter into any such equity or debt financings in the future or that the required capital will be available on acceptable terms, if at all, or that any such financing activity will not be dilutive to its stockholders. On July 21, 2023, the Company filed a registration statement on Form S-1 for the issuance of units consisting of common stock and warrants to purchase common stock. The equity raise, which is subject to conditions including the SEC declaring the registration statement effective and market conditions, is expected to be completed in the third quarter of 2023.

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

Term Loan

The information set forth in Part I, Item 1, Note 9 – Debt – Term Loan is hereby incorporated herein by reference.

EIDL Loan

The information set forth in Part I, Item 1, Note 9 – Debt – EIDL Loan is hereby incorporated herein by reference.

January 2023 Public Offering

On January 9, 2023, the Company completed a public offering and issued an aggregate of 171,678 shares of BIOLASE common stock at a price of $35.00 per share and pre-funded warrants to purchase 114,035 shares of BIOLASE common stock with an exercise price of $1.00 per share at a price of $34.00 per share. The Company received gross proceeds of approximately $9.9 million, before deducting underwriting discounts and commissions and estimated offering expenses.

May 2023 Public Offering

On May 24, 2023, the Company completed a public offering and issued, 175,000 units, with each Unit consisting of (A) one share of the Company’s Series H Convertible Redeemable Preferred Stock, par value $0.001 per share, and (B) one warrant to purchase one-half of one (0.50) share of Series H Convertible Preferred Stock, at a price to the public of $26.00 per Unit, less underwriting discounts and commissions. Each Warrant has an exercise price of $13.00 per share, is exercisable for one-half of one (0.5) share of Series H Convertible Preferred Stock, is immediately exercisable and will expire two (2) years from the date of issuance. The Company received gross proceeds of approximately $4.6 million, before deducting underwriting discounts and commissions, estimated overing expenses, and before the exercise of warrants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is contained in “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K. There have been no material changes to our Risk Factors as previously reported, except for the addition of the Risk Factors below.

Failure to meet NASDAQ’s continued listing requirements could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

On January 11, 2023, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the last 30 consecutive business days, ending on January 10, 2023, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq rules, we were provided an initial period of 180 calendar days, or until July 10, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Rule.

On June 8, 2023, we were notified by the Staff of Nasdaq that we did not meet the minimum closing bid price requirement of $1.00 for continued listing, as set forth in the Bid Price Rule, as the Staff has determined that as of June 8, 2023, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days, from May 24, 2023 through June 7, 2023. As such, the Staff has determined to delist the Company’s common stock from the Nasdaq Capital Market and to suspend trading of the common stock at the opening of business on June 20, 2023, and file a Form 25-NSE with the SEC. We timely requested a hearing to appeal this determination, which stayed the suspension of our common stock pending the panel’s decision.

We subsequently requested the Panel grant us a temporary exception to regain compliance with the Bid Price Rule. On July 5, 2023, the Panel granted us an exception until August 11, 2023 to demonstrate bid price compliance subject to us taking the following actions: (i) on July 20, 2023, we shall obtain stockholder approval for a reverse stock split at a ratio that is sufficient to regain and maintain long term compliance with the Bid Price Rule; (ii) on or before July 31, 2023, we shall effect a reverse stock split and, thereafter, maintain a $1.00 closing bid price for a minimum of ten consecutive business days; and (iii) on August 11, 2023, we shall have demonstrated compliance with the Bid Price Rule, by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions.

On July 20, 2023, BIOLASE held a special meeting of BIOLASE stockholders where the stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of BIOLASE common stock, at a ratio between one-for-two (1:2) and one-for-one hundred (1:100). Immediately after the special meeting, our Board approved a one-for-one hundred (1:100) reverse stock split of the outstanding shares of BIOLASE common stock (the “2023 Reverse Stock Split”). On July 26, 2023, BIOLASE filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 2023 Reverse Stock Split, which became effective on July 27, 2023.

While we have taken definitive steps to comply with all applicable conditions and criteria for continued listing on Nasdaq, there can be no assurances, however, that we will be able to do so. We must satisfy the time frame granted by the Panel or Nasdaq will provide written notification that our securities will be delisted. If we cannot regain compliance with the Bid Price Rule, our common stock will be subject to delisting. If that were to occur, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock.

Due to our accumulated deficit, recurring and negative cash flow from operations for the year ended December 31, 2022 and the quarter ended June 30, 2023, there is substantial doubt about our ability to continue as a going concern.

We incurred losses from operations and used cash in operating activities for the three and six months ended June 30, 2023 and for the years ended December 31, 2022, 2021, and 2020. Our recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. Our audited consolidated financial statements for the year ended December 31, 2022 were prepared on a going concern basis in accordance with generally accepted accounting principles in the United States. The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Thus, our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our recurring losses, negative cash flow, need for additional capital, and the uncertainties surrounding our ability to raise such capital raise substantial doubt about our ability to continue as a going concern. For us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through distributors, establish profitable operations through increased sales, decrease expenses, generate cash from operations or raise additional funds when needed. Our goal is to improve our financial condition and ultimately improve our financial results by increasing revenues through expanding awareness of the benefits of our dental lasers among dental specialists and general practitioners and reducing expenses. However, if we are unable to do so on a timely basis, we will be required to seek additional capital. In that event, we would seek additional funds through various financing sources, including the sale of our equity and debt securities, however, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If we are unable to raise additional capital, increase sales or reduce expenses, we will be unable to continue to fund our operations, develop our products, realize value from our assets, and discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our common stock.

We have experienced net losses for each of the past three years, and we could experience additional losses and have difficulty achieving profitability in the future.

We had an accumulated deficit of $296.2 million as of December 31, 2022 and an accumulated deficit of $306.9 as of June 30, 2023. We recorded net losses of $28.6 million, $16.2 million, and $16.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. We recorded net losses of $4.9 million and $10.7 million for the three and six months ended June 30, 2023 and $5.6 million and $10.4 million for the three and six months ended June 30, 2022, respectively. In order to achieve profitability, we must increase net revenue through new sales and control our costs. Failure to increase our net revenue and decrease our costs could cause our stock price to decline and could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 5. Other Information

On August 10, 2023, the Company entered into Change in Control Agreements with each of Jennifer Bright and Steven Sandor, the Company’s Chief Financial Officer and Chief Operating Officer, respectively. Pursuant to the Agreements, in the event of a change in control of the Company, as defined therein, in the event of Ms. Bright’s or Mr. Sandor’s termination without cause or resignation for good reason within 18 months following such change in control, Ms. Bright and Mr. Sandor will be entitled to certain severance benefits, including a lump sum payment equal to nine months of their base salary then in effect. The foregoing description of the Change in Control Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed as Exhibit 10.1 and 10.2 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Fifth Amendment to Restated Certificate of Incorporation		8-K	05/28/2020	3.1	06/01/2020

3.1.7	Sixth Amendment to Restated Certificate of Incorporation		8-K	04/28/2022	3.1	05/02/2022

3.1.8	Seventh Amendment to Restated Certificate of Incorporation		8-K	07/20/2023	3.1	07/26/2023

3.1.9	Certificate of Designation of Series G Preferred Stock		8-A	03/01/2022	3.1	03/03/2022

3.1.10	Certificate of Elimination of Series G Preferred Stock		8-K	06/08/2022	3.1	06/08/2022

3.1.11	Certificate of Elimination of Series D, Series E and Series F Preferred Stock of the Registrant		8-K	03/01/2022	3.3	03/03/2022

3.1.12	Certificate of Designation of Series H Convertible Redeemable Preferred Stock		8-K	05/24/2023	3.1	05/26/2023

3.1.13	Certificate of Designation of Series I Preferred Stock		8-K	06/05/2023	3.1	06/06/2023

3.2	Eighth Amended and Restated Bylaws of the Registrant adopted on March 1, 2022		8-K	03/01/2022	3.1	03/03/2022

4.1	Warrant Agency Agreement, dated May 26, 2023, by and between BIOLASE, Inc.,		8-K	05/24/2023	4.1	05/26/2023

Computershare Inc., a Delaware corporation, and its affiliate, Computershare Trust Company, N.A., a federal trust company

4.2	Form of Warrant to Purchase Series H Convertible Preferred Stock		8-K	05/24/2023	4.2	05/26/2023

10.1	Change in Control Agreement, dated August 9, 2023 by and between Biolase, Inc. and Jennifer Bright	X

10.2	Change in Control Agreement, dated August 9, 2023 by and between Biolase, Inc. and Steven Sandor	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101

The following unaudited financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements

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

BIOLASE, INC.
(Registrant)

August 10, 2023	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2023	By:	/s/ JENNIFER BRIGHT
Date		Jennifer Bright
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)