Form 10-Q
period 2023-09-30
BIOLASE, INC
filed 2023-11-09
CIK 811240

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2023

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

As of November 2, 2023, the registrant had 2,296,777 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION	2
Item 1.	Financial Statements (Unaudited):	2
	Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	2
	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and September 30, 2022	3
	Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders’ Equity for the three and nine months ended September 30, 2023 and September 30, 2022	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022	8
	Notes to Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II	OTHER INFORMATION	39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
Signatures		44

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$7,809	$4,181
Accounts receivable, less allowance of $2,201 and $2,164 as of September 30, 2023 and December 31, 2022, respectively	4,388	5,841
Inventory	13,824	15,884
Prepaid expenses and other current assets	1,761	3,053
Total current assets	27,782	28,959
Property, plant, and equipment, net	6,049	4,278
Goodwill	2,926	2,926
Right-of-use assets, leases	1,718	1,768
Other assets	270	255
Total assets	$38,745	$38,186
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,178	$5,786
Accrued liabilities	7,613	9,210
Deferred revenue, current portion	2,191	2,111
Current portion of term loans, net of discount	2,800	700
Total current liabilities	19,782	17,807
Deferred revenue	236	418
Warranty accrual	463	360
Non-current term loans, net of discount	11,307	13,091
Non-current operating lease liability	995	1,259
Other liabilities	78	362
Total liabilities	32,861	33,297
Mezzanine Equity
Series H Convertible Preferred stock, par value $0.001 per share; 370 shares authorized, 5 shares issued and outstanding as of September 30, 2023	300	—
Series J Convertible Preferred stock, par value $0.001 per share; 160 shares authorized, 38 shares issued and outstanding as of September 30, 2023	5,252	—
Total mezzanine equity	5,552	—
Stockholders' equity:
Common stock, par value $0.001 per share; 180,000 shares authorized, 2,266 and 77 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	—
Additional paid-in capital	312,523	301,790
Accumulated other comprehensive loss	(719)	(733)
Accumulated deficit	(311,474)	(296,168)
Total stockholders' equity	332	4,889
Total liabilities, convertible redeemable preferred stock and stockholders' equity	$38,745	$38,186

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenue	$10,921	$12,010	$35,674	$34,411
Cost of revenue	7,175	9,565	22,474	22,096
Gross profit	3,746	2,445	13,200	12,315
Operating expenses:
Sales and marketing	3,402	5,008	14,214	15,224
General and administrative	2,679	3,109	7,495	8,825
Engineering and development	1,362	1,979	4,352	5,177
Total operating expenses	7,443	10,096	26,061	29,226
Loss from operations	(3,697)	(7,651)	(12,861)	(16,911)
Loss on foreign currency transactions	(307)	(329)	(522)	(552)
Interest expense, net	(598)	(424)	(1,758)	(1,287)
Other income (expenses), net	28	—	(119)	—
Non-operating loss, net	(877)	(753)	(2,399)	(1,839)
Loss before income tax (provision) benefit	(4,574)	(8,404)	(15,260)	(18,750)
Income tax (provision) benefit	(15)	17	(46)	(23)
Net loss	(4,589)	(8,387)	(15,306)	(18,773)
Other comprehensive loss items:
Foreign currency translation adjustments	(105)	(152)	14	(415)
Comprehensive loss	$(4,694)	$(8,539)	$(15,292)	$(19,188)

Net loss	$(4,589)	$(8,387)	$(15,306)	$(18,773)
Deemed dividend on convertible preferred stock	—	—	—	(217)
Net loss attributable to common stockholders	$(4,589)	$(8,387)	$(15,306)	$(18,990)

Net loss per share attributable to common stockholders:
Basic and Diluted - Note 1	$(3.89)	$(110.36)	$(22.28)	$(287.73)
Shares used in the calculation of net loss per share:
Basic and Diluted - Note 1	1,179	76	687	66

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Mezzanine Equity						Stockholders' Equity
	Series H Convertible Redeemable Preferred Stock		Series I Redeemable Preferred Stock		Series J Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, June 30, 2023	12	$720	85	$—	—	$—	1,019	$1	$314,119	$(614)	$(306,885)	$6,621
Issuance of Series H Convertible Preferred Stock, net of fees	—	—	—	—	—	—	—	—	32	—	—	32
Conversion of Series H Convertible Preferred Stock	(7)	(420)	—	—	—	—	25	—	420	—	—	420
Redemption of Series I Redeemable Preferred Stock	—	—	(85)	—	—	—	—	—	—	—	—	—
Issuance of Series J Convertible Preferred Stock, net of fees	—	—	—	—	75	10,330	—	—	(7,611)	—	—	(7,611)
Exercise of Series J Convertible Preferred Stock Warrants	—	—	—	—	3	410	—	—	(148)	—	—	(148)
Conversion of Series J Convertible Preferred Stock	—	—	—	—	(40)	(5,488)	1,222	1	5,487	—	—	5,488
Stock-based compensation	—	—	—	—	—	—	—	—	224	—	—	224
Net loss	—	—	—	—	—	—	—	—	—	—	(4,589)	(4,589)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(105)	—	(105)
Balance, September 30, 2023	5	$300	—	$—	38	$5,252	2,266	$2	$312,523	$(719)	$(311,474)	$332

Balance, December 31, 2022	—	$—	—	$—	—	$—	77	$—	$301,790	$(733)	$(296,168)	$4,889
Sale of common stock and pre-funded warrants, net of fees	—	—	—	—	—	—	172	—	8,503	—	—	8,503
Issuance of Series H Convertible Preferred Stock, net of fees	175	12,115	—	—	—	—	—	—	(9,345)	—	—	(9,345)
Exercise of Series H Convertible Preferred Stock Warrants	20	1,200	—	—	—	—	—	—	(430)	—	—	(430)
Conversion of Series H Convertible Preferred Stock	(190)	(13,015)	—	—	—	—	680	1	13,014	—	—	13,015
Issuance of Series I Redeemable Preferred Stock	—	—	85	—	—	—	—	—	—	—	—	—
Redemption of Series I Redeemable Preferred Stock	—	—	(85)	—	—	—	—	—	—	—	—	—
Issuance of Series J Convertible Preferred Stock, net of fees	—	—	—	—	75	10,330	—	—	(7,611)	—	—	(7,611)
Exercise of Series J Convertible Preferred Stock Warrants	—	—	—	—	3	410	—	—	(148)	—	—	(148)

Conversion of Series J Convertible Preferred Stock	—	—	—	—	(40)	(5,488)	1,222	1	5,487	—	—	5,488
Issuance of stock from RSUs, net	—	—	—	—	—	—	1	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,149	—	—	1,149
Exercise of common stock warrants	—	—	—	—	—	—	114	—	114	—	—	114
Net loss	—	—	—	—	—	—	—	—	—	—	(15,306)	(15,306)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	14	—	14
Balance, September 30, 2023	5	$300	—	$—	38	$5,252	2,266	$2	$312,523	$(719)	$(311,474)	$332

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Mezzanine Equity		Stockholders' Equity
	Series G Redeemable Preferred Stock		Common Stock		Additional Paid-in	Series F Convertible Preferred Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance, June 30, 2022	—	$—	69	$—	$300,421	—	$—	$(886)	$(277,920)	$21,615
Sale of common stock and pre-funded warrants, net of fees	—	—	—	—	(214)	—	—	—	—	(214)
Issuance of stock from RSUs, net	—	—	1	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	996	—	—	—	—	996
Exercise of common stock warrants	—	—	2	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(8,387)	(8,387)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(152)	—	(152)
Balance, September 30, 2022	—	$—	72	$—	$301,203	—	$—	$(1,038)	$(286,307)	$13,858

Balance, December 31, 2021	—	$—	62	$—	$293,331	—	$34	$(623)	$(267,534)	$25,208
Sale of common stock and pre-funded warrants, net of fees	—	—	7	—	5,635	—	—	—	—	5,635
Issuance of Series G Redeemable Preferred Stock	154	—	—	—	—	—	—	—	—	—
Redemption of Series G Redeemable Preferred Stock	(154)	—	—	—	—	—	—	—	—	—
Conversion of Series F Convertible Preferred Stock	—	—	—	—	251	—	(251)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	(217)	—	217	—	—	—
Issuance of stock from RSUs, net	—	—	1	—	—	—	—	—	—	—
Liability award reclass	—	—	—	—	596	—	—	—	—	596
Stock-based compensation	—	—	—	—	1,607	—	—	—	—	1,607
Exercise of common stock warrants	—	—	2	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(18,773)	(18,773)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(415)	—	(415)
Balance, September 30, 2022	—	$—	72	$—	$301,203	—	$—	$(1,038)	$(286,307)	$13,858

See accompanying notes to unaudited consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(15,306)	$(18,773)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	2,133	369
Provision for bad debts	60	56
Provision for inventory excess and obsolescence	—	245
Inventory write-offs and disposals	—	1,486
Amortization of debt issuance costs	320	197
Change in fair value of warrants	(104)	—
Issuance costs for warrants	447	—
Stock-based compensation	1,050	1,691
Changes in operating assets and liabilities:
Accounts receivable	1,393	(664)
Inventory	(720)	(5,229)
Prepaid expenses and other current assets	1,322	(850)
Accounts payable and accrued liabilities	(2,301)	664
Deferred revenue	(102)	(371)
Net cash and cash equivalents used in operating activities	(11,808)	(21,179)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(1,126)	(3,256)
Net cash and cash equivalents used in investing activities	(1,126)	(3,256)
Cash Flows from Financing Activities:
Proceeds from the sale of common stock and pre-funded warrants, net of fees	8,503	5,635
Proceeds from the sale of Convertible Preferred Stock, net of fees	5,490	—
Proceeds from the sale of warrants, net of fees	1,743	—
Principal payment on loan	—	(1,000)
Proceeds from the exercise of common stock warrants	114	—
Proceeds from the exercise of preferred share warrants	699	—
Net cash and cash equivalents provided by financing activities	16,549	4,635
Effect of exchange rate changes	13	(415)
Increase (decrease) in cash, cash equivalents and restricted cash	3,628	(20,215)
Cash, cash equivalents and restricted cash, beginning of period	4,181	30,175
Cash and cash equivalents, end of period	$7,809	$9,960
Supplemental cash flow disclosure:
Cash paid for interest	$1,419	$1,110
Cash received for interest	$7	$23
Cash paid for income taxes	$12	$39
Cash paid for operating leases	$230	$219
Non-cash right-of-use assets obtained in exchange for lease obligation	$483	$562
Deemed dividend on preferred stock	$—	$217
Common stock issued upon exercise of preferred stock	$18,503	$—

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

The unaudited consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022, included in BIOLASE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2023 (the “2022 Form 10-K”).

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

Liquidity and Management’s Plans

The Company incurred losses from operations and used cash in operating activities for the three and nine months ended September 30, 2023 and for the years ended December 31, 2022, 2021, and 2020. The Company’s recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of September 30, 2023, the Company had working capital of approximately $8.0 million. The Company’s principal sources of liquidity as of September 30, 2023 consisted of approximately $7.8 million in cash and cash equivalents and $4.4 million of net accounts receivable. As of December 31, 2022, the Company had working capital of approximately $11.2 million, $4.2 million in cash and cash equivalents and $5.8 million of net accounts receivable. The increase in cash and cash equivalents since December 31, 2022 was primarily due to $8.5 million net proceeds from the January 2023 public offering, $3.7 million net proceeds from the May 2023 public offering, $3.5 million net proceeds from the September 2023 public offering, and $0.8 million proceeds from the exercise of warrants. This increase was partially offset by a net loss of $15.3 million and $1.1 million in capital expenditures. For additional information on the January 2023 public offering, the May 2023 public offering, and the September 2023 public offering, refer to Note 4 – Convertible Redeemable Preferred Stock and Stockholders’ Equity—Warrants.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Significant estimates in these consolidated financial statements include allowances on accounts receivable, inventory, and deferred taxes, as well as estimates for accrued warranty expenses, goodwill and the ability of goodwill to be realized, revenue deferrals, effects of stock-based compensation and warrants, contingent liabilities, the provision or benefit for income taxes, and preferred stock. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management, is discussed in the Company’s 2022 audited financial statements included in the 2022 Form 10-K. Management believes that there have been no significant changes during the nine months ended September 30, 2023 in the Company’s critical accounting policies from those disclosed in the Company’s 2022 audited financial statements included in the 2022 Form 10-K.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the three and nine months ended September 30, 2023 and 2022, respectively, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

Revenue from products and services transferred to customers at a single point in time accounted for 87% and 89% of net revenue for the three and nine months ended September 30, 2023, respectively, and 83% and 87% of net revenue for the three and nine months ended September 30, 2022, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale of laser systems and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product, which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 13% and 11% of net revenue for the three and nine months ended September 30, 2023, respectively, and 17% and 13% of net revenue for the three and nine months ended September 30, 2022, respectively. The majority of the Company’s revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $0.4 million as of September 30, 2023 and December 31, 2022.

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

Significant Judgments

Revenue is recorded for extended warranties over time as the customer benefits from the warranty coverage. This revenue will be recognized equally throughout the contract period as the customer receives benefits from the Company's promise to provide such services. Revenue is recorded for product training when the customer attends a training program or upon the expiration of the obligation, which is generally after six months.

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

	September 30,	December 31,
	2023	2022
Undelivered elements (training, installation, product and support services)	$364	$447
Extended warranty contracts	2,063	2,082
Total deferred revenue	2,427	2,529
Less: long-term portion of deferred revenue	(236)	(418)
Deferred revenue — current	$2,191	$2,111

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at September 30, 2023 and December 31, 2022.

The amount of revenue recognized during the nine months ended September 30, 2023 and 2022 that was included in the opening contract liability balance related to undelivered elements was $0.3 million and $0.7 million, respectively. The amount of revenue recognized related to extended warranty contracts was $1.5 million and $1.3 million, for the nine months ended September 30, 2023 and 2022, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States	$7,298	$8,413	$24,797	$24,290
International	3,623	3,597	10,877	10,121
Net revenue	$10,921	$12,010	$35,674	$34,411

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue recognized over time	$1,366	$2,076	$3,950	$4,406
Revenue recognized at a point in time	9,555	9,934	31,724	30,005
Net revenue	$10,921	$12,010	$35,674	$34,411

The Company’s sales by end market were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
End-customer	$7,298	$8,413	$24,797	$24,290
Distributors	3,623	3,597	10,877	10,121
Net revenue	$10,921	$12,010	$35,674	$34,411

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

NOTE 4—CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Board, without further stockholder authorization, may authorize the issuance from time to time of up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, as of September 30, 2023, 370,000 shares were designated as Series H, par value $0.001 per share, 160,000 shares were designated as Series J, par value $0.001 per share, and 125,000 shares were designated as Series I, par value $0.001 per share.

Preferred Stock

Series J Preferred Stock

On September 13, 2023, the Company consummated the sale of 75,000 Units (the "Units") with each Unit consisting of (A) one share of BIOLASE Series J Convertible Redeemable Preferred Stock, par value $0.001 per share and a stated value equal to $100.00 (the “Series J Convertible Preferred Stock”), and (B) one warrant (the “Series J Warrants”) to purchase one-half of one (0.50) share of Series J Convertible Preferred Stock, at a price to the public of $60.00 per Unit, less underwriting discounts and commissions. The public offering price of $60.00 per Unit reflects the issuance of the Series J Convertible Preferred Stock with an original issue discount of 40%. The Company filed a registration statement on Form S-1 in September 2023, which registered the Units, the Series J Convertible Preferred Stock, the Series J Warrants and the shares of Series J Convertible Preferred Stock and common stock underlying such securities and additional shares of Series J Convertible Preferred Stock that will be issued, if and when the Board declares such dividends, as paid in-kind dividends (“PIK dividends”) at a rate of 20% per annum and the shares of Common Stock issuable upon conversion of the Series J Convertible Preferred Stock issued as PIK dividends. The registration statement was declared effective on September 13, 2023 and the offering closed on September 18, 2023. Each Warrant has an exercise price of $30.00 per share, is exercisable for one-half of one (0.5) share of Series J Convertible Preferred Stock, is immediately exercisable and will expire one (1) year from the date of issuance.

Each share of Series J Convertible Preferred Stock is convertible at the option of the holder at any time into the number of shares of BIOLASE common stock determined by dividing the $100.00 stated value per share by a conversion price of $3.26. Each outstanding share of Series J Convertible Preferred Stock is mandatorily redeemable by the Company in cash on September 13, 2024 (the "Series J Maturity Date").

Gross proceeds from the offering were $4.5 million before broker fees and related expenses of approximately $1.0 million. In accordance with applicable accounting standards, the $4.5 million gross proceeds were allocated to the Series J Convertible Preferred

Stock and the Series J Warrants in the amount of $3.5 million and $1.0 million, respectively. The allocation was based on the fair value of the Series J Warrants of $1.0 million as of the commitment date, with the residual proceeds of $3.5 million allocated to the Series J Convertible Preferred Stock. Net proceeds allocated to the Series J Convertible Preferred Stock and Series J warrants was $2.7 million and $0.8 million respectively.

The Series J Convertible Preferred stock was classified as mezzanine equity on the consolidated balance sheet as they are contingently redeemable prior to the Series J Maturity Date and the conversion from preferred shares to shares of BIOLASE common stock is at the option of the holder at any time before the Series J Maturity Date. The Series J warrants were classified as accrued liabilities on the consolidated balance sheet as the warrants are convertible into preferred shares, which are mandatorily redeemable in cash upon the Series J Maturity Date if they are not converted to shares of BIOLASE common stock before such date.

The Series J Convertible Preferred Stock was issued at a discount with the total redemption value of the Series J Convertible Preferred Shares and PIK Dividends of $10.3 million. The redemption value in excess of the net proceeds received allocated to the Series J Convertible Preferred Shares was $7.6 million and was recognized as a decrease in additional paid-in-capital at the commitment date. Upon conversion of Series J warrants to Series J Convertible Preferred shares, the value of the Series J Convertible Preferred shares issued is the stated value per share plus the PIK dividend. The redemption value in excess of the net proceeds received from the exercise of warrants and the fair value of such warrants is recognized as a decrease in additional paid-in-capital at the conversion date.

During the three months ended September 30, 2023, 5,960 of the Series J warrants were converted to 2,980 Series J Convertible Preferred shares and during the three months ended September 30, 2023, 39,849 Series J Convertible Preferred shares were converted to BIOLASE common stock.

Series H Preferred Stock

On May 24, 2023, the Company consummated the sale of 175,000 Units (the "Units") with each Unit consisting of (A) one share of BIOLASE Series H Convertible Redeemable Preferred Stock, par value $0.001 per share and a stated value equal to $50.00 (the “Series H Convertible Preferred Stock”), and (B) one warrant (the “Series H Warrants”) to purchase one-half of one (0.50) share of Series H Convertible Preferred Stock, at a price to the public of $26.00 per Unit, less underwriting discounts and commissions. The public offering price of $26.00 per Unit reflects the issuance of the Series H Convertible Preferred Stock with an original issue discount of 48%. The Company filed a registration statement on Form S-1 in May 2023, which registered the Units, the Series H Convertible Preferred Stock, the Series H Warrants and the shares of Series H Convertible Preferred Stock and common stock underlying such securities and additional shares of Series H Convertible Preferred Stock that will be issued, if and when the Board declares such dividends, as paid in-kind dividends (“PIK dividends”) at a rate of 20% and the shares of Common Stock issuable upon conversion of the Series H Convertible Preferred Stock issued as PIK dividends. The registration statement was declared effective on May 24, 2023 and the offering closed on May 26, 2023. Each Warrant has an exercise price of $13.00 per share, is exercisable for one-half of one (0.5) share of Series H Convertible Preferred Stock, is immediately exercisable and will expire two (2) years from the date of issuance.

Each share of Series H Convertible Preferred Stock is convertible at the option of the holder at any time into the number of shares of BIOLASE common stock determined by dividing the $50.00 stated value per share by a conversion price of $13.98 (as adjusted for the 2023 Reverse Stock Split). Each outstanding share of Series H Convertible Preferred Stock is mandatorily redeemable by the Company in cash on May 24, 2025 (the "Series H Maturity Date").

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

The Series H Convertible Preferred stock was classified as mezzanine equity on the consolidated balance sheet as they are contingently redeemable prior to the Series H Maturity Date and the conversion from preferred shares to shares of BIOLASE common stock is at the option of the holder at any time before the Series H Maturity Date. The Series H warrants were classified as accrued liabilities on the consolidated balance sheet as the warrants are convertible into preferred shares, which are mandatorily redeemable in cash upon the Series H Maturity Date if they are not converted to shares of BIOLASE common stock before such date.

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

During the nine months ended September 30, 2023, 40,000 of the Series H warrants were converted to 20,000 Series H Convertible Preferred shares and during the three and nine months ended September 30, 2023, 7,000 and 190,000 Series H Convertible Preferred shares were converted to BIOLASE common stock, respectively.

The mezzanine classified Series H Convertible Preferred Stock are presented at their maximum redemption value that includes accretion related to the PIK dividends. During the three months ended September 30, 2023, the Company determined a revision was necessary in its accounting for the redemption value of the PIK dividends related to its Series H Convertible Preferred Stock. This revision would have increased additional paid in capital and reduced mezzanine equity at the time of issuance by approximately $1.6 million. Due to conversions, the impact was immaterial as of June 30, 2023, and September 30, 2023. The Company has modified the disclosures related to the Series H Convertible Preferred Stock within the Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders' Equity for the nine months ended September 30, 2023, to reflect the revision.

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

The remaining shares of Series F Preferred Stock were converted into shares of BIOLASE common stock in the first quarter of 2022 with none outstanding as of September 30, 2023 and December 31, 2022. On March 3, 2022, the Series F Preferred Stock was eliminated.

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2017, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, directors of the Company, and consultants to the Company. As of September 30, 2023, a total of 1,244 shares have been authorized for issuance under the 2002 Plan, of which approximately 908 shares of BIOLASE common stock have been issued pursuant to options that were exercised and restricted stock units ("RSUs") that were vested, approximately 159 shares of common stock have been reserved for options that are outstanding, and no shares of common stock remain available for future grants.

2018 Stock Incentive Plan

At the 2018 annual meeting of stockholders, the Company’s stockholders approved the 2018 Long-Term Incentive Plan (as amended effective as of September 21, 2018, May 15, 2019, May 13, 2020, June 11, 2021, and April 27, 2023, the “2018 Plan”). The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors, and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders.

Under the terms of the 2018 Plan, approximately 42,212 shares of BIOLASE common stock remain available for issuance as of September 30, 2023. As of September 30, 2023, a total of 112,268 shares of common stock have been authorized for issuance under the 2018 Plan, of which approximately 5,797 shares have already been issued and approximately 62,079 shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options or stock appreciation rights ("SARs"), and/or settlement of unvested RSUs or phantom awards under the 2018 Plan.

The Company recognized stock-based compensation expense of $0.3 million and $1.1 million for the three and nine months ended September 30, 2023, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and 2022, the Company had approximately $0.7 million and $1.8 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that expense to be recognized over a weighted-average period of 1.0 years.

The following table summarizes the statement of operations classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of revenue	$7	$20	$30	$133
Sales and marketing	46	136	347	448
General and administrative	198	403	603	927
Engineering and development	25	32	70	183
Total	$276	$591	$1,050	$1,691

A summary of option activity for the nine months ended September 30, 2023 is as follows (in thousands, except per share data):

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (Years)	Intrinsic Value (1)
Options outstanding as of December 31, 2022	1	$7,254.45	5.8	$—
Forfeited, cancelled, or expired (2)	—	$12,184.46	—	$—
Options outstanding as of September 30, 2023	1	$6,445.54	5.3	$—
Options exercisable as of September 30, 2023	1	$6,445.54	5.3	$—
Vested options expired during the period ended September 30, 2023	—	$—

(1)
The intrinsic value calculation does not include negative values, which can occur when the fair market value on the reporting date is less than the exercise price of the award.
(2)
Shares rounded to less than 1,000 as adjusted for the 2023 reverse stock split.

A summary of unvested stock option activity for the nine months ended September 30, 2023 is as follows (in thousands, except per share data):

		Weighted
		Average Grant
	Shares (1)	Date Fair Value
Unvested options as of December 31, 2022	—	$1,229.99
Vested	—	$1,229.99
Unvested options as of September 30, 2023	—	$-

(1)
Rounded to less than 1,000 shares as adjusted for the 2023 reverse stock split.

Fair value disclosures related to grants, exercises and vested options are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total fair value of stock options vested during the period	$—	$12	$1	$35

Stock Option Activity

There were no option grants or exercises during the three and nine months ended September 30, 2023 and 2022.

Restricted Stock Units

A summary of unvested RSU activity for the nine months ended September 30, 2023 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs as of December 31, 2022	4	$525.72
Granted	56	$11.46
Vested	(8)	$192.09
Forfeited or cancelled	(2)	$116.41
Unvested RSUs as of September 30, 2023	50	$19.80

Warrants

The Company issues warrants to acquire shares of BIOLASE common stock as approved by the Board.

September 2023 Public Offering

On September 13, 2023, the Company entered into the Underwriting Agreement, pursuant to which the Company agreed to sell in a firm commitment underwritten public offering 75,000 units, with each Unit consisting of (A) one share of the Company’s Series J Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series J Convertible Preferred Stock”), and (B) one warrant to purchase one-half of one (0.50) share of Series J Convertible Preferred Stock, at a price to the public of $60.00 per Unit, less underwriting discounts and commissions. Each Warrant has an exercise price of $30.00 per share, is exercisable for one-half of one (0.5) share of Series J Convertible Preferred Stock, is immediately exercisable and will expire one (1) year from the date of issuance.

Based on the terms and conditions of the September 2023 public offering, the Company determined that liability classification was appropriate for the warrants and recognized the gross proceeds from the issuance allocated to the warrants in excess of par of $1.0 million in accrued liabilities and expensed issuance costs of $0.2 million allocated to the warrants.

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

Based on the terms and conditions of the May 2023 public offering, the Company determined that liability classification was appropriate for the warrants and recognized the gross proceeds from the issuance allocated to the warrants in excess of par of $1.2 million in accrued liabilities and expensed issuance costs of $0.2 million allocated to the warrants.

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

A summary of the share equivalent of warrant activity for the nine months ended September 30, 2023 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding as of December 31, 2022	21	$656.23
Granted or Issued	1,577	$24.53
Exercised	(277)	$13.67
Warrants outstanding as of September 30, 2023	1,321	$36.82
Warrants exercisable as of September 30, 2023	1,321	$36.82
Vested warrants expired during the period ended September 30, 2023	—	$—

Phantom Awards and Stock Appreciation Rights

Since March 31, 2021, the Company has issued 4,401 phantom RSUs in lieu of stock-settled RSUs historically granted for leadership bonuses and non-employee director service. The phantom RSUs have either time-based or performance-based vesting conditions and could be settled in cash in 2024 with the Company's option to settle the award in BIOLASE common stock at the sole discretion of the Board. At inception, these phantom RSUs were included as a component of long-term liability on the consolidated balance sheet and were not considered stock-based compensation due to the cash-settlement feature of the award and the then current limitation on the number of remaining shares authorized for issuance. In 2022, as a result of the 2022 Reverse Stock Split, the phantom awards were reclassed to equity and included as a component of additional paid-in-capital in the amount of $0.1 million, with a portion remaining as a component of long-term liability on the consolidated balance sheet due to certain guaranteed minimums, and the expense subsequent to the remeasurement date considered stock-based compensation. The expense recognized during the three and nine months ended September 30, 2023 was $0.1 million and $0.3 million, respectively, and the expense recognized during the three and nine months ended September 30, 2022 was $0.1 million. As of September 30, 2023, $0.5 million was included in accrued liabilities and $0.2 million was included in additional paid-in-capital on the consolidated balance sheet. The balance included in long-term liabilities and additional paid-in-capital as of December 31, 2022, was $0.3 million and $0.1 million, respectively.

During the year ended December 31, 2021, the Company issued approximately 386 SARs in lieu of stock-settled RSUs historically granted for non-employee director service. Upon exercise, the SARs could be settled in cash with the Company's option to settle in BIOLASE common stock at the sole discretion of the Board. These SARS were included in accrued liabilities on the consolidated balance sheet and not considered stock-based compensation due to the cash-settlement feature of the award and limitation on the number of remaining shares authorized for issuance. In 2022, as a result of the 2022 Reverse Stock Split, the SARs were reclassed to equity and included as a component of additional paid-in-capital on the consolidated balance sheet in the amount of $0.5 million. These SARs were fully vested in 2022. No expense was recognized during the three and nine months ended September 30, 2023. No expense was recognized during the three months ended September 30, 2022, and the expense recognized during the nine months ended September 30, 2022 was $0.3 million and was included in additional paid-in-capital on the consolidated balance sheet as of December 31, 2022.

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of BIOLASE common stock outstanding for the period. In computing diluted net loss per share, the weighted average number of shares of common stock outstanding is adjusted to reflect the effect of potentially dilutive securities. Net loss is adjusted for any deemed dividends to preferred stockholders to compute net income attributable to common stockholders. The January 2023 Pre-Funded Warrants were included in the calculation of basic and diluted loss per share for the three and nine months ended September 30, 2023 as the underlying warrant shares are issuable for little or no cash consideration.

Outstanding stock options, RSUs, preferred shares, and warrants to purchase approximately 2,537,031 and 26,480 shares were not included in the calculation of diluted loss per share amounts for the periods ended September 30, 2023 and September 30, 2022, respectively, as their effect would have been anti-dilutive.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$6,566	$6,697
Work-in-process	1,850	1,871
Finished goods	5,408	7,316
Inventory	$13,824	$15,884

Inventory has been reduced by estimates for excess and obsolete amounts totaling $1.7 million and $2.2 million as of September 30, 2023 and December 31, 2022, respectively.

During the three months ended June 30, 2023, $1.7 million of inventory was reclassed to property, plant and equipment for lasers transferred to potential customers and other sales representatives without any payment in prior periods.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2023	2022
Building	$197	$199
Leasehold improvements	1,250	464
Equipment and computers	14,528	8,566
Furniture and fixtures	519	475
Construction in progress	71	2,957
Total	16,565	12,661
Accumulated depreciation	(10,669)	(8,538)
Property, plant, and equipment, net before land	5,896	4,123
Land	153	155
Property, plant, and equipment, net	$6,049	$4,278

Depreciation expense related to property, plant, and equipment totaled $0.6 million and $2.1 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2022, respectively.

During the three months ended June 30, 2023, the Company revised its accounting for laser equipment transferred as part of its marketing efforts to potential customers and other sales representatives without any payment. As a result, a cumulative adjustment of $0.8 million was recorded to depreciation expense in the three months ended June 30, 2023. If the December 31, 2022 balance sheet was conformed to current period presentation, in addition to recording the cumulative adjustment to retained earnings, the adjustment would have decreased inventory by $1.7 million and increased property, plant and equipment, net by $0.9 million.

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of September 30, 2023 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment tests if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. During the fourth quarter ended December 31, 2022, due to the sustained decrease in the stock price of BIOLASE common stock decreasing the implied fair value of the business, the Company performed a quantitative assessment of impairment over goodwill and determined that there was no impairment to our goodwill. Goodwill was valued using an equally weighted income approach and market approach. The unobservable inputs utilized in determining the fair value of the goodwill, which is categorized as a Level 3 instrument, are the discount rate of 15.7% and various revenue growth rates utilized in the financial forecast of future cash flows.

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

As of September 30, 2023 and December 31, 2022, the Company had goodwill of $2.9 million. As of September 30, 2023 and December 31, 2022, all intangible assets have been fully amortized, and no amortization expense was recognized during the three and nine months ended September 30, 2023 and 2022.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2023	2022
Payroll and benefits	$2,541	$4,674
Preferred stock warrant liability	1,529	—
Warranty accrual, current portion	1,364	1,293
Operating lease liability	877	638
Accrued professional services	359	591
Taxes	301	432
Accrued insurance premium	—	490
Other	642	1,092
Accrued liabilities	$7,613	$9,210

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties are included within accrued liabilities and were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Balance, beginning of period	$1,772	$1,233	$1,653	$1,086
Provision for estimated warranty cost	997	1,255	2,957	2,715
Warranty expenditures	(942)	(1,011)	(2,783)	(2,324)
Balance, end of period	1,827	1,477	1,827	1,477
Less: long-term portion of warranty accrual	463	416	463	416
Current portion of warranty accrual	$1,364	$1,061	$1,364	$1,061

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

NOTE 9—DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	September 30,	December 31,
	2023	2022
SWK Loan	$14,650	$14,650
EIDL Loan	150	150
Discount and debt issuance costs on SWK Loan	(693)	(1,009)
Total	14,107	13,791
Current term loans, net of discount	2,800	700
Non-current term loans, net of discount	$11,307	$13,091

The Company recognized approximately $0.6 million and $1.8 million in interest expense for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $1.3 million in interest expense for the three and nine months ended September 30, 2022, respectively. The weighted-average interest rate as of September 30, 2023 was 14.13%.

The future minimum principal and interest payments as of September 30, 2023 are as follows (in thousands):

	Principal	Interest (1)
Remainder of 2023	$700	$489
2024	2,800	1,690
2025	11,150	741
2026	—	9
2027 and thereafter	150	89
Total future payments	$14,800	$3,018

(1)
Estimated using London Interbank Bank Offered Rate (“LIBOR”) as of September 30, 2023

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (as amended, restated, and supplemented from time to time, the “Credit Agreement”) with SWK Funding LLC (“SWK”), pursuant to which the Company has outstanding principal of $13.3 million (“SWK Loan”) as of September 30, 2023. In addition, pursuant to the Credit Agreement, we are required to pay certain exit fees totaling $1.4 million upon loan termination which are recorded as a debt premium. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement and subsequent amendments as discussed in the Company’s 2022 Form 10-K, repayment of the SWK Loan is interest-only for the first two years, paid quarterly, with the option to extend the interest-only period. Principal repayments were to begin in the first quarter of 2021. On June 30, 2022 the Company entered into the ninth amendment to the Credit Agreement (the "Ninth Amendment"), which extended the interest-only period by two quarters from May 2023 to November 2023. On December 30, 2022, the Company entered into the tenth amendment to the Credit Agreement, which lowered the required minimum consolidated unencumbered liquid assets from $3 million to $2.5 million and removed the conditional minimum last twelve months aggregate revenue and EBITDA as of the end of the twelve-month period ended December 31, 2022. In connection with the Ninth Amendment, the Company prepaid $1.0 million of the outstanding loan balance. Principal repayments begin in November 2023 and will be $0.7 million quarterly until the SWK Loan matures in May 2025. The loan bears interest of 9% plus LIBOR with a floor of 1.25% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists.

As of September 30, 2023, the Company was in compliance with the debt covenants of the Credit Agreement.

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

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$70	$84	$230	$219
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$—	$483	$562
Weighted-average remaining lease term	2.0 years	2.9 years	2.0 years	2.9 years
Weighted-average discount rate	12.3%	12.3%	12.3%	12.3%

Lease expense consists of payments for real property, office copiers, and IT equipment. The Company recognizes payments for non-lease components such as common area maintenance in the period incurred. As of September 30, 2023, the Company had no significant leases that had not commenced.

The Company allocates lease cost amongst lease and non-lease components. The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of September 30, 2023 for leases that have commenced are as follows (in thousands):

September 30,
2024	$1,047
2025	875
2026	207
2027 and thereafter	—
Total future minimum lease obligations	2,129
Less imputed interest	(257)
Total lease liabilities	$1,872

Current operating lease liabilities, included in accrued liabilities	$877
Non-current lease liabilities	995
Total lease liabilities	$1,872

As of September 30, 2023, right-of-use assets were $1.7 million and lease liabilities were $1.9 million.

Rent expense totaled $0.3 million and $0.9 million for the three and nine months ended September 30, 2023 and $0.3 million and $0.8 million for the three and nine months ended September 30, 2022.

Future minimum rental commitments under lease agreements, as of September 30, 2023, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

Year Ended
December 31,
Remainder of 2023	$263
2024	1,046
2025	817
2026	3
2027 and thereafter	—
Total future minimum lease obligations	2,129
Less imputed interest	(257)
Total lease liabilities	$1,872

NOTE 11—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three and nine months ended September 30, 2023, sales to customers in the United States accounted for approximately 67% and 70% of net revenue, respectively, and international sales accounted for approximately 33% and 30% of net revenue, respectively. For the three and nine months ended September 30, 2022, sales to customers in the United States accounted for approximately 70% and 71% of net revenue, respectively, and international sales accounted for approximately 30% and 29% of net revenue, respectively. No individual country, other than the United States, represented more than 10% of total net revenue during the three and nine months ended September 30, 2023 or 2022.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States	$7,298	$8,413	$24,797	$24,290
International	3,623	3,597	10,877	10,121
Net revenue	$10,921	$12,010	$35,674	$34,411

Property, plant, and equipment by geographic location was as follows (in thousands):

	September 30,	December 31,
	2023	2022
United States	$5,814	$4,032
International	235	246
Total	$6,049	$4,278

NOTE 12—CONCENTRATIONS

Revenue from the Company’s products are as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
Laser systems	$6,647	60.9%	$7,302	60.8%	$21,666	60.7%	$21,626	62.9%
Consumables and other	2,908	26.6%	2,632	21.9%	10,058	28.2%	8,379	24.3%
Services	1,366	12.5%	2,076	17.3%	3,950	11.1%	4,406	12.8%
Net revenue	$10,921	100.0%	$12,010	100.0%	$35,674	100.0%	$34,411	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and nine months ended September 30, 2023 or 2022.

The Company maintains its cash and cash equivalents in money market investment accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

As of September 30, 2023, accounts receivable from one customer totaled approximately 10% of total gross accounts receivable. The entire balance is either current or outstanding for less than 90 days. As of December 31, 2022 accounts receivable from one customer totaled approximately 12% of total gross accounts receivable. The entire balance was either current or outstanding for less than 30 days.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and nine months ended September 30, 2023 and 2022. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $15,000 and $46,000, respectively, resulting in an effective tax rate of 0.3%. During the three and nine months ended September 30, 2022, the

Company recorded an income tax benefit of $17,000 and an income tax provision of $23,000, resulting in an effective tax rate of (0.2%) and 0.1%, respectively. The income tax provisions and benefit for the three and nine months ended September 30, 2023 and 2022 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

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
•
our inability to meet our redemption obligations under the existing convertible redeemable preferred stock;
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

We also manufacture and sell consumable products and accessories for our laser systems. Our Waterlase and diode systems use disposable laser tips of differing sizes and shapes depending on the procedure being performed. We also market flexible fibers and hand pieces that dental practitioners replace at some point after initially purchasing laser systems. For our Epic line of diode laser systems, we sell teeth whitening gel kits. During the quarter ended September 30, 2023, the sale of lasers accounted for approximately 61% of our total sales, and consumables, accessories, and services accounted for approximately 39% of our total sales.

We currently operate in a single reportable business segment. We had net revenues of $10.9 million and $35.7 million for the three and nine months ended September 30, 2023, respectively, and net revenues of $12.0 million and $34.4 million for the three months ended September 30, 2022, respectively. We had net losses of $4.6 million and $15.3 million for the three and nine months ended September 30, 2023, respectively, and $8.4 million and $18.8 million for the three and nine months ended September 30, 2022, respectively. We had total assets of $38.7 million and $38.2 million as of September 30, 2023 and December 31, 2022, respectively.

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

The Company experienced revenue decline of 9% and revenue growth of 4% for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The Company is currently forecasting revenue for fiscal year 2023 to be above fiscal year 2022, as the Company's strategy described above continues to generate sales to new customers and additional consumable sales to existing customers.

Recent Developments

Series J Preferred Stock

On September 13, 2023, BIOLASE entered into an underwriting agreement (the “Underwriting Agreement”), pursuant to which BIOLASE agreed to sell to the underwriters in a firm commitment underwritten public offering 75,000 units (each, a “Unit”), with each Unit consisting of (A) one share of the Company’s Series J Convertible Redeemable Preferred Stock, par value $0.001 per share and a stated value equal to $100.00 (the “Series J Convertible Preferred Stock”), and (B) one warrant (each, a “Warrant” and collectively, the “Series J Warrants”) to purchase one-half of one (0.50) share of Series J Convertible Preferred Stock, at a price to the public of $60.00 per Unit, less underwriting discounts and commissions. The public offering price of $60.00 per Unit reflects the issuance of the Series J Convertible Preferred Stock with an original issue discount of 40%. BIOLASE also registered under the Registration Statement additional shares of Series J Convertible Preferred Stock that will be issued, if and when the Board declares such dividends, as paid in-kind dividends (“PIK dividends”) and the shares of Common Stock issuable upon conversion of the Series J Convertible Preferred Stock issued as PIK dividends. Each Warrant has an exercise price of $30.00 per share, is exercisable for one-half of one (0.5) share of Series J Convertible Preferred Stock, is immediately exercisable and will expire one (1) year from the date of issuance. Gross proceeds from the offering were $4.5 million before broker fees and related expenses.

Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2022 Form 10-K. There have been no significant changes during the nine months ended September 30, 2023 in our critical accounting policies from those disclosed in Item 7 of the 2022 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited operating results, expressed in thousands and as percentages of net revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
Net revenue	$10,921	100.0%	$12,010	100.0%	$35,674	100.0%	$34,411	100.0%
Cost of revenue	7,175	65.7%	9,565	79.6%	22,474	63.0%	22,096	64.2%
Gross profit	3,746	34.3%	2,445	20.4%	13,200	37.0%	12,315	35.8%
Operating expenses:
Sales and marketing	3,402	31.2%	5,008	41.7%	14,214	39.8%	15,224	44.2%
General and administrative	2,679	24.5%	3,109	25.9%	7,495	21.0%	8,825	25.7%
Engineering and development	1,362	12.5%	1,979	16.5%	4,352	12.2%	5,177	15.0%
Total operating expenses	7,443	68.2%	10,096	84.1%	26,061	73.0%	29,226	84.9%
Loss from operations	(3,697)	(33.9)%	(7,651)	(63.7)%	(12,861)	(36.0)%	(16,911)	(49.1)%
Non-operating loss, net	(877)	(8.0)%	(753)	(6.3)%	(2,399)	(6.7)%	(1,839)	(5.4)%
Loss before income tax (provision) benefit	(4,574)	(41.9)%	(8,404)	(70.0)%	(15,260)	(42.7)%	(18,750)	(54.5)%
Income tax (provision) benefit	(15)	(0.1)%	17	0.2%	(46)	(0.1)%	(23)	(0.1)%
Net loss	$(4,589)	(42.0)%	$(8,387)	(69.8)%	$(15,306)	(42.8)%	$(18,773)	(54.6)%

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation, stock-based and other non-cash compensation, severance expense, change in allowance for doubtful accounts, increase in inventory reserves, and other (income) expense, net. Management uses adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by us may be different from similarly named non-GAAP financial measures used by other companies.

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
GAAP net loss attributable to common stockholders	$(4,589)	$(8,387)	$(15,306)	$(18,990)
Deemed dividend on convertible preferred stock	—	—	—	217
GAAP net loss	$(4,589)	$(8,387)	$(15,306)	$(18,773)
Adjustments:
Interest expense, net	598	424	1,758	1,287
Income tax (provision) benefit	15	(17)	46	23
Depreciation	560	122	2,133	369
Severance expense	1	—	230	—
Change in allowance for doubtful accounts	18	(87)	60	56
Stock-based and other non-cash compensation	276	591	1,050	1,691
Increase in inventory reserves	—	1,731	—	1,731
Other (income) expense, net	(28)	—	119	—
Adjusted EBITDA	$(3,149)	$(5,623)	$(9,910)	$(13,616)

Other (income) expense for the three and nine months ended September 30, 2023 relates to issuance costs from the May 2023 public offering that were allocated to the Series H warrants, and issuance costs from the September 2023 public offering that were allocated to the Series J warrants and immediately expensed due to the liability classification of the warrants. These expenses were partially offset by gains recorded on the revaluation of these warrants during the periods.

Comparison of Results of Operations

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

Net Revenue: The following table summarizes our unaudited net revenue by category, including each category’s percentage of our total revenue, for the three months ended September 30, 2023 and 2022, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended
	September 30,				Amount	Percent
	2023		2022		Change	Change
Laser systems	$6,647	60.9%	$7,302	60.8%	$(655)	(9.0)%
Consumables and other	2,908	26.6%	2,632	21.9%	276	10.5%
Services	1,366	12.5%	2,076	17.3%	(710)	(34.2)%
Net revenue	$10,921	100.0%	$12,010	100.0%	$(1,089)	(9.1)%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended September 30, 2023 and 2022, as well as the amount of change and percentage of change in each geographic revenue category (dollars in thousands):

	Three Months Ended
	September 30,				Amount	Percent
	2023		2022		Change	Change
United States	$7,298	66.8%	$8,413	70.0%	$(1,115)	(13.3)%
International	3,623	33.2%	3,597	30.0%	26	0.7%
Net revenue	$10,921	100.0%	$12,010	100.0%	$(1,089)	(9.1)%

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

Net revenue during the three months ended September 30, 2023 decreased by $1.1 million, or 9% as compared to the same period in 2022 primarily due to a decrease in laser systems sales in the U.S. from the impact of the current macro-economic environment causing extended sales cycles, which includes increased interest rates, and from lower product training revenue recognized during the three months ended September 30, 2023 compared to the same period in 2022. The decrease was partially offset by an increase in consumables and other revenue from improved utilization of installed laser systems. Net revenue was $10.9 million during the three months ended September 30, 2023 compared to $12.0 million for the same period in 2022.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended September 30, 2023 and 2022, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	September 30,				Amount	Percent
	2023		2022		Change	Change
Net revenue	$10,921	100.0%	$12,010	100.0%	$(1,089)	(9.1)%
Cost of revenue	7,175	65.7%	9,565	79.6%	(2,390)	(25.0)%
Gross profit	$3,746	34.3%	$2,445	20.4%	$1,301	53.2%

Gross profit as a percentage of net revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the three months ended September 30, 2023, was $3.7 million, or 34% of net revenue, an increase of approximately $1.3 million, or 53%, as compared with gross profit of $2.4 million, or 20% of net revenue, for the same period in 2022. The increase of 14% in gross profit as a percentage of net revenue when compared to the same period in 2022 reflects the improvement from supply chain issues that resulted in a $1.7 million charge to inventory reserves and warranty expenses during the three months ended September 30, 2022 compared to the same period in 2023, along with the impact of the favorable mix from higher margin consumables sales during the three months ended September 30, 2023 and various other cost savings initiatives implemented late in the second quarter of 2023. This improvement was partially offset by lower product training revenue recognized during the three months ended September 30, 2023 compared to the same period in 2022.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the three months ended September 30, 2023 and 2022, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	September 30,				Amount	Percent
	2023		2022		Change	Change
Sales and marketing	$3,402	31.2%	$5,008	41.7%	$(1,606)	(32.1)%
General and administrative	2,679	24.5%	3,109	25.9%	(430)	(13.8)%
Engineering and development	1,362	12.5%	1,979	16.5%	(617)	(31.2)%
Total operating expenses	$7,443	68.2%	$10,096	84.1%	$(2,653)	(26.3)%

Sales and Marketing Expense. Sales and marketing expenses during the three months ended September 30, 2023 decreased by $1.6 million, or 32%, as compared to the same period in 2022. This decrease of $1.6 million is primarily due to a $1.0 million decrease in compensation expense during the three months ended September 30, 2023, as well as a decrease in commissions and bonus incentives for achieving lower sales targets, $0.3 million in decreased advertising spending, and $0.3 million in lower travel and tradeshow-related expenses.

General and Administrative Expense. General and administrative expenses during the three months ended September 30, 2023 decreased by $0.4 million, or 14%, compared to the same period in 2022. This decrease of $0.4 million is primarily due to a $0.6 million decrease in compensation and bonus incentives from the impact of our cost savings initiatives implemented during the latter part of the second quarter of 2023 and from achieving lower sales targets, partially offset by a $0.2 million increase in expenses of our special shareholder meeting held during the third quarter of 2023 to obtain approval for our reverse stock split.

Engineering and Development Expense. Engineering and development expenses during the three months ended September 30, 2023 decreased by $0.6 million, or 31%, compared to the same period in 2022. This decrease of $0.6 million is primarily from the impact of our cost savings initiatives implemented during the latter part of the second quarter of 2023 , as well as fewer engineering projects for 2023 as compared to 2022.

Non-Operating Loss

Loss on Foreign Currency Transactions. We realized an approximately $0.3 million loss on foreign currency transactions during the three months ended September 30, 2023 and 2022, respectively, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $0.6 million during the three months ended September 30, 2023 compared to $0.4 million for the same period in 2022, an increase of 41%. This increase was due to the rise in interest rates on our term loan.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes for the three months ended September 30, 2023 was consistent with the same period in 2022. For additional information regarding income taxes, see Part I, Item I, Note 13 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $4.6 million for the three months ended September 30, 2023 compared to a net loss of $8.4 million for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

Net Revenue: The following table summarizes our unaudited net revenue by category, including each category’s percentage of our total revenue, for the nine months ended September 30, 2023 and 2022, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Nine Months Ended
	September 30,				Amount	Percent
	2023		2022		Change	Change
Laser systems	$21,666	60.7%	$21,626	62.9%	$40	0.2%
Consumables and other	10,058	28.2%	8,379	24.3%	1,679	20.0%
Services	3,950	11.1%	4,406	12.8%	(456)	(10.3)%
Net revenue	$35,674	100.0%	$34,411	100.0%	$1,263	3.7%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the nine months ended September 30, 2023 and 2022, as well as the amount of change and percentage of change in each geographic revenue category (dollars in thousands):

	Nine Months Ended
	September 30,				Amount	Percent
	2023		2022		Change	Change
United States	$24,797	69.5%	$24,290	70.6%	$507	2.1%
International	10,877	30.5%	10,121	29.4%	756	7.5%
Net revenue	$35,674	100.0%	$34,411	100.0%	$1,263	3.7%

Net revenue during the nine months ended September 30, 2023 increased by $1.3 million, or 4% as compared to the same period in 2022, primarily due to an increase in worldwide consumables and other revenue from improved utilization of installed laser systems. This increase was partially offset by a decrease in product training revenue during the nine months ended September 30, 2023 compared to the same period in 2022. Net revenue was $35.7 million during the nine months ended September 30, 2023 compared to $34.4 million for the same period in 2022.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the nine months ended September 30, 2023 and 2022, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended
	September 30,				Amount	Percent
	2023		2022		Change	Change
Net revenue	$35,674	100.0%	$34,411	100.0%	$1,263	3.7%
Cost of revenue	22,474	63.0%	22,096	64.2%	378	1.7%
Gross profit	$13,200	37.0%	$12,315	35.8%	$885	7.2%

Gross profit as a percentage of net revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the nine months ended September 30, 2023, was $13.2 million, or 37% of net revenue, an increase of approximately $0.9 million, or 7%, as compared with gross profit of $12.3 million, or 36% of net revenue, for the same period in 2022. The increase of 1% in gross profit as a percentage of net revenue reflects the improvement from supply chain issues that resulted in a $1.7 million charge to inventory during the nine months ended September 30, 2022 compared to the same period in 2023. This inventory charge was driven by the supply chain issues that required us to change to new suppliers along with end of life designation for certain products and components, which resulted in higher inventory reserves and warranty expenses. The improvement is also due to the impact of the favorable mix from higher margin consumables sales during the nine months ended September 30, 2023. This improvement was partially offset by the carry-over of the supply chain issues and related warranty expenses to the first three months of 2023, as well as lower product training revenue recognized during the three months ended September 30, 2023 compared to the same period in 2022.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the nine months ended September 30, 2023 and 2022, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended
	September 30,				Amount	Percent
	2023		2022		Change	Change
Sales and marketing	$14,214	39.9%	$15,224	44.3%	$(1,010)	(6.6)%
General and administrative	7,495	21.0%	8,825	25.6%	(1,330)	(15.1)%
Engineering and development	4,352	12.2%	5,177	15.0%	(825)	(15.9)%
Total operating expenses	$26,061	73.1%	$29,226	84.9%	$(3,165)	(10.8)%

Sales and Marketing Expense. Sales and marketing expenses during the nine months ended September 30, 2023 decreased by $1.0 million, or 7%, as compared to the same period in 2022. This decrease of $1.0 million is primarily due to $1.4 million in lower compensation expense during the nine months ended September 30, 2023 from a decrease in commissions and bonus incentives for achieving lower sales targets, $0.6 million in decreased advertising spending, and $0.2 million in lower travel and tradeshow-related expenses. These decreases were partially offset by $1.2 million in recognition of depreciation expense for equipment used in sales and marketing for demos, training and educational purposes, of which $0.8 million was non-recurring.

General and Administrative Expense. General and administrative expenses during the nine months ended September 30, 2023 decreased by $1.3 million, or 15%, compared to the same period in 2022. This decrease of $1.3 million is primarily due to an $0.8 million decrease in legal and consulting spending and a $0.5 million decrease in compensation and bonus incentives from the impact of our cost savings initiatives implemented during the latter part of the second quarter of 2023 and from achieving lower sales targets.

Engineering and Development Expense. Engineering and development expenses during the nine months ended September 30, 2023 decreased by $0.8 million, or 16%, compared to the same period in 2022. This decrease is primarily from the impact of our cost savings initiatives implemented during the latter part of the second quarter of 2023, as well as fewer engineering projects for 2023 as compared to 2022.

Non-Operating Loss

Loss on Foreign Currency Transactions. We realized an approximately $0.5 million loss on foreign currency transactions during the nine months ended September 30, 2023 compared to an approximately $0.6 million loss on foreign currency transactions during the nine months ended September 30, 2022, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $1.8 million during the nine months ended September 30, 2023 compared to $1.3 million for the same period in 2022, an increase of 39%. This increase was due to the rise in interest rates on our term loan.

Other (Income) Expense, Net. Other Expenses during the nine months ended September 30, 2023 was $0.1 million and relates to issuance costs from the September 2023 public offering that were allocated to the Series J warrants and from the May 2023 public offering that were allocated to the Series H warrants and immediately expensed due to the liability classification of the warrants. These expenses were partially offset by gains recorded on the revaluation of these warrants during the period.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes for the nine months ended September 30, 2023 was consistent with the same period in 2022. For additional information regarding income taxes, see Part I, Item I, Note 13 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $15.3 million for the nine months ended September 30, 2023 compared to a net loss of $18.8 million for the nine months ended September 30, 2022.

Liquidity and Capital Resources

At September 30, 2023, we had approximately $7.8 million in cash and cash equivalents compared to $4.2 million as of December 31, 2022. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The increase in cash and cash equivalents from December 31, 2022 was primarily due to $8.5 million net proceeds from the January 2023 public offering, $3.7 million net proceeds from the May 2023 public offering, $3.5 million net proceeds from the September 2023 public offering, and $0.8 million proceeds from the exercise of warrants, partially offset by a net loss of $15.3 million and $1.1 million in capital expenditures during the nine months ended September 30, 2023. The Company incurred losses from operations and used cash in operating activities for the three and nine months ended September 30, 2023 and for the years ended December 31, 2022, 2021, and 2020. The Company’s recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net cash flows used in operating activities	$(11,808)	$(21,179)
Net cash flows used in investing activities	(1,126)	(3,256)
Net cash flows provided by financing activities	16,549	4,635
Effect of exchange rate changes	13	(415)
Net change in cash, cash equivalents and restricted cash	$3,628	$(20,215)

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the nine months ended September 30, 2023 totaled $11.8 million and was primarily comprised of our net loss of $15.3 million.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2023 totaled $1.1 million and was comprised of the purchase of property, plant, and equipment. We expect cash flows used in investing activities to decrease in the remainder of 2023 due to the completion of our new training facility.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 totaled $16.5 million and was derived from the $8.5 million net proceeds from the January 2023 public offering, $3.7 million net proceeds from the May 2023 public offering, $3.5 million net proceeds from the September 2023 public offering and $0.8 million proceeds from the exercise of warrants.

Effect of Exchange Rate

The $13 thousand effect of exchange rate on cash for the nine months ended September 30, 2023 was due to recognized loss on foreign currency transactions, primarily driven by changes in the Euro during the period.

Future Liquidity Needs

As of September 30, 2023, we had working capital of approximately $8.0 million. Our principal sources of liquidity as of September 30, 2023 consisted of approximately $7.8 million in cash and cash equivalents and $4.4 million of net accounts receivable.

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

May 2023 Public Offering

On May 26, 2023, the Company completed a public offering and issued, 175,000 units, with each Unit consisting of (A) one share of the Company’s Series H Convertible Redeemable Preferred Stock, par value $0.001 per share, and (B) one warrant to purchase one-half of one (0.50) share of Series H Convertible Preferred Stock, at a price to the public of $26.00 per Unit, less underwriting discounts and commissions. Each Warrant has an exercise price of $13.00 per share, is exercisable for one-half of one (0.5) share of Series H Convertible Preferred Stock, is immediately exercisable and will expire two (2) years from the date of issuance. The Company received gross proceeds of approximately $4.6 million, before deducting underwriting discounts and commissions, estimated offering expenses, and before the exercise of warrants.

September 2023 Public Offering

On September 18, 2023, the Company completed a public offering and issued, 75,000 units, with each Unit consisting of (A) one share of the Company’s Series J Convertible Redeemable Preferred Stock, par value $0.001 per share, and (B) one warrant to purchase one-half of one (0.50) share of Series J Convertible Preferred Stock, at a price to the public of $60.00 per Unit, less underwriting discounts and commissions. Each Warrant has an exercise price of $30.00 per share, is exercisable for one-half of one (0.5) share of Series J Convertible Preferred Stock, is immediately exercisable and will expire one (1) year from the date of issuance. The Company received gross proceeds of approximately $4.5 million, before deducting underwriting discounts and commissions, estimated offering expenses, and before the exercise of warrants.

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

On August 14, 2023, we received a letter from the Nasdaq Office of General Counsel confirming the decision of the Panel that we currently demonstrate compliance with the requirements for continued listing on The Nasdaq Capital Market.

Due to our accumulated deficit, recurring and negative cash flow from operations for the year ended December 31, 2022 and the quarter ended September 30, 2023, there is substantial doubt about our ability to continue as a going concern.

We incurred losses from operations and used cash in operating activities for the three and nine months ended September 30, 2023 and for the years ended December 31, 2022, 2021, and 2020. Our recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. Our audited consolidated financial statements for the year ended December 31, 2022 were prepared on a going concern basis in accordance with generally accepted accounting principles in the United States. The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Thus, our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our recurring losses, negative cash flow, need for additional capital, and the uncertainties surrounding our ability to raise such capital raise substantial doubt about our ability to continue as a going concern. For us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through distributors, establish profitable operations through increased sales, decrease expenses, generate cash from operations or raise additional funds when needed. Our goal is to improve our financial condition and ultimately improve our financial results by increasing revenues through expanding awareness of the benefits of our dental lasers among dental specialists and general practitioners and reducing expenses. However, if we are unable to do so on a timely basis, we will be required to seek additional capital. In that event, we would seek additional funds through various financing sources, including the sale of our equity and debt securities, however, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If we are unable to raise additional capital, increase sales or reduce expenses, we will be unable to continue to fund our operations, develop our products, realize value from our assets, and discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our common stock.

We have experienced net losses for each of the past three years, and we could experience additional losses and have difficulty achieving profitability in the future.

We had an accumulated deficit of $296.2 million as of December 31, 2022 and an accumulated deficit of $311.5 million as of September 30, 2023. We recorded net losses of $28.6 million, $16.2 million, and $16.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. We recorded net losses of $4.6 million and $15.3 million for the three and nine months ended September 30, 2023 and $8.4 million and $18.8 million for the three and nine months ended September 30, 2022, respectively. In order to achieve profitability, we must increase net revenue through new sales and control our costs. Failure to increase our net revenue and decrease our costs could cause our stock price to decline and could have a material adverse effect on our business, financial condition, and results of operations.

We are vulnerable to continued global economic uncertainty and volatility in financial markets.

Our business is highly sensitive to changes in general economic conditions as a seller of capital equipment to end users in dental professional practices. Financial markets inside the United States and internationally have experienced extreme disruption in recent times, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, and declining valuations of investments. We believe these disruptions are likely to have an ongoing adverse effect on the world economy. A continued economic downturn and financial market disruptions could have a material adverse effect on our business, financial condition, and results of operations. Also, the imposition of economic sanctions on Russia as a result of the conflict in Ukraine could prevent us from performing existing contracts and pursuing new growth opportunities, which could adversely affect our business, financial condition and results of operations. Furthermore, sustained uncertainty about, or worsening of, geopolitical tensions, including further escalation of war between Russia and Ukraine, further escalation in the conflict between the State of Israel and Hamas, as well as further escalation of tensions between the State of Israel and various countries in the Middle East and North Africa, could result in a global economic slowdown and long-term changes to global trade. Any or all of these factors could negatively affect Mobix Labs’ business, results of operations, financial condition and growth.

Our ability to meet our redemption obligations under the existing convertible redeemable preferred stock depends on our earnings and cash flows, and we may not have sufficient funds to redeem such shares of preferred stock.

As of September 30, 2023, 38,131 and 5,000 shares of Series J Preferred Stock and Series H Preferred Stock are outstanding and redeemable by us on September 13, 2024 and May 24, 2025, respectively. No assurances can be given that we will be successful in making the required payments to the holders of the Series J Preferred Stock and Series H Preferred Stock, or that we will be able to comply with the financial or other covenants contained in the Certificates of Designations. If we are unable to make the required cash payments or otherwise comply with the Certificates of Designations due to insufficient funds, dividends will accrue on such preferred stock, the holders of such shares of preferred stock could foreclose against our assets, and/or we could be forced into bankruptcy or liquidation.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Fifth Amendment to Restated Certificate of Incorporation		8-K	05/28/2020	3.1	06/01/2020

3.1.7	Sixth Amendment to Restated Certificate of Incorporation		8-K	04/28/2022	3.1	05/02/2022

3.1.8	Seventh Amendment to Restated Certificate of Incorporation		8-K	07/20/2023	3.1	07/26/2023

3.1.9	Certificate of Designation of Series G Preferred Stock		8-A	03/01/2022	3.1	03/03/2022

3.1.10	Certificate of Elimination of Series G Preferred Stock		8-K	06/08/2022	3.1	06/08/2022

3.1.11	Certificate of Elimination of Series D, Series E and Series F Preferred Stock of the Registrant		8-K	03/01/2022	3.3	03/03/2022

3.1.12	Certificate of Designation of Series H Convertible Redeemable Preferred Stock		8-K	05/24/2023	3.1	05/26/2023

3.1.13	Certificate of Designation of Series I Preferred Stock		8-K	06/05/2023	3.1	06/06/2023

3.1.14	Certificate of Designation of Series J Convertible Redeemable Preferred Stock		8-K	09/13/2023	3.1	09/18/2023

3.2	Eighth Amended and Restated Bylaws of the Registrant adopted on March 1, 2022		8-K	03/01/2022	3.1	03/03/2022

4.1	Warrant Agency Agreement, dated May 26, 2023, by and between BIOLASE, Inc., Computershare Inc., a Delaware corporation, and its affiliate, Computershare Trust Company, N.A., a federal trust company		8-K	05/24/2023	4.1	05/26/2023

4.2	Form of Warrant to Purchase Series H Convertible Preferred Stock		8-K	05/24/2023	4.2	05/26/2023

4.3	Form of Warrant to Purchase Series J Convertible Preferred Stock		8-K	09/13/2023	4.2	09/18/2023

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE, INC.
(Registrant)

November 09, 2023	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
President and Chief Executive Officer
(Principal Executive Officer)

November 09, 2023	By:	/s/ JENNIFER BRIGHT
Date		Jennifer Bright
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)