Form 10-K
period 2023-12-31
BIOLASE, INC
filed 2024-03-21
CIK 811240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Registrant’s common stock held by non-affiliates was $7,185,686 based on the last sale price of common stock on June 30, 2023.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	BIOL	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

As of March 14, 2024, there were 32,522,593 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement related to its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIOLASE, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”), particularly in Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain “forward-looking statements.” Such forward-looking statements include statements, predictions, or expectations regarding market opportunities, our plans for future products and services and enhancements of existing products and services, future market growth and our anticipated growth strategies, future demand for improved dental care and dental laser equipment, expansion of our international operations, compliance with laws and regulatory requirements, the impact of cost-saving measures and future decreases in expenses, statements regarding the effects of seasonality on revenue, anticipated cash needs, capital requirements and capital expenditures, needs for additional financing, anticipated use of proceeds from debt or equity financing, use of working capital, plans to explore potential collaborations, potential acquisitions of products and technologies, effects of engineering and development efforts, plans to expand our field sales force, the development of distributor relationships, our ability to attract customers, the adequacy of our facilities, products and solutions from competitors, our ability to maintain product quality standards, protection of patents and other technology, the ability of third party payers to pay for costs of our products, limitations on capital expenditures, critical accounting policies and the impact of recent accounting pronouncements, recording tax benefits or other financial items in the future, plans, strategies, expectations, or objectives of management for future operations, our financial condition or prospects, and any other statement that is not historical fact. Forward-looking statements are identified by the use of words such as “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “continue,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “outlook,” “potential,” “plan,” “seek” and similar expressions and variations or the negatives of these terms or other comparable terminology.

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, the Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is an effective, safe solution for preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. As of December 31, 2023, we maintained approximately 241 active and 21 pending United States and international patents, with the majority relating to our Waterlase technology. Our patent portfolio is regularly evaluated, and we strategically prioritize our core patents to ensure optimal intellectual property coverage while minimizing annual maintenance fees. From 1998 through December 31, 2023, we have sold over 47,700 laser systems in over 80 countries around the world, and we believe that Waterlase iPlus is the world’s best-selling all-tissue dental laser. Since 1998, we have been the global leading innovator, manufacturer, and marketer of dental laser systems.

We also manufacture and sell consumable products and accessories for our laser systems. Our Waterlase and diode systems use disposable laser tips of differing sizes and shapes depending on the procedure being performed. We also market flexible fibers and hand pieces that dental practitioners replace at some point after initially purchasing laser systems. For our Epic line of diode laser systems, we sell teeth whitening gel kits. During the year ended December 31, 2023, the sale of lasers accounted for approximately 61% of our total sales, and consumables, accessories, and services accounted for approximately 39% of our total sales.

We currently operate in a single reportable business segment. We had net revenues of $49.2 million, $48.5 million, and $39.2 million, in 2023, 2022, and 2021, respectively, and we had net losses of $20.6 million, $28.6 million, and $16.2 million for the same periods, respectively. We had total assets of $35.1 million and $38.2 million as of December 31, 2023 and 2022, respectively.

Recent Developments

Other Recent Developments

The disclosure set forth under Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments is hereby incorporated herein by reference.

Industry Background

General

Dental procedures, including medical and cosmetic treatment, are performed on hard tissue, such as bone and teeth, and soft tissue, such as gums and other oral tissues.

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

High-Speed Drills. Most dentists use conventional high-speed drills for hard tissue procedures, such as removing decay and preparing teeth for filling, gaining access for performing root canals, and shaving or contouring oral bone tissue. Potentially adverse effects associated with drills include thermal heat transfer, vibration, pressure and noise. The cutting and grinding action of high-speed drills can cause damage, such as microfractures, to the patient’s teeth. The trauma can lead to longer recovery times and the need for future crowns and root canals. Additionally, this grinding action of high-speed drills may weaken the tooth’s underlying structure, leading to fractures and broken cusps. Procedures involving high-speed drills typically require anesthesia and are often the source of patient anxiety and fear. Because many dentists do not recommend anesthetizing more than one or two sections of the mouth in a single appointment, patients may need to return several times to complete their treatment plan.

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

Traditional Laser Systems. More recently, lasers have gained acceptance for use in general and cosmetic dentistry. Most lasers used in dentistry have been adapted from other medical applications, such as general surgery and dermatology, but are not optimally designed to perform common dental procedures. Most traditional dental lasers use thermal energy to cut tissue and are used primarily for soft tissue procedures.

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

The Waterlase systems incorporate an ergonomic hand-piece and a user-friendly digital interface with presets for a wide range of clinical applications that control a combination of laser energy, air, and water settings, as well as the pulse rate for clinical efficiency and patient comfort. Each system also has been designed to be easily moved from operatory to operatory within a practice. We developed the Waterlase systems using internally developed intellectual property, as well as intellectual property obtained through various acquisitions. The Waterlase systems are FDA-cleared in the United States, CE mark-approved in Europe, and approved for sale in more than 80 other countries for dental uses. In the United States, we also have regulatory clearance for dermatological, aesthetic, and other general surgery uses.

Diode soft-tissue laser systems. Our soft tissue diode laser systems currently consist of the Epic X, Epic Hygiene, Epic Q, and Epic 10 diode lasers that perform soft tissue, hygiene, cosmetic procedures, teeth whitening, and provide temporary pain relief. Epic X, and Epic 10 systems feature our proprietary 940 nanometer wavelength with patented pulse technology called ComfortPulse, which is designed for added patient comfort. Epic Hygiene was introduced in December 2019 as the Company’s latest innovation in proven Epic laser technology, which is designed to manage non-surgical periodontitis and increase clinical production. The system includes proven clinical protocols, including pocket therapy and perio debridement, to facilitate implementation. The Epic Hygiene is the only hygiene specific diode laser with FDA 510 (k) clearance for Laser Bacterial Reduction (LBR), a preventive periodontal procedure conducted in conjunction with routine cleaning. Epic Hygiene, which utilizes a 980 nanometer wavelength, gives dental hygienists the ability to offer dental laser technology to their patients, including minimally invasive and less painful treatments that are designed to allow for quicker procedures and faster recovery times.

Epic 10 is a portable, powerful diode laser that facilitates clinical versatility with surgical, pain therapy, and whitening capabilities and provides an exceptional laser with an attractive value proposition. In December 2014, we introduced the Epic X diode laser, an enhanced soft tissue laser system featuring upgrades and improvements from our Epic 10. The Epic X, Epic10, and Epic Hygiene are FDA-cleared in the United States, CE mark-approved in Europe, and approved for sale in more than 80 other countries for dental uses. In the United States, we also have regulatory clearance for ears, nose and throat, dermatological, aesthetic, and other general surgery uses. In 2023, the Epic Q, an entry level model in the Epic diode laser family was introduced internationally to address the need for a more affordable laser for emerging markets.

In 2021, BIOLASE designed, developed, received FDA clearance for and began production of a laser using BIOLASE’s proprietary Er,Cr:YSGG laser technology (the "EdgePro") in partnership with EdgeEndo, a leading endodontic company. The EdgePro is a state-of-the-art microfluidic irrigation device designed to clean and disinfect root canals. The partnership with EdgeEndo is BIOLASE’s first exclusive Original Equipment Manufacturer ("OEM") agreement.

Related Accessories and Consumable Products

In addition to sales of our laser systems, we manufacture and sell consumable products and accessories for our laser systems. Our Waterlase and diode systems use disposable laser tips of differing sizes and shapes depending on the procedure being performed. We also market flexible fibers and hand pieces that dental practitioners replace at some point after initially purchasing laser systems. In 2023, we introduced a fractional handpiece accessory for the Waterlase iPlus with FDA clearance for skin resurfacing, a popular esthetic procedure. We provide esthetic clinical training through the American Academy of Facial Esthetics. For our Epic systems, we also sell teeth whitening gel kits.

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

Benefits to Dental Professionals

•
Expanded range of procedures. Our laser systems allow general dentists to perform additional surgical and cosmetic procedures that they are unable or unwilling to perform using conventional methods and that would typically be referred to a specialist. Our laser systems and clinical education programs allow dentists to perform these procedures easily and efficiently, increasing their range of skills, professional and patient satisfaction levels, patient retention rates, and new patient attraction rates.
•
Additional procedures through increased information and efficiency. Our laser systems can shorten and reduce the number of patient visits, providing dental professionals with the ability to service more patients. For hard tissue procedures, our Waterlase systems can reduce the need for anesthesia, which enables the dental practitioner to perform multiple procedures in one visit. The Waterlase and diode systems cut soft tissue more precisely and with minimal bleeding when compared to traditional tools such as scalpels and electrosurge systems. We have FDA clearance for treatment indications supporting REPAIR Perio and REPAIR Implant, our proprietary periodontal protocols for subgingival calculus removal and debridement of root surfaces and implant surfaces using the Waterlase system and patented Radial and Side Firing Perio Tips. This is a minimally invasive treatment for moderate to advanced gum and peri-implant diseases, which are among the leading causes of dental health conditions for adults over age 35 and conditions that impact more than half of Americans over the age of 55. In addition, our Epic system can be used to quickly perform in-office teeth whitening with our proprietary whitening gel and to provide temporary pain relief.
•
Greater case acceptance and patient reported outcomes. We believe the improved patient comfort and convenience offered by our laser systems, along with the reduction in chair time helps improve both the patient experience and patient acceptance of dental treatment plans.
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
•
Less Aerosols. Waterlase all-tissue laser systems create 98% less aerosols than traditional dental handpieces, meeting the American Dental Association's recommendation of reduced aerosol production. Epic soft-tissue lasers do not use water, and meet guidance from the Center for Disease Control, which recommends avoiding aerosol generating procedures whenever possible, including the use of high-speed dental handpieces, air/water syringes, and ultrasonic scalers. Ultrasonic scalers create a visible water spray that can contain particle droplets of water, saliva, blood, microorganisms, and other debris, which can serve as a conduit to spread the virus. In contrast, Epic technology allows dentists and hygienists to perform gentler, highly effective treatments without using water.

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
•
Increasing awareness and education in laser dentistry. During 2023, we hosted 20 webinars, 147 seminars, and attended 41 tradeshows. We plan to continue these educational opportunities in 2024. We believe the Waterlase Trial Program that we are continuing in 2024, which allows dentists to explore how our Waterlase technology improves patient outcomes during a trial period, also helps in increasing the awareness of the benefits of laser dentistry.
•
Increasing awareness of and demand for our laser systems among patients. We also intend to increase demand for our products by educating patients about the clinical benefits of the Waterlase and diode systems. We believe that patients will understand the clinical benefits, which, in turn, will result in increased awareness of our systems from dental practitioners. During 2024, we expect to distribute a docuseries “Talk Dental to Me” that will focus on the benefits of our technology for the patient.
•
Strengthening customer training and clinical education. We provide introductory, advanced, and specialized training on our products for dental practitioners to increase their proficiency and to certify them. Our goal is to provide our customers world class training that is accessible and can be performed with practical techniques. To further enhance our capabilities in this area, in 2023 we opened a world-class training facility at our corporate office location in Lake Forest, California along with our first-ever dental office adjacent to the training facility (“Laser Smiles”).
•
Strengthening sales and distribution capabilities. In the U.S., we have primarily distributed our products directly to dental practitioners via our field and in-house sales forces. Sales representatives and lead generators work in partnership with the field sales team to maximize effectiveness in engaging and servicing customers. In addition to our field sales force in the U.S., we also use various independent distributors to sell and support our products throughout Canada, Europe, the Middle East, Latin America, and Asia-Pacific regions. We plan to continue to build out the infrastructure to support our customers and to drive revenue and profit growth, both domestically and internationally. This includes expanding our sales presence with respect to the rapidly growing group practices, group purchasing organizations, and government channels.
•
Improving product quality. We strive to achieve the industry’s highest rate of defect-free delivery of products, maintain high quality standards, and address and timely resolve customer complaints. In the U.S., we provide maintenance and support services to customers through our support hotline and dedicated staff of in-house and field service personnel. Outside the U.S., we maintain a network of factory-certified service technicians to provide maintenance and support services to customers. During 2023 we ramped up certain internal manufacturing capabilities for some of our key laser components that improved our overall product quality.
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
•
Generating revenue through OEM partnerships. In addition to our partnership with EdgeEndo, we plan to continue to explore potential collaborations to bring our proprietary laser technologies with expanded FDA-cleared indications for other medical applications in the future.

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

Our primary marketing message to dental practitioners emphasizes the capability of our lasers to address dental challenges effectively, leading to enhanced patient-reported outcomes and, as a result, improved cash flow. BIOLASE Education is a leader in educating and training dental practitioners in laser dentistry. We believe that, as the community of dental practitioners that use our products expands, the BIOLASE Education will continue to deliver innovative and valued educational opportunities by utilizing the latest in learning methodologies and platforms. In addition, the World Clinical Laser Institute conducts and sponsors educational programs internationally on the use of lasers in dentistry. These are intended for dental practitioners, researchers and academicians and include both seminars and hands-on training sessions. BIOLASE has also developed a "Waterlase Academy" for Endodontists, Periodontists, Pediatric specialists and general practitioners, and an Epic Diode Academy for both dental hygienists and dentists. These academies are designed to foster peer-to-peer learning on the appropriate and effective use of our products.

We believe the Waterlase Trial Program that we are continuing in 2024, which allows dentists to evaluate our Waterlase technology during a trial period, also helps in increasing the awareness of the benefits of laser dentistry. We have also developed relationships with research institutions, dental schools, and dental laboratories that use our products for clinical research and in-clinical training, and believe these relationships will continue to increase awareness of and demand for our products.

Patients. We believe that making patients aware of our laser systems and their benefits will motivate them to be proactive in requesting from dental practitioners laser procedures and their outcomes. During 2024, we expect to distribute a docuseries “Talk Dental to Me” that will focus on the benefits of our technology for the patient. We can be found online at www.biolase.com, and on Facebook, Twitter, LinkedIn, YouTube, and Instagram. Unless specifically stated otherwise, none of the information contained on any of these sites online is incorporated in this Form 10-K by reference.

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

The following table summarizes our net revenues by category ($ in thousands):

	Years Ended December 31,
	2023		2022		2021
Laser systems	$30,043	61.1%	$31,443	64.8%	$25,023	63.9%
Consumables and other	13,596	27.7%	11,322	23.4%	9,456	24.1%
Services	5,525	11.2%	5,697	11.8%	4,709	12.0%
Net revenue	$49,164	100.0%	$48,462	100.0%	$39,188	100.0%

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Years Ended December 31,
	2023		2022		2021
United States	$33,883	68.9%	$33,876	69.9%	$25,384	64.8%
International	15,281	31.1%	14,586	30.1%	13,804	35.2%
Net revenue	$49,164	100.0%	$48,462	100.0%	$39,188	100.0%

International revenue accounts for a significant portion of our total revenue and accounted for approximately 31%, 30%, and 35% of our net revenue in 2023, 2022, and 2021, respectively. No individual country outside the United States represented more than 10% of our net revenue during the years ended December 31, 2023, 2022, and 2021.

For financial information about our long-lived assets, refer to Note 3 – Supplementary Balance Sheet Information, Note 4 – Intangible Assets and Goodwill, and Note 9 – Segment Information.

United States Sales. In the United States, we primarily sell our products directly to dental practitioners utilizing a field sales force consisting of laser sales representatives and regional managers. We also have an in-house sales force, which is comprised of sales representatives and lead generators who work in partnership with the field sales team to maximize sales by leveraging the existing installed customer base.

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

Customer Concentration. We sell our products through our field sales force, agents, and distributors. For the years ended December 31, 2023, 2022, and 2021, sales to our largest distributor worldwide accounted for approximately 5%, 4%, and 5%, respectively, of our net revenue. As of December 31, 2023, accounts receivable from one customer totaled approximately 11% of total gross accounts receivable. The entire balance is outstanding for less than 180 days and deemed collectible. As of December 31, 2022, accounts receivable from one customer totaled approximately 12% of total gross accounts receivable. The entire balance was received in 2023.

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

Engineering and Product Development

Engineering and product development activities are essential to maintaining and enhancing our business. We believe our engineering and product development team has demonstrated its ability to develop innovative products that meet evolving market needs. As of December 31, 2023, our engineering and product development group consists of 11 individuals with medical device or laser development experience. During the years ended December 31, 2023, 2022, and 2021, our engineering and product development expenses totaled approximately $6.0 million, $7.3 million, and $6.0 million, respectively. Our current engineering and product development activities are focused on developing new product platforms, improving our existing products and technology and extending our product range in order to provide dental practitioners and patients with new and improved protocols or procedures that are less painful and have clinically superior results. Some examples of the improvements we are pursuing for our laser systems include faster cutting speed, improved ease of use, less need for anesthesia, interconnectivity, and an expanded portfolio of consumable products for use with our laser systems. Our engineering and product development activities encompass both fundamental and applied fields. We seek to improve methods to perform clinical procedures through the use of new laser wavelengths, laser operation modes and accessories.

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

Intellectual Property and Proprietary Rights

We believe that to maintain a competitive advantage in the marketplace, we must develop and maintain protection of the proprietary aspects of our technology. We rely on a combination of patents, trademarks, trade secrets, copyrights and other intellectual property rights to protect our intellectual property. We have developed a patent portfolio internally, and to a lesser extent through acquisitions and licensing, that covers many aspects of our product offerings. As of December 31, 2023, we maintained approximately 241 active and 21 pending United States and international patents, with the majority relating to our Waterlase technology. Our patent portfolio is regularly evaluated, and we strategically prioritize our core patents to ensure optimal Intellectual Property coverage while minimizing annual maintenance fees. While we hold a variety of patents that cover a broad range of technologies and methods, the majority of these patents provide market protection for our core technologies incorporated in our laser systems and related accessories. Existing patents related to our core technology, which are at various stages of being incorporated into our products, are scheduled to expire ranging from 2025 to 2042. We do not expect the expiration of the expired or soon-to-expire patents to have a material adverse effect on our business, financial condition, or results of operations.

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

Unless an exemption applies, the FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a Section 510(k) premarket clearance, de novo classification, or a Premarket Approval ("PMA") before introducing it into the U.S. market. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes (Class I, II, or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness.

Most Class I devices are exempt from the requirement to obtain FDA premarket clearance or approval. For most Class II devices (and a small number of Class I devices), a company must submit to the FDA a premarket notification (known as 510(k) submission) requesting clearance to commercially distribute the device. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) devices, are placed in Class III, requiring either FDA premarket approval via a PMA application or a De Novo petition requesting that the FDA reclassify the device into a lower class (i.e., Class II or Class I). The FDA has issued regulations identifying the Class into which different types of devices fall and identifying whether the device type is exempt from the 510(k) process or if a 510(k) is needed.

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

Human Capital Resources

As of December 31, 2023, the Company employed 157 full-time employees in five countries, and 142 of those full-time employees work in the United States. We also leverage a limited number of temporary employee resources from time to time. Our employees are not represented by any collective bargaining agreement, and we believe our employee relations are good.

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

As of March 21, 2024, the executive officers of the Company were as follows:

Name	Age	Position
John R. Beaver	62	President and Chief Executive Officer
Jennifer Bright	52	Chief Financial Officer
Steven Sandor	43	Chief Operating Officer

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

Jennifer Bright was named Chief Financial Officer in July 2022. From April 2021 until her appointment as Chief Financial Officer, Ms. Bright was the Company’s Vice President of Finance and Accounting Director. Ms. Bright is a certified public accountant with more than 25 years of professional accounting and finance experience. From June 2020 to December 2020 she was consulting as Interim Director of Accounting at Spectrum Pharmaceuticals and was the Corporate Controller at Kellermeyer Bergensons Services from November 2018 to April 2020. Previously, Ms. Bright held senior accounting director and controller positions at Advantage Solutions, Inc., Crunch Holdings, LLC, Apria Healthcare Group, Inc., and Richmond American Homes, and was a Supervising Senior Auditor at the accounting firm of PricewaterhouseCoopers LLP. Ms. Bright holds a B.A. degree in Business Administration from the University of Washington.

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

Corporate Information

We were originally formed as Societe Endo Technic, SA (“SET”) in 1984 in Marseilles, France, to develop and market various endodontic and laser products. In 1987, SET merged into Pamplona Capital Corp., a public holding company incorporated in Delaware. In 1994, we changed our name to BIOLASE Technology, Inc. and in 2012, we changed our name to BIOLASE, Inc.

Our principal executive offices are located at 27042 Towne Centre Drive, Suite 270, Lake Forest, California 92610. Our telephone number is (949) 361-1200. Additional information can be found on our website, at www.biolase.com, and in our periodic and current reports filed with the SEC. Copies of our current and periodic reports filed with the SEC are available to the public on a website maintained by the SEC at www.sec.gov, and on our website at www.biolase.com/sec-filings.

Additional Information

BIOLASE®, ZipTip®, ezlase®, eztips®, ComfortPulse®, Waterlase®, Waterlase Dentistry®, Waterlase Express®, iLase®, iPlus®, Epic®, Epic Pro®, Epic HygieneTM, WCLI®, World Clinical Laser Institute®, Waterlase MD®, Waterlase Dentistry®, Waterlase Rapid Endo®, LaserFresh®, and EZLase® are registered trademarks of BIOLASE, and Pedolase™ is a trademark of BIOLASE. All other product and company names are registered trademarks or trademarks of their respective owners.

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

Risks Related to Our Business and Operations

Due to our accumulated deficit, recurring and negative cash flow from operations for the year ended December 31, 2023 there is substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements for the year ended December 31, 2023 were prepared on a going concern basis in accordance with generally accepted accounting principles in the United States. The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Thus, our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our recurring losses, negative cash flow, need for additional capital, and the uncertainties surrounding our ability to raise such capital raise substantial doubt about our ability to continue as a going concern. For us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through distributors, establish profitable operations through increased sales, decrease expenses, generate cash from operations or raise additional funds when needed. Our goal is to improve our financial condition and ultimately improve our financial results by increasing revenues through expanding awareness of the benefits of our dental lasers among dental specialists and general practitioners and reducing expenses. However, if we are unable to do so on a timely basis, we will be required to seek additional capital. In that event, we would seek additional funds through various financing sources, including the sale of our equity and debt securities, however, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If we are unable to raise additional capital, increase sales or reduce expenses, we will be unable to continue to fund our operations, develop our products, realize value from our assets, and discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our common stock. The Report of Independent Registered Public Accounting Firm from Macias Gini & O’Connell LLP contains an explanatory paragraph regarding our ability to continue as a going concern.

We have experienced net losses for each of the past three years, and we could experience additional losses and have difficulty achieving profitability in the future.

We had an accumulated deficit of $316.8 million as of December 31, 2023. We recorded net losses of $20.6 million, $28.6 million, and $16.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. In order to achieve profitability, we must increase net revenue through new sales and control our costs. Failure to increase our net revenue and decrease our costs could cause our stock price to decline and could have a material adverse effect on our business, financial condition, and results of operations.

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

We rely on exclusive and non-exclusive third-party distributors for a portion of our sales in North America and a majority of our sales in countries outside of the U.S. For the fiscal years ended December 31, 2023, 2022, and 2021, revenue from distributors accounted for approximately 31%, 30%, and 35% of our total net revenue, respectively. Our distributors have significant discretion in determining the efforts and resources they apply to the sale of our products, and we face significant challenges and risks in expanding, training, and managing our third-party distributors, particularly given their geographically dispersed operations. Our distributors may not commit the necessary resources to market and sell our products to the level of our expectations, and, regardless of the resources they commit, they may not be successful. From time to time, we may face competition or pricing pressure from one or more of our non-exclusive distributors in certain geographic areas where those distributors are selling inventory to the same customer base as us. Additionally, most of our distributor agreements can be terminated with limited notice, and we may not be able to replace any terminating distributor in a timely manner or on terms agreeable to us, if at all. If we are not able to maintain our distribution network, if our distribution network is not successful in marketing and selling our products, or if we experience a significant reduction in, cancellation, or change in the size and timing of orders from our distributors, our revenues could decline significantly and lead to an inability to meet operating cash flow requirements, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Our ability to use our federal and state NOL carryforwards to offset potential future taxable income is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether we will generate sufficient taxable income to use all our NOL carryforwards. As of December 31, 2023, we had U.S. federal net operating loss carryforwards of $110 million. Of the total U.S. federal net operating loss carryforwards as of December 31, 2023, $11.8 million is subject to a 20 year carryover period which will be fully expired by 2038. Losses generated beginning in 2018 will carryover indefinitely. We had state net operating loss carryforwards of $80 million as of December 31, 2023. Our net operating loss carryforwards are subject to review and possible adjustment by the taxing authorities. There are no tax examinations currently in progress.

In the future, our ability to utilize our net operating loss carryforwards, tax credits, and built-in items of deduction, including capitalized start-up costs and research and development costs, may be significantly limited due to changes in ownership. These changes in ownership can limit the amount of these tax benefits that can be utilized each year to offset future taxable income. In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. Due to the valuation allowance against deferred tax assets as of December 31, 2023, the net effect of any further limitation will have no impact on results of operations. Refer to Note 5 - Income Taxes for further discussion.

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

International sales comprise a significant portion of our net revenue, and we intend to continue to pursue and expand our international business activities. For the fiscal years ended December 31, 2023, 2022, and 2021, international sales accounted for approximately 31%, 30%, and 35% of our net revenue, respectively. Political, economic, and health conditions outside the United States, could make it difficult for us to increase our international revenue or to operate abroad. For example, efforts to contain the outbreak of COVID-19 in Asia and Europe included travel restrictions and closures of dental offices and clinics, significantly adversely impacting our international sales in 2022 and 2021.

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

Substantially all of our manufacturing operations are located at our leased facility in Corona, California, which is near known earthquake fault zones. Although we have taken precautions to safeguard our leased facility including disaster recovery planning and off-site backup of computer data, a natural disaster such as an earthquake, fire, or flood, could seriously harm our facility and significantly disrupt our operations. Additionally, labor disputes, maintenance requirements, power outages, equipment failures, civil unrest, or terrorist attacks affecting our Corona, California facility could significantly disrupt our operations. Our business interruption insurance coverage may not cover all or any of our losses from natural disasters or other disruptions.

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

Under the Credit Agreement dated November 9, 2018, as amended from time to time, between BIOLASE, Inc. and SWK, we are required to maintain a specified amount of consolidated unencumbered liquid assets as of the end of each fiscal quarter, and, if we fall below certain levels, generate minimum levels of revenue as of the end of each period specified in the Credit Agreement and maintain specified levels of consolidated EBITDA as of the end of each period specified in the Credit Agreement. Our ability to comply with these covenants may be affected by factors beyond our control.

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

Additionally, we may be subject to the Excise Tax (as defined below) included in the Inflation Reduction Act (“IRA”) enacted in August 2022 in connection with redemptions of our common stock, Series H Convertible Redeemable Preferred Stock, or Series J Convertible Redeemable Preferred Stock. In particular, an excise tax is imposed on “covered corporations” (generally, publicly-traded domestic corporations) equal to 1% of the fair market value of certain stock repurchased after December 31, 2022 (the “Excise Tax”). It is likely that the Excise Tax will generally apply to any redemptions of shares of our Series H Convertible Redeemable Preferred Stock or common stock after December 31, 2022, and any redemption of shares of our Series J Convertible Redeemable Preferred Stock. The Excise Tax base is reduced by the fair market value of any issuances of the covered corporation’s stock during its taxable year. The fair market value of any of shares our Series H Convertible Redeemable Preferred Stock, Series J Convertible Redeemable Preferred Stock, or common stock that are redeemed may exceed the fair market value of any of our stock issued during the same taxable year. Consequently, the Excise Tax may reduce the amount of cash we have available to shareholders.

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

Risks Related to Our Common Stock

Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

On January 11, 2023, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the last 30 consecutive business days, ending on January 10, 2023, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq rules, we were provided an initial period of 180 calendar days, or until July 10, 2023, to regain compliance with the Bid Price Rule.

On June 8, 2023, we were notified by the Staff of Nasdaq that we did not meet the minimum closing bid price requirement of $1.00 for continued listing, as set forth in the Bid Price Rule, as the Staff has determined that as of June 8, 2023, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days, from May 24, 2023 through June 7, 2023. As such, the Staff had determined to delist the Company’s common stock from the Nasdaq Capital Market and to suspend trading of the common stock at the opening of business on June 20, 2023, and file a Form 25-NSE with the SEC. We timely requested a hearing to appeal this determination, which stayed the suspension of our common stock pending the panel’s decision.

We subsequently requested the Panel grant us a temporary exception to regain compliance with the Bid Price Rule. On July 5, 2023, the Panel granted us an exception until August 11, 2023 to demonstrate bid price compliance subject to us taking the following actions: (i) on July 20, 2023, we obtain stockholder approval for a reverse stock split at a ratio that is sufficient to regain and maintain long term compliance with the Bid Price Rule; (ii) on or before July 31, 2023, we effect a reverse stock split and, thereafter, maintain a $1.00 closing bid price for a minimum of ten consecutive business days; and (iii) on August 11, 2023, we demonstrated compliance with the Bid Price Rule, by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions.

On July 20, 2023, we held a special meeting of our stockholders where the stockholders approved an amendment to our Certificate of Incorporation to effect a reverse stock split of our common stock, at a ratio between one-for-two (1:2) and one-for-one hundred (1:100). Immediately after the special meeting, our Board approved the 2023 Reverse Stock Split. On July 26, 2023, we filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 2023 Reverse Stock Split, which became effective on July 27, 2023.

On August 14, 2023, we received a letter from the Nasdaq Office of General Counsel confirming the decision of the Panel that we currently demonstrate compliance with the requirements for continued listing on the Nasdaq Capital Market.

On March 4, 2024, we received a deficiency letter from the Staff of Nasdaq notifying us that, for the last 30 consecutive business days, ending on March 1, 2024, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to the Bid Price Rule. In accordance with Nasdaq rules, we were provided an initial period of 180 calendar days, or until September 3, 2024 (the “Compliance Date”), to regain compliance with the Bid Price Rule. Compliance is generally achieved if, at any time before the Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days. However, the Staff may, in its discretion, require a company to satisfy the applicable bid price requirement for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that it has demonstrated an ability to maintain long-term compliance. If we do not regain compliance with the Bid Price Rule by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to provide written notice of our intention to cure the deficiency during the additional compliance period, by effecting a reverse stock split, if necessary, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement. If we do not regain compliance with the Bid Price Rule by the Compliance Date and are not eligible for an additional compliance period at that time, the Staff will provide written notification to us that our common stock may be delisted. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule.

On November 14, 2023, we received a deficiency letter from the Staff notifying us that, based on our stockholders’ equity of $332,000 as of September 30, 2023, as reported in the our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million. We were provided until December 29, 2023 to provide Nasdaq with a specific plan to achieve and sustain compliance with the foregoing listing requirement, which plan was provided to Nasdaq on December 22, 2023. Nasdaq subsequently requested that we submit a plan with greater detail, which we submitted to Nasdaq on January 22, 2024. On February 13, 2024, the Staff provided notice to us that it had granted the Company an extension to regain compliance with Nasdaq Listing Rule 5550(b)(1), conditioned upon us undertaking and closing no later than March 31, 2024 the February 2024 Offering (as defined below) that we subsequently consummated on February 15, 2024 and publicly disclose evidence of compliance with the minimum stockholders’ equity requirement. On February 16, 2024, the Staff provided notice that based on our Current Report on Form 8-K dated February 12, 2024, the Staff had determined that we complied with Nasdaq Listing Rule 5550(b)(1). However, in the event we fail to evidence compliance with such rule upon the filing of our periodic report for the period ending March 31, 2024, with the SEC and Nasdaq, we may be subject to delisting. In the event we do not satisfy these terms, the Staff will provide written notification that our securities will be delisted. At that time, we may appeal the Staff’s determination to a Hearings Panel.

We intend to attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that we will be able to do so. Any perception that we may not regain compliance or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholder. In addition, delisting of our common stock from Nasdaq could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our common stock.

In the event of a de-listing, we would take actions to restore our compliance with the Nasdaq listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq listing requirements.

Our stock price has been, and could continue to be, volatile.

There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations could negatively affect the market price of our stock. The market price and volume of our common stock could fluctuate, and in the past has fluctuated, more dramatically than the stock market in general. During the 12 months ended December 31, 2023, the market price of our common stock has ranged from a high of $75.00 per share to a low of $1.09 per share and the closing price of our common stock on March 14, 2024 was $0.1348. Stockholders may not be able to resell their shares at or above the price they paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects or other factors. Some factors, in addition to the other risk factors identified above, that could have a significant effect on our stock market price include but are not limited to the following:

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

As of the date of the filing of this Form 10-K, management is evaluating all options to conserve cash and to obtain additional debt or equity financing and/or enter into a collaborative arrangement or sale of assets, to permit the Company to continue operations. Moreover, we may choose to raise additional capital from time to time, even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional funds through the future sale of equity or convertible securities, the issuance of such securities will result in dilution to our stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in the offering. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

In addition, stockholders could experience substantial dilution of their investment as a result of subsequent exercises of outstanding warrants and outstanding options and vesting of restricted stock units issued as compensation for services performed by employees, directors, consultants, and others, warrants issued in past sales of our equity, or the grant of future equity-based awards. As of December 31, 2023, approximately 55,000 shares of common stock were reserved for issuance under our equity incentive plans, approximately 300 of which were subject to options outstanding, 51,000 of which were subject to restricted stock units outstanding or expected to be issued as of that date, 200 stock appreciation rights outstanding and 3,500 phantom restricted stock units outstanding or expected to be issued as of that date. In addition, as of December 31, 2023, approximately 4.3 million shares of our common stock were subject to warrants at a weighted-average exercise price of $11.88 per share. To the extent that outstanding warrants or options are exercised or the convertible preferred stock is converted, our existing stockholders could experience dilution. We rely heavily on equity awards to motivate current employees and to attract new employees. The grant of future equity awards by us to our employees and other service providers could further dilute our stockholders’ interests in the Company.

Because we do not intend to pay cash dividends on our common stock, our stockholders will benefit from an investment in our common stock only if it appreciates in value.

We intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends on our common stock in the foreseeable future. As a result, the success of an investment in our securities will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which our stockholders purchased their shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

The underlying processes and controls of our cyber risk management program incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). We have an annual assessment performed by a third-party specialist of the Company’s cyber risk management program against the NIST CSF. The annual risk assessment identifies, quantifies, and categorizes material cyber risks. In addition, the Company, in conjunction with the third-party cyber risk management specialists develop a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

In addition, we maintain policies over areas such as information security, access on/offboarding, and access and account management, to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. We partner with industry recognized cybersecurity providers leveraging third-party technology and expertise. These cybersecurity partners, including consultants and other third-party service providers, are a key part of BIOLASE’s cybersecurity risk management strategy and infrastructure and provide services including, maintenance of an IT assets inventory, periodic vulnerability scanning, identity access management controls including restricted access of privileged accounts, network integrity safeguarded by employing web-based software, including endpoint protection, endpoint detection and response, and remote monitoring management on all devices, industry-standard encryption protocols, critical data backups, infrastructure maintenance, incident response, cybersecurity strategy, and cyber risk advisory, assessment and remediation.

Our management team, in conjunction with third-party information technology (“IT”) and cybersecurity service providers, is responsible for oversight and administration of our cyber risk management program, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. BIOLASE’s management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes directly or via selection of strategic third-party partners, and relies on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants engaged by us for strategic cyber risk management, advisory and decision making. Our Audit Committee also provides oversight of risks from cybersecurity threats.

As part of its review of the adequacy of our system of internal controls over financial reporting and disclosure controls and procedures, the Audit Committee is specifically responsible for reviewing the adequacy of our computerized information system controls and security related thereof. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on BIOLASE’s processes to prevent, detect, and mitigate cybersecurity incidents. In addition, cybersecurity risks are reviewed by our Board of Directors at least annually, as part of the Company’s corporate risk oversight processes.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. BIOLASE acknowledges that the risk of cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. In response to such risks, we have implemented initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

Item 2. Properties

As of December 31, 2023, we owned or leased a total of approximately 59,000 square feet of space worldwide. We lease our corporate headquarters, which consists of approximately 12,000 square feet in Lake Forest, California and we expanded to 20,000 square feet in early 2023. Our lease expires on December 31, 2025. We lease our manufacturing facility, which consists of approximately 26,000 square feet in Corona, California. Our lease expires on June 30, 2025. For additional information, refer to Note 7 – Commitments and Contingencies – Leases in our Consolidated Financial Statements.

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

On January 4, 2023, Plaintiff PIPStek, LLC (a wholly-owned subsidiary of Sonendo, Inc.) filed a lawsuit against BIOLASE, Inc. in the Federal District Court for the District of Delaware, alleging that BIOLASE’s Waterlase dental laser product infringes two PIPStek patents. A third patent was subsequently added to the case. The Complaint seeks unspecified damages and injunctive relief, as well as costs and attorneys’ fees against BIOLASE. BIOLASE has answered denying all of PIPStek’s allegations and also asserting that the asserted patents are invalid and not infringed. BIOLASE intends to continue to vigorously and fully defend itself against PIPStek’s claims. The parties have exchanged preliminary contentions. Trial in this matter is currently set for May 12, 2025.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “BIOL.”

As of March 14, 2024, the closing price of our common stock on the Nasdaq Capital Market was $0.1348 per share, and the number of stockholders of record was 11. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our stock is held of record through brokerage firms in “street name.”

Dividend Policy

We intend to retain our available funds from earnings and other sources for future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Additionally we are prohibited from declaring and paying cash dividends under our Credit Agreement with SWK. As a result, we do not anticipate paying any cash dividends in 2024. Our dividend policy may be changed at any time, and from time to time, by our Board. We did not pay or declare any cash dividends in 2023, 2022, or 2021.

Dividends on the Series H Convertible Redeemable Preferred Stock, if any, will be paid in-kind (“Series H PIK dividends”) in additional shares of Series H Convertible Redeemable Preferred Stock based on the stated value of $50.00 per share at the dividend rate of 20.0%. The Series H PIK dividends will be a one-time payment payable to holders of the Series H Convertible Redeemable Preferred Stock of record at the close of business on May 26, 2024, which is the one-year anniversary of the original issue date.

Dividends on the Series J Convertible Redeemable Preferred Stock will be paid in-kind (“Series J PIK dividends”) in additional shares of Series J Convertible Redeemable Preferred Stock based on the stated value of $100.00 per share at the dividend rate of 5.0% per quarter. The Series J PIK dividends were(and will be, if applicable) paid quarterly payable to holders of the Series J Convertible Redeemable Preferred Stock of record at the close of business on record at the close of business on October 31, 2023, January 31, 2024, April 30, 2024 and July 31, 2024. We paid a total of 3,094 shares of Series J PIK dividends to holders of record on October 31, 2023 and a total of 1,217 shares of Series J PIK dividends to holders of record on January 31, 2024.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

At our annual meeting of stockholders held on May 9, 2018, the Company’s stockholders approved the BIOLASE, Inc. 2018 Long-Term Incentive Plan (as amended on September 21, 2018, May 15, 2019, May 13, 2020, June 11, 2021, and April 27, 2023 the “2018 Plan”). The purposes of the 2018 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2018 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders. The 2018 Plan replaced the BIOLASE, Inc. 2002 Stock Incentive Plan, (as amended, the “2002 Plan”), with respect to future awards.

The 2018 Plan has been amended multiple times to increase the shares available for issuance. Under the terms of the 2018 Plan, approximately 112,268 shares of BIOLASE common stock have been authorized for issuance.

The 2002 Plan and the 2018 Plan are designed to attract and retain the services of individuals essential to the Company’s long-term growth and success. The following table summarizes information as of December 31, 2023 with respect to the shares of our common stock that may be issued upon exercise of options, warrants or rights under the 2002 Plan and the 2018 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Release of Restricted Stock Units	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plan Approved by Stockholders	55,000	$1,490.37	49,000
Equity Compensation Plan Not Approved by Stockholders	—	—	—
Total	55,000	$1,490.37	49,000

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

We offer two categories of laser system products: Waterlase (all-tissue) systems and diode (soft-tissue) systems. Our flagship brand, Waterlase, uses a patented combination of water and laser energy and is FDA cleared for over 80 clinical indications to perform most procedures currently performed using drills, scalpels, and other traditional dental instruments for cutting soft and hard tissue. For example, Waterlase safely debrides implants without damaging or significantly affecting surface temperature and is the only effective, safe solution to preserving sick implants. In addition, Waterlase disinfects root canals more efficiently than some traditional chemical methods. We also offer our diode laser systems to perform soft tissue, pain therapy, and cosmetic procedures, including teeth whitening. As of December 31, 2023, we maintained approximately 241 active and 21 pending United States and international patents, with the majority relating to our Waterlase technology. Our patent portfolio is regularly evaluated, and we strategically prioritize our core patents to ensure optimal Intellectual Property coverage while minimizing annual maintenance fees. From 1982 through December 31, 2023 we have sold over 47,700 laser systems in over 80 countries around the world, and we believe that Waterlase iPlus is the world’s best-selling all-tissue dental laser. Since 1998, we have been the global leading innovator, manufacturer, and marketer of dental laser systems.

Recent Developments

February 2024 Best Efforts Public Offering

On February 15, 2024, we completed a best efforts, public offering (the “February 2024 Offering”) pursuant to which we raised approximately $7.0 million of gross proceeds by issuing securities consisting of an aggregate of: (i) 7,795,000 units (the “Units”), with each Unit consisting of (A) one share of our common stock, (B) one Class A warrant to purchase one share of common stock (each, a “Class A Common Warrant” and collectively, the “Class A Common Warrants”), each exercisable from time to time for one share of Common Stock at an exercise price of $0.66 per share (the “Class A Common Warrant Shares”), and (C) one Class B warrant to purchase one share of common stock (each, a “Class B Common Warrant” and collectively, the “Class B Common Warrants” and collectively with the Class A Common Warrants, the “Common Warrants”), each exercisable from time to time for one share of Common Stock at an exercise price of $0.748 per share (the “Class B Common Warrant Shares” and collectively with the Class A Common Warrant Shares, the “Common Warrant Shares”); and (ii) 8,205,000 pre-funded units (the “ Pre Funded Units"), with each Pre-Funded Unit consisting of (A) one pre-funded warrant (each, a “Pre-Funded Warrant” and collectively, the “Pre-Funded Warrants”), each such Pre-Funded Warrant being exercisable from time to time for one share of Common Stock at an exercise price of $0.001 per share (the “Pre-Funded Warrant Shares”), (B) one Class A Common Warrant, and (C) one Class B Common Warrant. The Units were sold at the public offering price of $0.44 per Unit and the Pre-Funded Units were sold at the public offering price of $0.439 per Pre-Funded Unit.

As of March 14, 2024, all of the Pre-Funded Warrants had been exercised for the issuance of 8,205,000 additional shares of our common stock and an aggregate of 12,329,102 shares of our common stock have been issued upon the cashless exercise of Class A Common Warrants, leaving Class A Common Warrants to purchase an aggregate of 3,022,000 shares of our common stock outstanding and unexercised. The Class B Common Warrants will be exercisable on or after the date that the Company’s stockholders vote to approve that the Class B Common Warrants may be exercisable for shares of our common stock, as may be required by the applicable rules and regulations of The Nasdaq Stock Market LLC.

December 2023 Registered Direct Offering and Concurrent Private Placement

On December 8, 2023, pursuant to the terms of that certain Securities Purchase Agreement that we entered into on December 6, 2023 with a single institutional investor (the “December 2023 Purchase Agreement”), we issued the following securities: (i) in a registered direct offering, 331,000 shares of our common stock and pre-funded warrants to purchase 779,940 shares of our common stock with an exercise price of $0.001 per share, and (ii) in a concurrent private placement, warrants to purchase an aggregate of 2,221,880 shares of common stock (the “December 2023 Warrants”) with an initial exercise price of $1.23 per share. The combined purchase price for one share of our common stock and two common warrants was $1.23, and the combined purchase price for one pre-funded warrant and two common warrants was $1.229. We received aggregate gross proceeds of approximately $1.4 million. In connection with the closing of the February 2024 Offering, the exercise price of the December 2023 Warrants was reduced to $0.2256 per share due to certain anti-dilution provisions in the December 2023 Warrants.

Consent and Waiver; Issuance of Investor Warrant; Warrant Repricing

Pursuant to the December 2023 Purchase Agreement, the Company agreed, among other things, pursuant to Section 4.12 thereof not to enter into a Variable Rate Transaction (as defined in the December 2023 Purchase Agreement) for a period of one-hundred and eighty (180) days following the closing date of the December 2023 Offering (or until June 5, 2024) (the “VRT Prohibition”). In order to induce the institutional investor (the “Investor”) to agree to waive the VRT Prohibition to enable the Company to effect the February 2024 Offering, the Company and the Investor entered into a Consent and Waiver, dated February 12, 2024 (the “Consent and Waiver”), whereby the Company agreed to issue to the Investor a new warrant to purchase up to 2,221,880 shares of our common stock (the “Investor Warrant”), which Investor Warrant is in a form substantially identical to the Class B Common Warrants. The Investor Warrants will be exercisable commencing on the effective date of stockholder approval for the issuance of the shares of common stock issuable upon exercise of the Investor Warrants and will expire on the fifth anniversary of such stockholder approval date.

Eleventh Amendment to the Credit Agreement

On November 15, 2023, we entered into the Eleventh Amendment to Credit Agreement (the “Eleventh Amendment”) with SWK, in connection with that certain Credit Agreement, by and among the Company, SWK, and the lender parties thereto. The Eleventh Amendment amends the Credit Agreement by reducing the principal amortization payment due on November 15, 2023 to $165,000, reducing the principal amortization payment due on February 15, 2024 to $165,000 provided that minimum consolidated unencumbered liquid assets are not less than $3,500,000 on such date, reducing the required minimum consolidated unencumbered liquid assets to $1,500,000 through and including December 30, 2023 and to $2,500,000 thereafter, and reducing the required minimum consolidated unencumbered liquid assets to $3,500,000 as of the last day of any fiscal quarter beginning with the period ending March 31, 2024. The Eleventh Amendment contains representations, warranties, covenants, releases, and conditions customary for a credit agreement amendment of this type.

Compliance with Nasdaq Listing Rules

Stockholders’ Equity Rule

On November 14, 2023, we received a deficiency letter from the Staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, based on our stockholders’ equity of $332,000 as of September 30, 2023, as reported in our Quarterly Report on the quarterly period ended September 30, 2023, we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Rule”), which requires listed companies to maintain at least $2,500,000 of stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 net income from continuing operations. On December 22, 2023, as supplemented on January 22, 2024, we submitted a plan of compliance to the Staff, which plan demonstrated that we intended to regain compliance with the Rule through, among other things, receipt of approximately $7 million in gross proceeds in the February 2024 Offering, and conversion of certain of our outstanding preferred stock.

On February 13, 2024, Nasdaq informed us that it had determined to grant us an extension to regain compliance with the minimum stockholders’ equity requirement; provided that, prior to March 31, 2024, we close the February 2024 Offering, which was closed on February 15, 2024 and publicly disclose evidence of compliance with the minimum stockholders’ equity requirement upon the filing of our periodic report for the period ending March 31, 2024.On February 16, 2024, the Staff provided notice that based on our Current Report on Form 8-K dated February 12, 2024, the Staff had determined that we complied with Nasdaq Listing Rule 5550(b)(1). However, in the event we fail to evidence compliance with such rule upon the filing of our periodic report for the period ending March 31, 2024, with the SEC and Nasdaq, we may be subject to delisting. In the event we do not satisfy these terms, the Staff will provide written notification that our securities will be delisted. At that time, we may appeal the Staff’s determination to a Hearings Panel.

Bid Price Rule

On March 4, 2024, we received a deficiency letter from the Staff of Nasdaq notifying us that, for the last 30 consecutive business days, ending on March 1, 2024, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq rules, we were provided an initial period of 180 calendar days, or until September 3, 2024 (the “Compliance Date”), to regain compliance with the Bid Price Rule. Compliance is generally achieved if, at any time before the Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days. However, the Staff may, in its discretion, require a company to satisfy the applicable bid price requirement for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that it has demonstrated an ability to maintain long-term compliance. If we do not regain compliance with the Bid Price Rule by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to provide written notice of our intention to cure the deficiency during the additional compliance period, by effecting a reverse stock split, if necessary, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement. If we do not regain compliance with the Bid Price Rule by the Compliance Date and are not eligible for an additional compliance period at that time, the Staff will provide written notification to us that our common stock may be delisted. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule.

Series J Convertible Redeemable Preferred Stock

On September 13, 2023, the Company entered into an underwriting agreement pursuant to which the Company agreed to sell to the underwriters in a firm commitment underwritten public offering 75,000 units (each, a “Series J Preferred Unit”), with each Series J Preferred Unit consisting of (A) one share of the Company’s Series J Convertible Redeemable Preferred Stock, par value $0.001 per share and a stated value equal to $100.00 (the “Series J Convertible Preferred Stock”), and (B) one warrant (each, a “Series J Preferred Warrant” and collectively, the “Series J Preferred Warrants”) to purchase one-half of one (0.50) share of Series J Convertible Preferred Stock, at a price to the public of $60.00 per Series J Preferred Unit, less underwriting discounts and commissions. The public offering price of $60.00 per Series J Preferred Unit reflects the issuance of the Series J Convertible Preferred Stock with an original issue discount of 40%. The Company also registered under the registration statement additional shares of Series J Convertible Preferred Stock that will be issued, if and when the Board declares certain paid in-kind dividends (the “Series J Preferred PIK dividends”) and the shares of common stock issuable upon conversion of the Series J Convertible Preferred Stock issued as Series J Preferred PIK dividends. Each Series J Preferred Warrant has an exercise price of $30.00 per share, is exercisable for one-half of one (0.5) share of Series J Convertible Preferred Stock, is immediately exercisable and will expire one (1) year from the date of issuance. Gross proceeds from the offering were $4.5 million, before deducting the underwriting discount and estimated offering expenses payable by us, which was approximately $900,000.

A total of 3,091 shares of Series J Convertible Preferred Stock were issued as Series J Preferred PIK dividends to holders of record on October 31, 2023. As of December 31, 2023, 14,606 shares of Series J Convertible Preferred Stock remain outstanding and Series J Preferred Warrants to purchase an aggregate of 34,520 shares of Series J Convertible Preferred Stock remain outstanding.

2023 Reverse Stock Split

At a special meeting of the Company’s stockholders held on July 20, 2023 (the “2023 Special Meeting”), the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, as amended (the “Restated Certificate of Incorporation”), to effect a reverse stock split of our common stock, at a ratio between one-for-two (1:2) and one-for-one hundred (1:100). Immediately after the 2023 Special Meeting, the Company’s board of directors (the “Board”) approved a one-for-one hundred (1:100) reverse stock split of the outstanding shares of our common stock (the “2023 Reverse Stock Split”). On July 26, 2023, the Company filed an amendment to the Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 2023 Reverse Stock Split, which became effective on July 27, 2023. The amendment did not change the number of authorized shares of our common stock.

Series I Preferred Stock

On June 5, 2023, the Board declared a dividend of one one-thousandth of a share of Series I Preferred Stock, par value $0.001 per share (“Series I Preferred Stock”), of our common stock outstanding as of June 16, 2023 (as calculated on a pre-2023 Reverse Stock Split basis). The certificate of designation for the Series I Preferred Stock provided that all shares of Series I Preferred Stock not present in person or by proxy at any meeting of stockholders held to vote on the 2023 Reverse Stock Split immediately prior to the opening of the polls at such meeting would be automatically redeemed (the “Series I Initial Redemption”) and that any outstanding shares of Series I Preferred Stock that have not been redeemed pursuant to the Series I Initial Redemption would be redeemed in whole, but not in part, (i) if and when ordered by the Board or (ii) automatically upon the effectiveness of the amendment to the Restated Certificate of Incorporation effecting the 2023 Reverse Stock Split that was subject to the vote (the “Series I Subsequent Redemption”). On July 20, 2023, the Series I Initial Redemption occurred, and on July 27, 2023, the Series I Subsequent Redemption occurred. As a result, no shares of Series I Preferred Stock remain outstanding as of July 27, 2023.

Series H Convertible Redeemable Preferred Stock

On May 24, 2023, the Company entered into an underwriting agreement pursuant to which the Company agreed to sell to the underwriters in a firm commitment underwritten public offering 175,000 units (each, a “Series H Preferred Unit” and collectively, the “Series H Preferred Units”), with each Series H Preferred Unit consisting of (A) one share of the Company’s Series H Convertible Redeemable Preferred Stock, par value $0.001 per share and a stated value equal to $50.00 (the “Series H Convertible Preferred Stock”), and (B) one warrant (each, a “Series H Preferred Warrant” and collectively, the “Series H Preferred Warrants”) to purchase one-half of one (0.50) share of Series H Convertible Preferred Stock, at a price to the public of $26.00 per Series H Preferred Unit, less underwriting discounts and commissions. The public offering price of $26.00 per Series H Preferred Unit reflects the issuance of the Series H Convertible Preferred Stock with an original issue discount of 48%. The Company also registered under the registration statement an additional 80,769 shares of Series H Convertible Preferred Stock that will be issued, if and when the Board declares such dividends to holders of record on May 26, 2024, as paid in-kind dividends (“Series H Preferred PIK dividends”) and the shares of our common stock issuable upon conversion of the Series H Convertible Preferred Stock issued as Series H Preferred PIK dividends. Each Series H Preferred Warrant is exercisable for one-half of one (0.5) share of Series H Convertible Preferred Stock, is immediately exercisable and will expire two (2) years from the date of issuance. Gross proceeds from the offering were $4.6 million, before deducting the underwriting discount and estimated offering expenses payable by us, which was approximately $800,000.

As of December 31, 2023, 5,000 shares of Series H Convertible Preferred Stock remain outstanding and Series H Preferred Warrants to purchase an aggregate of 67,500 shares of Series H Convertible Preferred Stock remain outstanding.

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

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. The following is a summary of those accounting policies that we believe are necessary to understand and evaluate our reported financial results. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our financial statements as they occur.

Revenue Recognition. Revenue for sales of products and services is derived from contracts with customers. The products and services promised in customer contracts include delivery of laser systems and consumables as well as certain ancillary services such as product training and support for extended warranties. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract and vary according to the arrangement. Because the customer typically agrees to a stated rate and price in the contract that does not vary over the life of the contract, our contracts do not contain variable consideration. We establish a provision for estimated warranty expense. For further information on warranty, see the discussion under “Warranty Cost” below.

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

Revenue from products and services transferred to customers at a single point in time accounted for 89%, 88% and 88% of net revenue for the years ended December 31, 2023, 2022, and 2021, respectively. The majority of the revenue recognized at a point in time is for the sale of laser systems and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 11%, 12%, and 12% of net revenue for the years ended December 31, 2023, 2022, and 2021, respectively. The majority of our revenue that is recognized over time relates to training and extended warranties.

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

Warranty Cost. We provide warranties against defects in materials and workmanship of our laser systems for specified periods of time. For the years ended December 31, 2023, 2022, and 2021 domestic sales of our Waterlase laser systems were covered by our warranty for a period of up to one year and diode systems were covered by our warranty for a period of up to two years from the date of sale by us or the distributor to the end-user. Laser systems sold internationally during the same periods were covered by our warranty for a period of up to 24 months from the date of sale to the international distributor. Estimated warranty expenses are recorded as an accrued liability with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long-term warranty accrual. Our overall accrual is based on our historical experience and our expectation of future conditions, taking into consideration the location and type of customer and the type of laser, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. Additional factors that may impact our warranty accrual include changes in the quality of materials, leadership and training of the production and services departments, knowledge of the lasers and workmanship, training of customers, and adherence to the warranty policies. Additionally, an increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the accrual and a decrease in gross profit.

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, please refer to Part I, Item 1, Note 2 – Summary of Significant Accounting Policies, which is incorporated herein by this reference.

Fair Value of Financial Instruments

Our financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, warrants, and the SWK Loan (as defined below) as discussed in Note 6 - Debt, to the notes to our financial statements included in this Form 10-K approximate fair value because of the relative short maturity of these items and the market interest rates the Company could obtain.

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

Results of Operations

The following table sets forth certain data from our operating results, expressed in thousands and as percentages of revenue:

	Years Ended December 31,
	2023		2022		2021
Net revenue	$49,164	100.0%	$48,462	100.0%	$39,188	100.0%
Cost of revenue	32,440	66.0%	32,551	67.2%	22,659	57.8%
Gross profit	16,724	34.0%	15,911	32.8%	16,529	42.2%
Operating expenses:
Sales and marketing	18,441	37.5%	21,675	44.7%	15,339	39.1%
General and administrative	10,216	20.8%	12,309	25.4%	11,258	28.7%
Engineering and development	6,004	12.2%	7,265	15.0%	6,048	15.4%
Loss on patent litigation settlement	—	—%	—	—%	315	0.8%
Total operating expenses	34,661	70.5%	41,249	85.1%	32,960	84.1%
Loss from operations	(17,937)	(36.5)%	(25,338)	(52.3)%	(16,431)	(41.9)%
Non-operating (loss) gain, net	(2,664)	(5.4)%	(3,187)	(6.6)%	338	0.9%
Loss before income tax provision	(20,601)	(41.9)%	(28,525)	(58.9)%	(16,093)	(41.1)%
Income tax provision	(31)	(0.1)%	(109)	(0.2)%	(65)	(0.2)%
Net loss	$(20,632)	(42.0)%	$(28,634)	(59.1)%	$(16,158)	(41.2)%

The following table summarizes our net revenues by category ($ in thousands):

	Years Ended December 31,
	2023		2022		2021
Laser systems	$30,043	61.1%	$31,443	64.8%	$25,023	63.9%
Consumables and other	13,596	27.7%	11,322	23.4%	9,456	24.1%
Services	5,525	11.2%	5,697	11.8%	4,709	12.0%
Net revenue	$49,164	100.0%	$48,462	100.0%	$39,188	100.0%

Comparison of Results of Operations

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Net Revenue. Net revenue for the year ended December 31, 2023 was $49.2 million, an increase of $0.7 million, or 1%, as compared with net revenue of $48.5 million for the year ended December 31, 2022. Domestic revenues were $33.9 million, or 69% of net revenue, for the year ended December 31, 2023 compared to $33.9 million, or 70% of net revenue, for the year ended December 31, 2022. International revenues for year ended December 31, 2023 were $15.3 million, or 31% of net revenue, compared to $14.6 million, or 30% of net revenue for year ended December 31, 2022.

Laser system net revenues decreased by $1.4 million, or 4%, for the year ended December 31, 2023 compared to the same period in 2022. Consumables and other net revenue, which includes products such as disposable tips and shipping revenue, increased $2.3 million, or 20%, for the year ended December 31, 2023, as compared to the same period in 2022. Services revenue decreased $0.2 million, or 3%, for the year ended December 31, 2023, as compared to the same period in 2022.

The increase in year-over-year net revenue primarily resulted from an increase in worldwide consumables and other revenue from improved utilization of installed laser systems.

Cost of Revenue. Cost of revenue decreased by $0.1 million, or approximately 0.3%, to $32.4 million, or 66% of net revenue for the year ended December 31, 2023, compared to cost of revenue of $32.6 million, or 67% of net revenue, for the same period in 2022. The decrease is due to higher warranty expenses and an increase in material costs and unfavorable absorption of fixed expenses, partially offset by higher sales volume and lower inventory reserve charges for the year ended December 31, 2023

Gross Profit. Gross profit as a percentage of revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the year ended December 31, 2023 was $16.7 million, or 34% of net revenue, an increase of $0.8 million, or 5%, as compared with gross profit of $15.9 million, or 33% of net revenue, for the same period in 2022. There was a slight improvement of 1% in gross profit as a percentage of revenue. Lower inventory reserve charges for the year ended December 31, 2023, were offset by higher warranty expenses and an increase in material costs and unfavorable absorption of fixed expenses.

Operating Expenses. Operating expenses for the year ended December 31, 2023 were $34.7 million, or 71% of net revenue, a decrease of $6.6 million, or 16%, as compared with $41.2 million, or 85% of net revenue, for the same period in 2022. See the following expense categories for further explanations.

Sales and Marketing Expense. Sales and marketing expense for the year ended December 31, 2023 decreased by $3.2 million, or 15%, to $18.4 million, or 38% of net revenue, as compared with $21.7 million, or 45% of net revenue, for the same period in 2022. This decrease is primarily due to $2.7 million in lower compensation expense from a decrease in commissions and bonus incentives earned for achieving lower sales targets, $1.1 million in decreased advertising spending, $0.6 million in lower travel and tradeshow-related expenses, and $0.2 million of reductions in other expenses. These decreases were partially offset by $1.4 million in recognition of depreciation expense for equipment used in sales and marketing for demos, training and educational purposes, of which $0.8 million was non-recurring.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2023 decreased by $2.1 million, or 17%, to $10.2 million, or 21% of net revenue, as compared with $12.3 million, or 25% of net revenue, for the same period in 2022. This decrease is primarily due to $1.5 million in reduced compensation and bonus incentives earned from achieving lower sales targets, and $0.5 million for the production of the "Talk Dental To Me" docuseries that was a one-time expense for the year ended December 31, 2022.

Engineering and Development Expense. Engineering and development expense for the year ended December 31, 2023 decreased by $1.3 million, or 17%, to $6.0 million, or 12% of net revenue, as compared with $7.3 million, or 15% of net revenue, for the same period in 2022. This decrease is primarily from the impact of our cost savings initiatives implemented during the latter part of the second quarter of 2023, as well as fewer engineering projects for 2023 as compared to 2022.

Non-Operating Income (Loss)

Loss on Foreign Currency Transactions. We recognized a loss of $0.4 million on foreign currency transactions for the year ended December 31, 2023 compared to a $0.4 million loss for the same period in 2022, due to exchange rate fluctuations primarily between the U.S. dollar and the Euro.

Interest Expense, Net. Net interest expense decreased to $2.4 million for the year ended December 31, 2023 compared to $2.7 million of net interest expense for the same period in 2022. The decrease was due to an accrual booked in 2022 for exit fees to be paid in May 2025 upon maturity of the Term Loan. This was partially offset by the impact of higher variable interest rates applied to outstanding Term Loan balances during the year ended December 31, 2023 compared to the same period in 2022.

Other Income, Net. Other Income during the year ended December 31, 2023 was $0.1 million and relates to gains recorded on the Series J warrants issued in the September 2023 public offering and the Series H warrants issued in the May 2023 public offering. These gains were partially offset by issuance costs that were allocated to these warrants and immediately expensed due to the liability classification of the warrants.

Provision for Income Taxes. Our provision for income taxes was a provision of $31 thousand for the year ended December 31, 2023, a decrease of $78 thousand as compared with our provision for income taxes of $109 thousand for the same period in 2022. The decrease in our provision is primarily due to a decrease to our current income taxes in our European subsidiary and Domestic State income taxes.

Net Loss. For the reasons stated above, our net loss was $20.6 million for the year ended December 31, 2023 compared to a net loss of $28.6 million for the same period in 2022.

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

Interest Expense, Net. Net interest expense increased to $2.7 million for the year ended December 31, 2022 compared to $2.2 million of net interest expense for the same period in 2021. The increase was due to the impact of higher variable interest rates applied to outstanding Term Loan balances during the year ended December 31, 2022 compared to the same period in 2021 and an accrual for exit fees to be paid in May 2025 upon maturity of the Term Loan, partially offset by lower interest expense associated with reduced Term Loan balances during the year ended December 31, 2022 compared to the same period in 2021.

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation, stock-based compensation and other non-cash compensation, severance expense, change in allowance for doubtful accounts, increase in inventory reserves, and other (income) expense, net. Management uses adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by us may be different from similarly named non-GAAP financial measures used by other companies.

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Years Ended December 31,
	2023	2022	2021
GAAP net loss attributable to common stockholders	$(37,619)	$(28,851)	$(16,704)
Deemed dividend on convertible preferred stock	16,987	217	546
GAAP net loss	$(20,632)	$(28,634)	$(16,158)
Adjustments:
Interest expense, net	2,361	2,749	2,224
Income tax provision	31	109	65
Depreciation	2,798	497	400
Severance expense	236	—	—
Change in allowance for doubtful accounts	533	40	(202)
Loss on patent litigation settlement	—	—	315
Stock-based and other non-cash compensation	1,232	2,303	1,662
Increase in inventory reserve and disposals	715	2,798	—
Gain on debt forgiveness	—	—	(3,014)
Other income, net	(48)	—	—
Adjusted EBITDA	$(12,774)	$(20,138)	$(14,708)

Other income for the year ended December 31, 2023, is comprised of a $0.5 million gains on stock warrant activity partially offset by stock warrant issuance costs.

Liquidity and Capital Resources

The Company has reported losses from operations of $17.9 million, $25.3 million, and $16.4 million for the years ended December 31, 2023, 2022, and 2021, respectively, and has not generated positive net cash from operations for the same periods.

At December 31, 2023, we had $6.6 million in cash and cash equivalents, which does not take into account any cash raised in the February 2024 offering, compared to $4.2 million as of December 31, 2022. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The increase in our cash and cash equivalents by $2.4 million from December 31, 2022 was primarily due to cash provided by financing activities of $17.4 million, partially offset by cash used in operating activities of $14.1 million and cash used in investing activities of $1.1 million. The $14.1 million of net cash used in operating activities in 2023 was primarily driven by our net loss of $20.6 million during the year.

At December 31, 2023, we had $5.2 million in working capital. Our principal sources of liquidity consisted of $6.6 million in cash and cash equivalents and $5.5 million of net accounts receivable.

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

Public Offering of Common Shares and Private Placement of Unregistered Preferred Shares

The information set forth in Note 8 – Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit) – Public Offering of Common Shares and Private Placement of Unregistered Preferred Shares is hereby incorporated herein by reference.

Concentration of Credit Risk

Financial instruments, which potentially expose us to a concentration of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. We maintain our cash and cash equivalents with established commercial banks. At times, balances may exceed federally insured limits. To minimize the risk associated with trade accounts receivable, we perform ongoing credit evaluations of customers’ financial condition and maintain relationships with our customers that allow us to monitor changes in business operations so we can respond as needed. We do not, generally, require customers to provide collateral before we sell them our products. However, we have required certain distributors to make prepayments for significant purchases of our products.

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

Consolidated Cash Flows

The following table summarizes our statements of cash flows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net cash (used in) provided by:
Operating activities	$(14,091)	$(26,761)	$(16,710)
Investing activities	(1,129)	(3,727)	(707)
Financing activities	17,434	4,603	29,954
Effect of exchange rates on cash	171	(109)	(238)
Net change in cash and cash equivalents	$2,385	$(25,994)	$12,299

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Net cash used in operating activities for the year ended December 31, 2023 totaled $14.1 million and was primarily comprised of our net loss of $20.6 million, and an increase in operating liabilities of $1.7 million, partially offset by an decrease in operating assets of $2.7 million, and non-cash adjustments for depreciation expense of $2.8 million, stock-based compensation of $1.2 million, a $0.7 million increase in our inventory reserve, and amortization of debt issuance costs of $0.4 million. The net decrease in our operating assets and liabilities was primarily due a $1.5 million decrease in prepaid expenses and other current assets, and a $1.0 million decrease in inventory, partially offset by a $1.9 million decrease in accounts payable and accrued liabilities.

Net cash used in investing activities for the year ended December 31, 2023 was $1.1 million and was primarily driven by our capital expenditures.

Net cash provided by financing activities for the year ended December 31, 2023 was $17.4 million primarily comprised $8.5 million net proceeds from the January 2023 public offering, $3.7 million net proceeds from the May 2023 public offering, $3.5 million net proceeds from the September 2023 public offering, $1.0 million net proceeds from the December 2023 public offering, and $0.8 million proceeds from the exercise of warrants.

The $0.2 million effect of exchange rate on cash for the year ended December 31, 2023 was due to a recognized gain on foreign currency transactions, primarily driven by changes in the Euro during the year.

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Net cash used in operating activities for the year ended December 31, 2022 totaled $26.8 million and was primarily comprised of our net loss of $28.6 million, and an increase in operating assets of $8.5 million, partially offset by an increase in operating liabilities of $3.5 million, non-cash adjustments for stock-based compensation of $2.3 million, a $2.8 million write-off of inventory, amortization of debt issuance costs of $1.2 million, and depreciation expenses of $0.5 million. The net increase in our operating assets was primarily due to a $5.8 million increase in inventory as we have increased inventory levels to try to mitigate the impact of supply disruptions from potential product shortages and delivery delays, a $1.1 million increase in prepaid expenses and other current assets, and a $1.6 million increase in accounts receivable, partially offset by a $3.5 million increase in accounts payable and accrued liabilities.

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

Contractual Obligations

Leases

On January 22, 2020, the Company entered into a five-year real property lease agreement for an approximately 11,000 square foot facility in Corona, California where it moved its manufacturing operations. The lease commenced on July 1, 2020. On December 10, 2021, the Company entered into an additional three and a half year lease at this location to expand the leased space by an additional 15,000 square feet to meet growing manufacturing needs. The additional lease commenced on February 1, 2022. Future minimum rent payments under these leases are approximately $0.5 million.

On February 4, 2020, the Company also entered into a sixty-six month real property lease agreement for office space of approximately 12,000 square feet of office space in Lake Forest, California. The lease commenced on July 1, 2020. On May 26, 2022, the Company entered into an additional lease at this location to expand the leased space by an additional 8,000 square feet for an additional training facility and model dental office. The additional lease commenced on March 9, 2023. Future minimum rent payments under these leases are approximately $1.3 million.

SWK Loan

On November 9, 2018, we entered into the Credit Agreement with SWK, which provides us with the SWK Loan, a variable-rate term loan. The Credit Agreement has been amended multiple times with the most recent being effective November 15, 2023 for total outstanding principal of $13.1 million and exit fees of $1.4 million. Refer to Note 6 - Debt for further details.

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

Purchase Obligations

Purchase obligations relate to purchase orders with suppliers that we expect to complete primarily during the year ended December 31, 2023. In conformity with current GAAP, purchase obligations that have not met the recognition criteria are not reported in the consolidated balance sheet as of December 31, 2023.

The following table presents our expected cash requirements for contractual obligations outstanding for the years ended as indicated below (in thousands):

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 years	Total
Operating lease obligations	$1,049	$820	$—	$—	$1,869
Purchase obligations	12,615	4	—	—	12,619
Loan interest (1)	1,867	926	12	77	2,882
Loan principal	2,265	12,295	6	144	14,710
Total	$17,796	$14,045	$18	$221	$32,080

(1)
Estimated using LIBOR rates as of December 31, 2023

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Overview

There have been no changes in or disagreements with accountants on accounting and financial disclosure within the parameters of Item 304(b) of Regulation S-K.

Dismissal of Independent Registered Public Accounting Firm

On June 21, 2023, the Audit Committee of the Company’s Board of Directors dismissed BDO USA, P.C. (“BDO USA”) as our independent registered public accounting firm.

BDO USA’s reports on our consolidated financial statements as of and for the years ended December 31, 2022 and 2021, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report on our consolidated financial statements as of and for the years ended December 31, 2022 and 2021 contained an explanatory paragraph regarding our ability to continue as a going concern.

During the years ended December 31, 2022 and 2021, and the subsequent interim period through June 21, 2023, there were no disagreements with BDO USA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO USA, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such periods.

During the years ended December 31, 2022 and 2021, and the subsequent interim period through June 21, 2023, there were no events otherwise reportable under Item 304(a)(1)(v) of Regulation S-K.

Appointment of New Independent Registered Public Accounting Firm

On June 21, 2023, we engaged Macias Gini & O’Connell LLP (“MGO”) as our independent registered public accounting firm for the fiscal year ending December 31, 2023, effective immediately. During the fiscal years ended December 31, 2022 and 2021 and through June 21, 2023, neither we nor anyone on our behalf consulted with MGO regarding (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report nor oral advice was provided to us that MGO concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our President and Chief Executive Officer and Chief Financial Officer the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023, except for the matter noted below.

Management’s Annual Report on Internal Control over Financial Reporting

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified under the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission entitled “Internal Control — Integrated Framework (2013)” (the “COSO Framework”). Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2023 except for the material weakness related to the matter described below that required correction of previously furnished financial statements for period ended three and six months as of June 30, 2023 and for period ended three and nine months as of September 30, 2023 related to deemed dividend on convertible redeemable preferred stock and its's impact to the calculation of net loss per share attributable to common stockholders.

This Form 10-K does not include an attestation report from Macias Gini O'Connell LLP regarding internal control over financial reporting. Management’s report was not subject to attestation by Macias Gini O'Connell LLP pursuant to the SEC rules that permit the Company to provide only management’s report in this Form 10-K.

Correction of Errors in Previously Furnished Financial Statements

As discussed in Note 11, we have revised the previously furnished unaudited interim period financial statements for the three and six month period ending June 30, 2023 and for the three and nine month period ending September 30, 2023 to comply with presentation of accretion of redeemable Series H Convertible Preferred Stock and Series J Convertible Preferred Stock as an adjustment to net loss attributable to common stockholders’ under accounting guidance. This revision resulted in the correction of previously furnished basic and diluted net loss per share for the related periods. We concluded that the error was not material to the previously furnished financial statements.

This error led to a material weakness for all periods subsequent to March 31, 2023. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, to remediate the aforementioned material weakness, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

In addition, on March 21, 2024, the Company entered into an indemnification agreement with each of Jennifer Bright, the Company’s Chief Financial Officer, and Steven Sandor, the Company’s Chief Operating Officer. The forms of Indemnification Agreement entered into by and between the Company and Ms. Bright and Mr. Sandor are filed as Exhibits 10.20 and 10.21, respectively, to this Annual Report on Form 10-K and are incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is included in Part I of this Form 10-K under “Item 1. Business — Information about Our Executive Officers.” In addition, the information set forth under the caption “Election of Directors” to be included in the definitive proxy statement for the Company’s 2024 annual meeting of stockholders (the “Proxy Statement”) is incorporated by reference herein.

The BIOLASE, Inc. Code of Business Conduct and Ethics (the "Code of Ethics") applies to all of our employees, officers, and directors, including our President and Chief Executive Officer. The Code of Ethics can be found on our investor relations website at the following address: https://ir.biolase.com/corporate-governance/governance-documents. In addition, we intend to post on our website all disclosures that are required by law or the Nasdaq Capital Market rules concerning any amendments to, or waivers from, any provision of the Code of Ethics. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Form 10-K. We have also adopted a Supplier Code of Conduct applicable to the suppliers of our goods and services, which can also be found on our investor relations website at the web address above.

Item 11. Executive Compensation

The information set forth under the captions “Executive Compensation” and “2023 Director Compensation” to be included in the Proxy Statement is incorporated by reference herein.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Proposal No. 1–Election of Directors” and “Certain Relationships and Related Transactions” to be included in the Proxy Statement is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees and Services” to be included in the Proxy Statement is incorporated by reference herein.

PART IV

Item 15. Exhibit Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K beginning on the pages referenced below:

(1)
Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (Macias Gini & O’Connell, LLP; Irvine, CA; PCAOB ID: 324)	F-2
Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; Costa Mesa, CA; PCAOB ID: 243)	F-5
Consolidated Balance Sheets as of December 31, 2023 and 2022	F-6
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023, 2022, and 2021	F-7
Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2023, 2022, and 2021	F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021	F-10
Notes to Consolidated Financial Statements	F-11

(2)
Financial Statement Schedule:

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2023, 2022, and 2021	F- 44

All other schedules have been omitted as they are not applicable, not required or the information is included in the consolidated financial statements or the notes thereto.

(3)
Exhibits:

The exhibits filed as a part of this Form 10-K are listed in the accompanying Exhibit Index immediately preceding the signature page hereto.

Item 16. Form 10-K Summary

None

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

1.1	Placement Agency Agreement, dated December 6, 2023, by and among the Registrant, Lake Street Capital Markets, LLC and Maxim Group LLC		8-K	12/06/2023	1.1	12/08/2023

1.2	Placement Agency Agreement, dated February 13, 2024, by and among the Registrant and Maxim Group LLC		8-K	02/12/2024	1.1	02/15/2024

2.1	Membership Interest Purchase Agreement, dated as of September 22, 2022, by and among BIOLASE, Inc., Med-Fiber LLC and Alexei Tchapyjnikov		10-Q	9/30/2022	2.1	11/20/2022

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Fifth Amendment to Restated Certificate of Incorporation		8-K	05.28/2020	3.1	06/01/2020

3.1.7	Sixth Amendment to Restated Certificate of Incorporation		8-K	04/28/2022	3.1	05/02/2022

3.1.8	Seventh Amendment to Restated Certificate of Incorporation		8-K	07/20/2023	3.1	07/26/2023

3.1.9	Certificate of Designation of Series G Preferred Stock		8-A	03/03/2022	3.1	03/03/2022

3.1.10	Certificate of Elimination of Series D, Series E and Series F Preferred Stock of the Registrant		8-K	03/01/2022	3.3	03/03/2022

3.1.11	Certificate of Elimination of Series G Preferred Stock		8-K	06/08/2022	3.1	06/08/2022

3.1.12	Certificate of Designation of Series H Convertible Redeemable Preferred Stock		8-K	05/24/2023	3.1	05/26/2023

3.1.13	Certificate of Designation of Series I Preferred Stock		8-K	06/05/2023	3.1	06/06/2023

3.1.14	Certificate of Designation of Series J Convertible Redeemable Preferred Stock		8-K	09/13/2023	3.1	09/18/2023

3.2	Eighth Amended and Restated Bylaws of the Registrant, adopted on March 1, 2022		8-K	03/01/2022	3.1	03/03/2022

4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Exchange Act	X

4.2	Form of Warrant issued on July 15, 2020		8-K	07/15/2020	4.2	07/22/2020

4.3	Form of Warrant to Purchase Common Stock issued on June 30, 2022		8-K	06/27/2022	4.2	06/29/2022

4.4	Form of Warrant to Purchase Common Stock issued on January 11, 2023		S-1/A	01/03/2023	4.2	01/03/2023

4.5	Form of Pre-Funded Warrant to Purchase Common Stock issued on December 8, 2023		8-K	12/06/2023	4.1	12/08/2023

4.6	Form of Warrant to Purchase Common Stock issued on December 8, 2023		8-K	12/06/2023	4.2	12/08/2023

4.7	Form of Pre-Funded Warrant to Purchase Common Stock issued on February 15, 2024		8-K	02/12/2024	4.1	02/15/2024

4.8	Form of Class A Warrant to Purchase Common Stock issued on February 15, 2024		8-K	02/12/2024	4.2	02/15/2024

4.9	Form of Class B Warrant to Purchase Common Stock issued on February 15, 2024		8-K	02/12/2024	4.3	02/15/2024

4.10	Warrant Agency Agreement, dated February 15, 2024, by and among the Registrant, Computershare Inc., a Delaware corporation, and its affiliate, Computershare Trust Company, N.A., a federal trust company		8-K	02/12/2024	4.4	02/15/2024

4.11	Form of Warrant issued to Investor issued on February 15, 2024		8-K	02/12/2024	4.5	02/15/2024

10.1*	2002 Stock Incentive Plan, as amended		DEF14A	05/06/2016	A	04/07/2016

10.2*	Form of Stock Option Agreement under the 2002 Stock Incentive Plan (attached as Exhibit A to the Notice of Grant of Stock Option under the 2002 Stock Incentive Plan – Discretionary Option Grant Program)		10-K	12/31/2004	10.26	07/19/2005

10.3*	Form of Option Award Notice for California Employees under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.2	11/06/2015

10.4*	Form of Option Award Notice for Non-California Employees under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.3	11/06/2015

10.5*	Form of Option Award Notice for Non-Employee Directors under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.4	11/06/2015

10.6*	Form of Restricted Stock Unit Award Notice for Non-Employee Directors under the 2002 Stock Incentive Plan		10-Q	09/30/2015	10.5	11/06/2015

10.7*	2018 Long-Term Incentive Plan		DEF14A	05/09/2018	A	04/05/2018

10.8*	First Amendment to 2018 Long-Term Incentive Plan		DEF14A	09/21/2018	B	08/24/2018

10.9*	Second Amendment to 2018 Long-Term Incentive Plan		DEF14A	05/15/2019	A	04/10/2019

10.10*	Third Amendment to 2018 Long-Term Incentive Plan		DEF14A	05/13/2020	A	04/23/2020

10.11*	Fourth Amendment to 2018 Long-Term Incentive Plan		DEF14A	05/26/2021	A	04/19/2021

10.12*	Fifth Amendment to 2018 Long-Term Incentive Plan		DEF14A		A	03/29/2023

10.13*	Form of Restricted Stock Unit—Phantom Award Notice and Restricted Stock Unit Award Agreement for Employees		10-Q	09/30/2021	10.1	11/10/2021

10.14*	Form of Restricted Stock Unit—Phantom Award Notice and Restricted Stock Unit Award Agreement for Non-Employee Directors		10-Q	09/30/2021	10.2	11/10/2021

10.15*	Restricted Stock Unit—Phantom Award Notice and Restricted Stock Unit Award Agreement, dated July 21, 2021, by and between the Registrant and John R. Beaver		10-Q	09/30/2021	10.3	11/10/2021

10.16*	Form of Stock Appreciation Rights Award Notice and Stock Appreciation Rights Agreement for Non-Employee Directors		10-Q	09/30/2021	10.4	11/10/2021

10.17	Lease dated February 4, 2020 by and between the Registrant and Foothill Corporate I MT, LLC		10-K	12/31/2019	10.12	03/30/2020

10.18	Lease dated January 22, 2020 by and between the Registrant and Green River Properties, LLC		10-K	12/31/2019	10.13	03/30/2020

10.19*	Form of Indemnification Agreement between the Registrant and its officers and directors		10-Q	09/30/2005	10.1	11/09/2005

10.20*	Indemnification Agreement between the Registrant and Jennifer Bright	**

10.21*	Indemnification Agreement between the Registrant and Steven Sandor	**

10.22*	Form of Stock Option Agreement for inducement grants made to John R. Beaver on September 30, 2017		8-K	09/30/2017	10.1	10/03/2017

10.23*	Letter Agreement Amending Employment with John Beaver, dated April 12, 2020		10-Q	03/31/2020	10.10	05/08/2020

10.24	Credit Agreement dated as of November 9, 2018, by and between the Registrant and SWK Funding LLC		10-Q	09/30/2018	10.6	11/14/2018

10.25	Tenth Amendment to Credit Agreement, dated as of December 30, 2022 by and between the Registrant and SWK LLC		8-K	01/05/2023	10.1	01/05/2023

10.26	Letter Agreement, dated as of August 20, 2019, by and between the Registrant and SWK Funding LLC		S-1	09/04/2019	10.28	09/05/2019

10.27	Eleventh Amendment to Credit Agreement, dated as of November 15, 2023, by and between the Registrant and SWK LLC	**

10.28	Form of Securities Purchase Agreement, dated as of December 6, 2023, by and between the Company and the investor party thereto		8-K	12/06/2023	10.1	12/08/2023

10.29	Form of Securities Purchase Agreement, dated as of dated February 13, 2024, by and among the Registrant and the investors parties thereto		8-K	02/12/2024	10.1	02/15/2024

10.30	Consent and Waiver, dated February 12, 2024, by and between the Registrant and the Investor named therein		8-K	02/12/2014	10.2	02/15/2024

16.1	Letter from BDO USA, P.C., dated June 22, 2023, addressed to the U.S. Securities and Exchange Commission		8-K	06/21/2023	16.1	06.23/2023

21.1	Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm, Macias Gini & O'Connell LLP	X

23.2	Consent of Independent Registered Public Accounting Firm, BDO USA, P.C.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

97.1	Clawback Policy	**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory plan or arrangement.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOLASE, INC., a Delaware Corporation (registrant)

Dated: March 21, 2024	By:	/s/ JOHN R. BEAVER
John R. Beaver
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JOHN R. BEAVER	Director, President and Chief Executive Officer (Principal Executive Officer)	March 21, 2024
John R. Beaver

/s/ JENNIFER BRIGHT	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2024
Jennifer Bright

/s/ DR. JONATHAN T. LORD	Director	March 21, 2024
Dr. Jonathan T. Lord

/s/ DR. KATHLEEN T. O'LOUGHLIN	Director	March 21, 2024
Dr. Kathleen T. O'Loughlin

/s/ JESS ROPER	Director	March 21, 2024
Jess Roper

/s/ DR. MARTHA SOMERMAN	Director	March 21, 2024
Dr. Martha Somerman

/s/ DR. KENNETH P. YALE	Director	March 21, 2024
Dr. Kenneth P. Yale

BIOLASE, INC.

Index to Consolidated Financial Statements and Schedule

Page
Report of Independent Registered Public Accounting Firm (Macias Gini & O’Connell, LLP; Irvine, CA; PCAOB ID: 324)	F-2
Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; Costa Mesa, CA; PCAOB ID: 243)	F-5
Consolidated Balance Sheets as of December 31, 2023 and 2022	F-6
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023, 2022, and 2021	F-7
Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2023, 2022, and 2021	F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021	F-10
Notes to Consolidated Financial Statements	F-11
SCHEDULE
Schedule numbered in accordance with Rule 5.04 of Regulation S-X:
II. Consolidated Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2023, 2022 and 2021	F-44

All Schedules, except Schedule II, have been omitted as the required information is shown in the consolidated financial statements, or notes thereto, or the amounts involved are not significant or the schedules are not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Biolase, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Biolase, Inc. (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, convertible redeemable preferred stock and stockholders’ deficit and cash flows for the year then ended, and the related notes to the consolidated financial statements and schedule listed in the index appearing under Item 15(a)(2) (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has had negative cash flows from operations for each of the three years ended December 31, 2023. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Description of the Matter

As discussed in Note 4 to the consolidated financial statements, the Company had approximately $2.9 million of goodwill as of December 31, 2023. The Company performs its annual impairment analysis as of the last day of the third quarter, and more frequently if the Company believes indicators of impairment exist. If an indicator of impairment exists, the Company utilizes a combined discounted cash flow income and market comparable company approach in order to value reporting units for the test. Auditing the annual goodwill impairment test was especially complex and judgmental due to the significant estimation required in determining the fair value of the reporting unit. In particular, the fair value estimates involve judgmental assumptions including the amount and timing of expected future cash flows from revenue growth rates, which are affected by expectations about future market or economic conditions and reporting unit specific risk factors as well as an assessment of comparable companies and their respective multiples.

How We Addressed the Matter in Our Audit

Our audit procedures related to the valuation of goodwill included the following, among others:

•
We obtained an understanding of the Company’s goodwill impairment review process.
•
To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing fair value estimation methodologies, testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analysis.
•
We compared the significant assumptions used by management to historical financial results of the reporting unit and information generated by external parties.
•
We considered the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions
•
In addition, we involved our valuation professionals to assist in our evaluation of the significant assumptions used to develop the fair value estimates.

Fair value measurement of Series H & J Convertible Redeemable Preferred Stock and Warrants

Description of the Matter

As described further in Note 8 to the consolidated financial statements, in May 2023 and September 2023, the Company issued Series H & J Redeemable Convertible Preferred Stock and Warrants, respectively, pursuant to certain redemption, conversion and exercise terms (collectively, "redeemable convertible preferred stock and warrants"). The accounting for the transactions required management to assess whether the preferred stock instruments qualify for mezzanine equity presentation and whether the warrants meet liability classification requirements.

We identified the fair value measurement of the redeemable convertible preferred stock and warrant derivative liability as a critical audit matter. Auditing management’s accounting for the redeemable convertible preferred stock and warrants was especially challenging as it required auditor judgment in assessing the accounting for and estimation of the fair value of the redeemable convertible preferred stock and warrants, including the interpretation and application of the accounting literature to the transaction. It also required professionals with specialized skills and knowledge to assess the methodology and key inputs used by the Company to estimate the fair value of the redeemable convertible preferred stock and warrants. There is limited observable market data available for the redeemable convertible preferred stock and warrants, making it a complex financial instrument and, as such, the fair value measurement requires management to make complex judgments in order to identify and select the significant assumptions. In addition, the fair value measurement of the redeemable convertible preferred stock and warrants requires the use of complex financial models. As a result, obtaining sufficient appropriate audit evidence related to the fair value measurement requires significant auditor subjectivity.

How We Addressed the Matter in Our Audit

Our audit procedures related to the fair value measurement of the redeemable convertible preferred stock and warrants included the following, among others:

•
Testing of the Company's accounting treatment and disclosures related to the redeemable convertible preferred stock and warrants including reading the terms of the redeemable convertible preferred stock and warrant prospectus, evaluating provisions related to contingent redemption features, and evaluating the Company’s application of the technical accounting literature regarding classifying the redeemable convertible preferred stock as mezzanine equity.

•
We obtained an understanding of the process of estimating the fair value of the embedded derivative.
•
With the assistance of our valuation specialists, we evaluated the reasonableness of the Company's valuation methodology and significant assumptions by: (1) comparing significant assumptions against available market data and historical amounts and (2) validating the mathematical accuracy of the model by developing an independent calculation and comparing to management's concluded valuations.

/s/ Macias Gini & O’Connell, LLP

We have served as the Company's auditor since 2023.

Irvine, CA

March 21, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

BIOLASE, Inc.

Lake Forest, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BIOLASE, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has had negative cash flows from operations for each of the two years ended December 31, 2022. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2005 through 2023.

Costa Mesa, California

March 28, 2023

BIOLASE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$6,566	$4,181
Accounts receivable, less allowance of $244 and $2,164 as of December 31, 2023 and 2022, respectively	5,483	5,841
Inventory	11,433	15,884
Prepaid expenses and other current assets	1,381	3,053
Total current assets	24,863	28,959
Property, plant, and equipment, net	5,525	4,278
Goodwill	2,926	2,926
Right-of-use assets, leases	1,519	1,768
Other assets	268	255
Total assets	$35,101	$38,186
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,065	$5,786
Accrued liabilities	8,881	9,210
Deferred revenue, current portion	2,452	2,111
Current portion of term loans, net of discount	2,265	700
Total current liabilities	19,663	17,807
Deferred revenue	256	418
Warranty accrual	593	360
Non-current term loans, net of discount	11,782	13,091
Non-current operating lease liability	772	1,259
Other liabilities	79	362
Total liabilities	33,145	33,297
Mezzanine Equity:
Series H Convertible Redeemable Preferred stock, par value $0.001 per share; 370 shares authorized, 5 shares issued and outstanding as of December 31, 2023	346	—
Series J Convertible Redeemable Preferred stock, par value $0.001 per share; 160 shares authorized, 15 shares issued and outstanding as of December 31, 2023	1,857	—
Total mezzanine equity	2,203	—
Commitments and contingencies — Note 7
Stockholders' equity (deficit):
Common stock, par value $0.001 per share; 180,000 shares authorized, 3,416 and 77 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3	—
Additional paid-in capital	317,103	301,790
Accumulated other comprehensive loss	(553)	(733)
Accumulated deficit	(316,800)	(296,168)
Total stockholders' equity (deficit)	(247)	4,889
Total liabilities, convertible redeemable preferred stock and stockholders' equity (deficit)	$35,101	$38,186

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Net revenue	$49,164	$48,462	$39,188
Cost of revenue	32,440	32,551	22,659
Gross profit	16,724	15,911	16,529
Operating expenses:
Sales and marketing	18,441	21,675	15,339
General and administrative	10,216	12,309	11,258
Engineering and development	6,004	7,265	6,048
Loss on patent litigation settlement	—	—	315
Total operating expenses	34,661	41,249	32,960
Loss from operations	(17,937)	(25,338)	(16,431)
Loss on foreign currency transactions	(351)	(438)	(452)
Interest expense, net	(2,361)	(2,749)	(2,224)
Gain on debt forgiveness	—	—	3,014
Other income, net	48	—	—
Non-operating (loss) gain, net	(2,664)	(3,187)	338
Loss before income tax provision	(20,601)	(28,525)	(16,093)
Income tax provision	(31)	(109)	(65)
Net loss	(20,632)	(28,634)	(16,158)
Other comprehensive loss items:
Foreign currency translation adjustments	180	(110)	(238)
Comprehensive loss	$(20,452)	$(28,744)	$(16,396)

Net loss	$(20,632)	$(28,634)	$(16,158)
Deemed dividend on convertible preferred stock	(16,987)	(217)	(546)
Net loss attributable to common stockholders	$(37,619)	$(28,851)	$(16,704)

Net loss per share attributable to common stockholders:
Basic and Diluted	$(29.44)	$(418.13)	$(283.12)
Shares used in the calculation of net loss per share:
Basic and Diluted	1,278	69	59

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Mezzanine Equity								Stockholders' Equity (Deficit)
	Series G Redeemable Preferred Stock		Series H Convertible Redeemable Preferred Stock		Series I Redeemable Preferred Stock		Series J Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-in	Series F Convertible Preferred Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2020	—	$—	—	$—	$—	$—	$—	$—	39	$—	$261,671	1	$118	$(385)	$(251,376)	$10,028
Sale of common stock, net	—	—	—	—	—	—	—	—	6	—	13,291	—	—	—	—	13,291
Exercise of stock options, net	—	—	—	—	—	—	—	—	—	—	132	—	—	—	—	132
Issuance of common stock for settlement of liability	—	—	—	—	—	—	—	—	—	—	510	—	—	—	—	510
Issuance of restricted shares	—	—	—	—	—	—	—	—	—	—	164	—	—	—	—	164
Conversion of Series F Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	630	(1)	(630)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	(546)	—	546	—	—	—
Issuance of stock from RSUs, net	—	—	—	—	—	—	—	—	2	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,416	—	—	—	—	2,416
Exercise of common stock warrants	—	—	—	—	—	—	—	—	14	—	15,063	—	—	—	—	15,063
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,158)	(16,158)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(238)	—	(238)
Balance, December 31, 2021	—	—	—	—	—	—	—	—	61	—	293,331	—	34	(623)	(267,534)	25,208
Sale of common stock, net	—	—	—	—	—	—	—	—	7	—	5,602	—	—	—	—	5,602
Issuance of restricted shares	—	—	—	—	—	—	—	—	—	—	109	—	—	—	—	109
Issuance of Series G Redeemable Preferred Stock	154	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemption of Series G Redeemable Preferred Stock	(154)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series F Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	251	—	(251)	—	—	—
Deemed dividend on Series F Convertible Preferred Stock	—	—	—	—	—	—	—	—	—	—	(217)	—	217	—	—	—
Issuance of stock from RSUs, net	—	—	—	—	—	—	—	—	1	—	—	—	—	—	—	—
Liability award reclass	—	—	—	—	—	—	—	—	—	—	596	—	—	—	—	596
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,117	—	—	—	—	2,117
Exercise of common stock warrants	—	—	—	—	—	—	—	—	8	—	1	—	—	—	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,634)	(28,634)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	(110)	—	(110)
Balance, December 31, 2022	—	—	—	—	—	—	—	—	77	—	301,790	—	—	(733)	(296,168)	4,889
Sale of common stock and pre-funded warrants, net of fees	—	—	—	—	—	—	—	—	503	—	9,553	—	—	—	—	9,553
Issuance of Series H Convertible Redeemable Preferred Stock, net of fees	—	—	175	2,738	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series H Convertible Redeemable Preferred Stock, adjustment to redemption value	—	—	—	9,377	—	—	—	—	—	—	(9,345)	—	—	—	—	(9,345)
Exercise of Series H Convertible Redeemable Preferred Stock Warrants	—	—	20	1,385	—	—	—	—	—	—	(615)	—	—	—	—	(615)
Conversion of Series H Convertible Redeemable Preferred Stock	—	—	(190)	(13,154)	—	—	—	—	680	1	13,153	—	—	—	—	13,154
Issuance of Series I Redeemable Preferred Stock	—	—	—	—	85	—	—	—	—	—	—	—	—	—	—	—
Redemption of Series I Redeemable Preferred Stock	—	—	—	—	(85)	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series J Convertible Redeemable Preferred Stock, net of fees	—	—	—	—	—	—	75	2,720	—	—	—	—	—	—	—	—
Issuance of Series J Convertible Redeemable Preferred Stock, adjustment to redemption value	—	—	—	—	—	—	—	7,610	—	—	(7,611)	—	—	—	—	(7,611)
Exercise of Series J Convertible Redeemable Preferred Stock Warrants	—	—	—	—	—	—	3	410	—	—	(148)	—	—	—	—	(148)
Paid-in-kind dividend on Series J Convertible Redeemable Preferred Stock	—	—	—	—	—	—	3	—	—	—	—	—	—	—	—	—
Conversion of Series J Convertible Redeemable Preferred Stock	—	—	—	—	—	—	(66)	(8,883)	2,038	2	8,881	—	—	—	—	8,883
Issuance of stock from RSUs, net	—	—	—	—	—	—	—	—	4	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,331	—	—	—	—	1,331
Exercise of common stock warrants	—	—	—	—	—	—	—	—	114	—	114	—	—	—	—	114
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,632)	(20,632)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	180	—	180
Balance, December 31, 2023	—	$—	5	$346	$—	$—	$15	$1,857	3,416	$3	$317,103	—	$—	$(553)	$(316,800)	$(247)

See accompanying notes to consolidated financial statements.

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net loss	$(20,632)	$(28,634)	$(16,158)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	2,798	497	400
Provision for bad debts	533	40	(202)
Provision for inventory excess and obsolescence	715	1,312	(275)
Inventory write-offs and disposals	—	1,486	(122)
Amortization of debt issuance costs	426	1,196	515
Patent litigation mark-to-market	—	—	315
Change in fair value of warrants	(494)	—	—
Issuance of restricted shares	—	109	164
Issuance costs for warrants	447	—	—
Stock-based compensation	1,232	2,303	1,662
Gain on debt forgiveness	—	—	(3,014)
Gain on disposal of fixed assets	(141)	—	—
Changes in operating assets and liabilities:
Accounts receivable	201	(1,643)	(978)
Inventory	969	(5,754)	(1,375)
Prepaid expenses and other current assets	1,527	(1,135)	285
Accounts payable and accrued liabilities	(1,851)	3,521	1,765
Deferred revenue	179	(59)	308
Net cash and cash equivalents used in operating activities	(14,091)	(26,761)	(16,710)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(1,311)	(3,727)	(707)
Proceeds from disposal of property, plant, and equipment	182	—	—
Net cash and cash equivalents used in investing activities	(1,129)	(3,727)	(707)
Cash Flows from Financing Activities:
Proceeds from the sale of common stock and pre-funded warrants, net of fees	9,553	5,602	14,420
Proceeds from the sale of Convertible Redeemable Preferred Stock, net of fees	5,490	—	—
Proceeds from the sale of warrants, net of fees	1,743	—	—
Payments of equity offering costs	—	—	(1,135)
Principal payment on loan	(165)	(1,000)	—
Payments of debt issuance costs	—	—	(25)
Proceeds from the exercise of common stock warrants	114	1	16,562
Proceeds from the exercise of preferred share warrants	699	—	—
Proceeds from exercise of stock options	—	—	132
Net cash and cash equivalents provided by financing activities	17,434	4,603	29,954
Effect of exchange rate changes	171	(109)	(238)
Increase (decrease) in cash and cash equivalents	2,385	(25,994)	12,299
Cash, cash equivalents and restricted cash, beginning of year	4,181	30,175	17,876
Cash, cash equivalents and restricted cash, end of year	$6,566	$4,181	$30,175
Supplemental cash flow disclosure:
Cash paid for interest	$1,918	$1,519	$1,771
Cash received for interest	$9	$26	$56
Cash paid for income taxes	$41	$59	$171
Cash paid for operating leases	$302	$254	$246
Non-cash settlement of liability	$—	$—	$510
Non-cash right-of-use assets obtained in exchange for lease obligations	$483	$574	$150
Deemed dividend on preferred stock	$—	$217	$546
Receivable from warrants exercised and included in prepaid and other current assets	$—	$—	$(1,498)
Non-cash property, plant and equipment additions acquired under inventory	$2,768	$—	$—
Common stock issued upon exercise of preferred stock	$22,037	$—	$—

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

The Company’s financial instruments, consisting of cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities, warrants, and the SWK Loan (as defined below) as discussed in Note 6 – Debt – Term Loan, approximate fair value because of the relative short maturity of these items and the market interest rates the Company could currently obtain.

Concentration of Credit Risk, Interest Rate Risk and Foreign Currency Exchange Rate

Financial instruments which potentially expose the Company to a concentration of credit risk consist principally of cash and cash equivalents, and trade accounts receivable. The Company maintains its cash and cash equivalents with established commercial banks. At times, balances may exceed federally insured limits. To minimize the risk associated with trade accounts receivable, management performs ongoing credit evaluations of customers’ financial condition and maintains relationships with the Company’s customers that allow management to monitor current changes in business operations so the Company can respond as needed. The Company does not, generally, require customers to provide collateral before it sells them its products. However, the Company has required certain distributors to make prepayments for significant purchases of products.

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the years ended December 31, 2023, 2022, and 2021, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

Liquidity and Management’s Plans

The Company incurred losses from operations of $17.9 million, $25.3 million, and $16.4 million for the years ended December 31, 2023, 2022, and 2021, respectively, and has not generated positive net cash from operations for the same periods.

As of December 31, 2023, the Company had working capital of approximately $5.2 million. The Company’s principal sources of liquidity consisted of approximately $6.6 million in cash and cash equivalents and $5.5 million of net accounts receivable. As of December 31, 2022, the Company had working capital of approximately $11.2 million, $4.2 million in cash and cash equivalents and $5.8 million of net accounts receivable. The increase in cash and cash equivalents since December 31, 2022 was primarily due $8.5 million net proceeds from the January 2023 public offering, $3.7 million net proceeds from the May 2023 public offering, $3.5 million net proceeds from the September 2023 public offering, $1.1 million for the December 2023 public offering, and $0.8 million proceeds from the exercise of warrants. This increase was partially offset by cash used in operating activities of $14.1 million and $1.3 million in capital expenditures. Refer to Note 8 – Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for additional information on these common stock issuances and warrant exercises.

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

Although the Company received net proceeds of approximately $16.8 million from public offerings in 2023, the Company may still have to raise additional capital in the future. Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, demands for working capital, manufacturing capacity, continued Nasdaq listing requirements, and any acquisitions that the Company may pursue. The Company expects that it will be required to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will be able to successfully enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to its’ stockholders.

We intend to attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that we will be able to do so. Any perception that we may not regain compliance or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholder. In addition, delisting of our common stock from Nasdaq could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our common stock. In the event of a de-listing, we would take actions to restore our compliance with the Nasdaq listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq listing requirements.

2022 Reverse Stock Split

At the 2022 annual meeting of BIOLASE stockholders (the "2022 Annual Meeting"), BIOLASE stockholders approved an amendment to BIOLASE’s Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), to effect a reverse stock split of BIOLASE common stock, at a ratio ranging from one-for-two (1:2) to one-for-twenty-five (1:25), with the final ratio to be determined by the Board. Immediately after the 2022 Annual Meeting, the Board approved a one-for-twenty-five (1:25) reverse stock split of the outstanding shares of BIOLASE common stock (the “2022 Reverse Stock Split”). On April 28, 2022, BIOLASE filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, which became effective on April 28, 2022. The amendment did not change the number of authorized shares of BIOLASE common stock.

2023 Reverse Stock Split

At a special meeting of BIOLASE stockholders held on July 20, 2023 (the "special meeting"), BIOLASE stockholders approved an amendment to BIOLASE’s Restated Certificate of Incorporation, as amended, to effect a reverse stock split of BIOLASE common stock, at a ratio between one-for-two (1:2) and one-for-one hundred (1:100). Immediately after the special meeting, BIOLASE's board of directors approved a one-for-one hundred (1:100) reverse stock split of the outstanding shares of BIOLASE common stock (the “2023 Reverse Stock Split”). On July 26, 2023, BIOLASE filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 2023 Reverse Stock Split, which became effective on July 27, 2023. The amendment did not change the number of authorized shares of BIOLASE common stock.

Except as the context otherwise requires, all common stock share numbers, share price amounts (including exercise prices, conversion prices, and closing market prices), shares issued upon the conversion of preferred shares, and shares issued upon the exercise of warrants contained in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the 2022 Reverse Stock Split and the 2023 Reverse Stock Split.

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

Depreciation expense for the years ended December 31, 2023, 2022, and 2021 totaled $2.8 million, $0.5 million and $0.4 million, respectively. Refer to Note 3 - Supplementary Balance Sheet Information for further details.

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

Convertible Redeemable Preferred Stock

The Company classifies convertible preferred stock that is redeemable at the stockholder’s discretion as mezzanine equity. On May 24, 2023, the Company consummated the sale of 175,000 Units (the "Units") with each Unit consisting of (A) one share of BIOLASE Series H Convertible Redeemable Preferred Stock, par value $0.001 per share and a stated value equal to $50.00 (the “Series H Convertible Preferred Stock”), and (B) one warrant (the “Series H Warrants”) to purchase one-half of one (0.50) share of Series H Convertible Preferred Stock, at a price to the public of $26.00 per Unit, less underwriting discounts and commissions. Each share of the Series H Preferred Stock is convertible into approximately 3.58 shares of BIOLASE common stock upon exercise. During the year ended December 31, 2023 40,000 Series H Warrants were exercised to 20,000 Series H Convertible Preferred Stock, and 190,000 Series H Convertible Preferred Stock were converted into approximately 679,542 shares of BIOLASE common stock. Upon exercise of the Series H Warrants to Series H Convertible Preferred Stock, the Company recorded an increase to Mezzanine Equity of approximately $1.4 million. Upon conversion of the Series H Convertible Preferred Stock to BIOLASE common stock, the Company recorded approximately $13.2 million for common stock, with no charge in retained earnings. As of December 31, 2023, there were 5,000 shares of Series H Convertible Preferred Stock issued and outstanding, and an additional 67,500 Series H Convertible Preferred Stock issuable upon the exercise of Series H Warrants. Additional details are discussed further in Note 8 to these consolidated financial statements.

On September 13, 2023, the Company consummated the sale of 75,000 Units (the "Units") with each Unit consisting of (A) one share of BIOLASE Series J Convertible Redeemable Preferred Stock, par value $0.001 per share and a stated value equal to $100.00 (the “Series J Convertible Preferred Stock”), and (B) one warrant (the “Series J Warrants”) to purchase one-half of one (0.50) share of Series J Convertible Preferred Stock, at a price to the public of $60.00 per Unit, less underwriting discounts and commissions. Each share of the Series J Preferred Stock is convertible into approximately 30.67 shares of BIOLASE common stock upon exercise. During the year ended December 31, 2023 5,960 Series J Warrants were exercised to 2,980 Series J Convertible Preferred Stock, 3,091 Series J Convertible Preferred Stock were issued upon PIK dividends, and 66,465 Series J Convertible Preferred Stock were converted into approximately 2,038,804 shares of BIOLASE common stock. Upon exercise of the Series J Warrants to Series J Convertible Preferred Stock, the Company recorded an increase to Mezzanine Equity of approximately $0.4 million. Upon conversion of the Series J Convertible Preferred Stock to BIOLASE common stock, the Company recorded approximately $8.9 million for common stock, with no charge in retained earnings. As of December 31, 2023, there were 14,606 shares of Series J Convertible

Preferred Stock issued and outstanding and an additional 34,520 Series J Convertible Preferred Stock issuable upon the exercise of Series J Warrants. Additional details are discussed further in Note 8 to these consolidated financial statements.

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

Foreign Currency Translation and Transactions

Transactions of the Company’s German, Spanish, Australian, and Indian subsidiaries are denominated in their local currencies which have been determined to be their functional currencies. The results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation gains or losses are shown as a component of accumulated other comprehensive (loss) income in stockholders’ equity (deficit). Income and losses resulting from foreign currency transactions which are denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations.

Revenue Recognition

Contracts with Customers

Revenue for sales of products and services is derived from contracts with customers. The products and services promised in customer contracts include delivery of laser systems and consumables as well as certain ancillary services such as training and extended warranties. Contracts with each customer generally state the terms of the sale, including the description, quantity and price of each product or service. Payment terms are stated in the contract and vary according to the arrangement. Because the customer typically agrees to a stated rate and price in the contract that does not vary over the life of the contract, the Company’s contracts do not contain variable consideration. The Company establishes a provision for estimated warranty expense.

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

Revenue from products and services transferred to customers at a single point in time accounted for 89%, 88%, and 88% of net revenue for the years ended December 31, 2023, 2022, and 2021, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale of laser systems and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 11%, 12%, and 12% of net revenue for the years ended December 31, 2023, 2022, and 2021, respectively. The majority of our revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled $0.4 million as of December 31, 2023 and 2022, respectively.

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

	December 31,
	2023	2022
Undelivered elements (training and installation)	$449	$447
Extended warranty contracts	2,259	2,082
Total deferred revenue	2,708	2,529
Less: long-term portion of deferred revenue	(256)	(418)
Deferred revenue – current	$2,452	$2,111

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables as of December 31, 2023 and 2022.

The amount of revenue recognized during the years ended December 31, 2023 and 2022 that was included in the opening contract liability balance related to undelivered elements was $0.4 million and $0.8 million, respectively. The revenue recognized during the year related to the opening extended warranty contracts balance was $1.3 million and $1.4 million, for the years ended December 31, 2023 and 2022, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
United States	$33,883	$33,876	$25,384
International	15,281	14,586	13,804
Net Revenue	$49,164	$48,462	$39,188

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenue recognized over time	$5,525	$5,697	$4,709
Revenue recognized at a point in time	43,639	42,765	34,479
Net Revenue	$49,164	$48,462	$39,188

The Company’s sales by end market is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
End-customer	$33,883	$33,876	$25,384
Distributors	15,281	14,586	13,804
Net Revenue	$49,164	$48,462	$39,188

Shipping and Handling Costs and Revenues

Shipping and freight costs are treated as fulfillment costs. For shipments to end-customers, the customer bears the shipping and freight costs and has control of the product upon shipment. For shipments to distributors, the distributor bears the shipping and freight costs, including insurance, tariffs and other import/export costs.

Provision for Warranty Expense

The Company provides warranties against defects in materials and workmanship of its laser systems for specified periods of time. For the years ended December 31, 2023, 2022, and 2021, domestic sales of the Waterlase laser systems were covered by the warranty for a period of up to one year and diode systems were covered by the warranty for a period of up to two years from the date of sale by the Company or the distributor to the end-user. Laser systems sold internationally are covered by the warranty for a period of up to 24 months from the date of sale to the international distributor. Estimated warranty expenses are recorded as an accrued liability with a corresponding provision to cost of revenue. This estimate is recognized concurrent with the recognition of revenue on the sale to the distributor or end-user. Warranty expenses expected to be incurred after one year from the time of sale to the distributor are classified as a long-term warranty accrual. The Company’s overall accrual is based on its historical experience and management’s expectation of future conditions, taking into consideration the location and type of customer and the type of laser, which directly correlate to the materials and components under warranty, the duration of the warranty period, and the logistical costs to service the warranty. Additional factors that may impact the Company’s warranty accrual include changes in the quality of materials, leadership and training of the production and services departments, knowledge of the lasers and workmanship, training of customers, and adherence to the warranty policies. Additionally, an increase in warranty claims or in the costs associated with servicing those claims would likely result in an increase in the accrual and a decrease in gross profit.

The current portion of the warranty accrual is included within accrued liabilities. Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance, beginning of period	$1,653	$1,086	$1,132
Provision for estimated warranty cost	3,733	3,639	1,747
Warranty expenditures	(3,472)	(3,072)	(1,793)
Balance, end of period	1,914	1,653	1,086
Less: long-term portion of warranty accrual	593	360	521
Current portion of warranty accrual	$1,321	$1,293	$565

Advertising Costs

Advertising costs are expensed as incurred and totaled $0.8 million, $1.5 million and $1.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Engineering and Development

Engineering and development expenses are generally expensed as incurred and consist of engineering personnel salaries and benefits, prototype supplies, contract services, and consulting fees related to product development.

Stock-Based Compensation

During the years ended December 31, 2023, 2022, and 2021, the Company recognized compensation cost related to share-based payments of $1.2 million, $2.3 million, and $1.7 million, respectively, based on the grant-date fair value. As of December 31, 2023 and December 31, 2022 approximately $0.6 million and $0.2 million of the stock compensation cost related to performance-based awards was recognized as a liability, respectively. The following table summarizes the income statement classification of compensation expense associated with share-based payments (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cost of revenue	$29	$154	$156
Sales and marketing	423	576	367
General and administrative	681	1,368	820
Engineering and development	99	205	319
Total	$1,232	$2,303	$1,662

As of December 31, 2023 and 2022, the Company had $0.4 million and $1.0 million, respectively, of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements granted under its existing plans. The expense is expected to be recognized over a weighted-average period of 1.1 years as of December 31, 2023.

Stock-based compensation expense is estimated at the grant date of the award, is based on the fair value of the award and is recognized ratably over the requisite service period of the award. For restricted stock units (“RSUs”) the Company estimates the fair value of the award based on the number of awards and the fair value of BIOLASE common stock on the grant date, and applies an estimated forfeiture rate. For stock options, the Company estimates the fair value of the option award using the Black-Scholes option pricing model. This option-pricing model requires the Company to make several assumptions regarding the key variables used to calculate the fair value of its stock options. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their grant dates. Since July 1, 2005, the Company has used a dividend yield of zero, as it does not intend to pay cash dividends on its common stock in the foreseeable future. The most critical assumptions used in calculating the fair value of stock options is the expected life of the option and the expected volatility of BIOLASE common stock. The expected life is calculated in accordance with the simplified method, whereby for service-based awards the expected life is calculated as a midpoint between the vesting date and expiration date. The Company uses the simplified method, as there is not a sufficient history of share option exercises. For performance-based awards, the expected life equals the life of the award. Management believes that the historic volatility of the BIOLASE common stock is a reliable indicator of future volatility, and accordingly, a stock volatility factor based on the historical volatility of the BIOLASE common stock over a lookback period of the expected life is used in approximating the estimated volatility of new stock options. Compensation expense is recognized using the straight-line method for all service-based employee awards and graded amortization for all performance-based awards. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on historical experience and future expectations. Forfeitures are estimated at the time of the grant and revised in subsequent periods as actual forfeitures differ from those estimates. The Company applied forfeiture rates of 7.87%, 30.38%, and 40.18% to awards granted during the year ended December 31, 2023 depending on the vesting terms and position of the grantee. The Company’s forfeiture rates applied to awards granted during the year ended December 31, 2022 were 10.87%, 10.91%, 28.25% and 37.49% and during the year ended December 31, 2021, were 10.91%, 25.91%, 40.21% and 49.45%, respectively.

The stock option fair values were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2023	2022	2021
Expected term (years)	N/A	N/A	6.1
Volatility	N/A	N/A	111%
Annual dividend per share	N/A	N/A	$—
Risk-free interest rate	N/A	N/A	1.0%

There were no stock options granted during the years ended December 31, 2023 and 2022.

Income Taxes

Based upon the Company’s operating losses during 2023, 2022, and 2021 and the available evidence, management has determined that it is more likely than not that the deferred tax assets as of December 31, 2023 will not be realized in the near term. Consequently, we have established a valuation allowance against our net deferred tax asset totaling $35.8 million and $31.2 million as of December 31, 2023 and 2022, respectively. In this determination, we considered factors such as our earnings history, future projected earnings, and tax planning strategies. If sufficient evidence of our ability to generate sufficient future taxable income tax benefits becomes apparent, we may reduce our valuation allowance, resulting in tax benefits in our statement of operations and in additional paid-in-capital. Management evaluates the potential realization of our deferred tax assets and assesses the need for reducing the valuation allowance periodically.

The company has elected to treat interest any penalties associated with uncertain tax positions as a component of income tax expense.

Net Loss Per Share — Basic and Diluted

Basic net loss per share is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. In computing diluted net loss per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities. Net loss is adjusted for any deemed dividends to preferred stockholders to compute income available to common stockholders.

Outstanding stock options, restricted stock units, preferred shares, and warrants to purchase approximately 4,061,000, 27,000, and 9,000 shares were not included in the calculation of diluted loss per share amounts for the years ended December 31, 2023, 2022, and 2021, respectively, as their effect would have been anti-dilutive.

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

Accounting Standards Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope and to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company adopted this guidance effective January 1, 2023, and the adoption of this standard did not have a significant impact on its consolidated financial statements.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, to require enhanced income tax disclosures to provide information to assess how an entity’s operations and related tax risks, tax planning, and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this update provide that a business entity disclose (1) a tabular income tax rate reconciliation, using both percentages and amounts, (2) separate disclosure of any individual reconciling items that are equal to or greater than 5% of the amount computed by multiplying the income (loss) from continuing operations before income taxes by the applicable statutory income tax rate, and disaggregation of certain items that are significant and (3) amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign jurisdictions, including separate disclosure of any individual jurisdictions greater than 5% of total income taxes paid. These amendments are effective for the Company for annual periods in 2025, applied prospectively, with early adoption and retrospective application permitted. The Company intends to adopt the amendments in this update prospectively in 2025. The impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial position and results of operations, since the amendments require only enhancement of existing income tax disclosures in the footnotes to the Company’s consolidated financial statements.
NOTE 3 — SUPPLEMENTARY BALANCE SHEET INFORMATION

Accounts Receivable, net:

Accounts receivable is net of allowances for doubtful accounts of $0.2 million and $2.2 million as of December 31, 2023 and 2022, respectively, and net of sales returns of $0.3 million as of December 31, 2023 and 2022.

Inventory:

	December 31,
(in thousands):	2023	2022
Raw materials	$6,168	$6,697
Work-in-process	1,299	1,871
Finished goods	3,966	7,316
Inventory	$11,433	$15,884

Inventory includes write-downs for excess and obsolete inventory totaling $2.5 million and $2.2 million as of December 31, 2023 and 2022, respectively. Write-downs for excess and obsolete inventory resulted in expense of $0.7 million, $2.8 million and $0.3 million during the years ended December 31, 2023, 2022, and 2021, respectively.

Prepaid expenses and other current assets:

	December 31,
(in thousands):	2023	2022
Prepaid insurance	$588	$662
Prepaid inventory	238	1,225
Other	555	1,166
Prepaid expenses and other current assets	$1,381	$3,053

Property, Plant, and Equipment, net:

	December 31,
(in thousands):	2023	2022
Building	$205	$199
Leasehold improvements	1,251	464
Equipment and computers	14,628	8,566
Furniture and fixtures	519	475
Construction in progress	92	2,957
Total property, plant, and equipment before depreciation and land	16,695	12,661
Less: accumulated depreciation	(11,330)	(8,538)
Total property, plant, and equipment, net before land	5,365	4,123
Land	160	155
Property, plant, and equipment, net	$5,525	$4,278

The Company did not recognize any impairments on property, plant, and equipment during the years ended December 31, 2023, 2022 and 2021.

During the year ended December 31, 2023, the Company revised its accounting for laser equipment transferred as part of its marketing efforts to potential customers and other sales representatives without any payment. As a result, a cumulative adjustment of $0.8 million was recorded to depreciation expense in the year ended December 31, 2023.

Accrued Liabilities:

	December 31,
(in thousands):	2023	2022
Payroll and benefits	$3,343	$4,674
Preferred stock warrant liability	1,363	—
Warranty accrual, current portion	1,321	1,293
Operating lease liability	888	638
Accrued insurance premium	473	490
Taxes	452	432
Accrued professional services	422	591
Other	619	1,092
Accrued liabilities	$8,881	$9,210

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of September 30 and determined that there was no impairment. The Company also tests its intangible assets subject to amortization and goodwill between the annual impairment test if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. During the fourth quarter ended December 31, 2023, due to the sustained decrease in the stock price of BIOLASE common stock decreasing the implied fair value of the business, the Company performed a quantitative assessment of impairment over goodwill and determined that there was no impairment to our goodwill. Goodwill was valued using an equally weighted income approach and market approach. The unobservable inputs utilized in determining the fair value of the goodwill, which is categorized as a Level 3 instrument, are the discount rate of 19.1% and various revenue growth rates utilized in the financial forecast of future cash flows. There were no events that triggered further impairment testing of the Company’s intangible assets and goodwill during the years ended December 31, 2022 and 2021.

As of December 31, 2023 and 2022, the Company had goodwill (indefinite life) of $2.9 million. As of December 31, 2023 and 2022, all intangible assets subject to amortization have been fully amortized and there was no amortization expense for the respective years.

The following table presents the details of the Company’s intangible assets, related accumulated amortization and goodwill (in thousands):

	As of December 31, 2023 and 2022
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

The following table presents the current and deferred provision for income taxes for the years ended December 31 (in thousands):

	2023	2022	2021
Current:
Federal	$—	$—	$—
State	15	40	17
Foreign	15	70	47
	30	110	64
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	1	(1)	1
	1	(1)	1
	$31	$109	$65

The provision for income taxes differs from the amount that would result from applying the federal statutory rate as follows for the years ended December 31:

	2023	2022	2021
Statutory regular federal income tax rate	(21.0)%	(21.0)%	(21.0)%
Change in valuation allowance	21.9%	(92.8)%	34.2%
State tax benefit (net of federal benefit)	(4.0)%	(3.9)%	(4.8)%
Research credits	—%	—%	(0.6)%
Foreign amounts with no tax benefit	0.1%	0.1%	—%
Non-deductible expenses	2.4%	0.6%	(4.2)%
Effect of change in rate	(0.4)%	4.5%	—%
Expired net operating loss carryforwards	—%	—%	—%
Net operating loss 382 write-offs	—%	113.4%	—%
Effect of prior year true-ups	0.1%	(1.2)%	(4.3)%
Other	1.0%	0.6%	1.1%
Total	0.1%	0.3%	0.4%

The components of the deferred income tax assets and liabilities as of December 31 (in thousands):

	2023	2022
Capitalized intangible assets for tax purposes	$(38)	$(38)
Reserves not currently deductible	1,353	2,409
Deferred revenue	65	106
Stock options	1,382	1,500
State taxes	5	6
Income tax credits	1,498	1,496
Inventory	1,179	1,024
Property and equipment	(591)	186
Unrealized gain on foreign currency	(10)	113
Disallowed interest	2,726	2,167
Lease liability	416	475
Capitalized research or experimental expenses	1,601	1,456
Net operating losses	27,476	21,665
Total deferred tax assets	37,062	32,565
Valuation allowance	(35,806)	(31,235)
Net deferred tax assets	1,256	1,330
Capitalized intangible assets	(668)	(664)
Right of use asset	(380)	(442)
Other	(167)	(190)
Total deferred tax liabilities	(1,215)	(1,296)
Net deferred tax assets	$41	$34

Based upon the Company’s operating losses incurred for each of the years ended December 31, 2023, 2022, and 2021 and the available evidence, the Company has established a valuation allowance against its net deferred tax assets in the amount of $35.8 million as of December 31, 2023. Management considered factors such as the Company’s earnings history, future projected earnings, and tax planning strategies. If sufficient evidence of the Company’s ability to generate sufficient future taxable income tax benefits becomes apparent, the valuation allowance may be reduced, thereby resulting in tax benefits in the statement of operations and additional paid-in-capital. Management evaluates the potential realization of the Company’s deferred tax assets and assesses the need for reducing the valuation allowance periodically.

As of December 31, 2023, the Company had net operating loss (“NOL”) carryforwards for federal and state purposes of approximately $110 million and $80 million, respectively. For NOLs generated before December 31, 2018, the carryforward period is 20 years while NOLs generated after December 31, 2018 can be carried forward indefinitely. All NOLs generated before December 31, 2018 will expire by 2038. The Company’s ability to utilize its net operating loss carryforwards, tax credits, and built-in items of deduction, including capitalized start-up costs and research and development costs, has been, and may continue to be substantially limited due to ownership changes. These ownership changes limit the amount of net operating loss carryforwards, credits and built-in items of deduction that can be utilized annually to offset future taxable income. In general, an ownership change, as defined in IRC Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50% of the outstanding stock of a company by certain stockholders or public groups. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. If limited, the related tax asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. The Company has established a valuation allowance as the realization of such deferred tax assets has not met the more likely than not threshold requirement. Due to the existence of the valuation allowance, further changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

For the year ended December 31, 2022, the Company completed an assessment of the available net operating loss and tax credit carryforwards under Section 382 and 383 and determined that the Company underwent three ownership changes during the period from 2000 to 2022 on (i) August 8, 2016, (ii) June 8, 2020 and (iii) January 20, 2021. As a result, net operating loss and tax credit carryforwards attributable to the pre-ownership changes are subject to substantial annual limitations under Section 382 and 383 of Code due to the ownership changes. This resulted in a reduction of available gross federal and state net operating loss carryforwards of approximately $123.3 million and $72.6 million, respectively. This also resulted in a reduction of federal tax R&D credit carryforwards of approximately $2 million related to the years ended December 31, 2021 and prior.

The Company is in process of completing an assessment of the available net operating loss and tax credit carryforwards as of December 31, 2023 to account for the ownership changes that occurred during the year. Upon finalization of the assessment, the Company will record adjustments to its NOL and credit carryforwards to the extent required. Considering the indefinite carryforward periods of its remaining NOLs and tax credits, it is not anticipated that there would be a material adjustment to its NOL and tax credit balance. Any reduction of such tax attributes would be offset by a reduction of a valuation allowance.

As of December 31, 2023, the Company had research and development tax credit carryforwards for state purposes of approximately $2.1 million which will carry forward indefinitely for state purposes.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

Balance at January 1, 2021	$509
Additions for tax positions related to the prior year	—
Lapse of statute of limitations	(159)
Balance at January 1, 2022	350
Additions for tax positions related to the prior year	—
Lapse of statute of limitations	—
Reduction due to section 382 limitation	(131)
Balance at January 1, 2023	219
Additions for tax positions related to the prior year	—
Lapse of statute of limitations	—
Balance at December 31, 2023	$219

The Company does not expect to have any unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2023 and 2022, the Company does not have liability for potential penalties or interest. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2020 through 2023 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, the 2020 through 2023 tax years remain subject to examination by their respective tax authorities.

The 2017 Act subjects a U.S, stockholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. There is no inclusion of income related to GILTI in 2023.

NOTE 6 — DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	December 31,
	2023	2022
SWK Loan	$14,560	$14,650
EIDL Loan	150	150
Discount and debt issuance costs on SWK Loan	(663)	(1,009)
Total	14,047	13,791
Current term loans	2,265	700
Non current term loans, net of discount	$11,782	$13,091

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

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (as amended, restated, and supplemented from time to time, the “Credit Agreement”) with SWK Funding, LLC (“SWK”), pursuant to which the Company has outstanding principal of $13.1 million (the “SWK Loan”). The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement, repayment of the loan was interest-only for the first two years, paid quarterly with the option to extend the interest-only period. Principal repayments were to begin in the first quarter of 2021 and were approximately $0.7 million quarterly until the loan matured in the fourth quarter of 2023 (see below for extension discussion). The loan bore interest at the London Interbank Offered Rate (“LIBOR”) plus 10% or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists. Approximately $0.9 million of the proceeds from the SWK Loan were used to pay off all amounts owed to Western Alliance Bank under a previous Business Financing Agreement. The Company used the remaining proceeds to provide additional working capital to fund its growth initiatives.

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

In connection with the SWK Loan, the Company paid approximately $1.0 million in debt issuance costs, for the year ended December, 31, 2018. These costs were recognized as a discount on the SWK Loan and are being amortized on a straight-line basis over the loan term which approximates the effective-interest method. In addition, as part of the SWK Loan, the Company committed to certain exit fees to be paid upon the loan maturity date in the amount of 8.0% of the aggregate amount borrowed.

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

In connection with the First Amendment, the Company paid to SWK loan origination and other fees of approximately $0.1 million payable in cash and approximately $0.2 million in additional SWK Warrants (as defined below) to purchase the BIOLASE common stock. The Company paid an additional finder’s fee to Deal Partners Group (“DPG”) of approximately $0.1 million in cash and $0.1 million in additional DPG Warrants (the “DPG Warrants”) to purchase BIOLASE common stock. The Company accounted for the First Amendment as a modification to existing debt and as a result, recognized the amounts paid to SWK in cash and warrants as additional debt issuance costs. Amounts paid to DPG in cash and warrants relating to the First Amendment were expensed as incurred in the Company’s consolidated statement of operations for the year ended December 31, 2019. In addition, the Company committed to approximately $0.2 million in fees to be paid upon the loan maturity date.

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

In light of the Company's increase in working capital from the Equity Offering (as defined in Note 8 – Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit)) and cash received from warrants exercised, the Company entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”) with SWK on February 24, 2021, which provided for adjusted minimum aggregate revenue and EBITDA requirements at the end of certain periods, to the extent that the Company's liquid assets are less than $15 million. While the Company's liquid assets are at or above $15 million, no financial maintenance covenants are applicable.

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

On November 15, 2023, the Company entered into the Eleventh Amendment to the Credit Agreement (the "Eleventh Amendment") with SWK, which lowered the first principal payment due on November 15, 2023 and February 15, 2024 from $700,000 to $165,000 and lowered the required minimum unencumbered liquid assets. In connection with the Eleventh Amendment, the Company committed to certain exit fees of approximately $0.1 million to be paid upon the loan maturity date.

In connection with amendments One through Seven to the Credit Agreement, the Company paid certain amendment fees per amendment payable up-front. These fees are being amortized over the remaining life of the SWK Loan as of the date of each amendment.

As of December 31, 2023, the Company was in compliance with debt covenants of the Credit Agreement.

The Company recognized approximately $1.8 million, $2.8 million, and $1.7 million in interest expense related to outstanding loans for the years ended December 31, 2023, 2022 and 2021, respectively. The interest expense for the year ended December 31, 2022 includes an immaterial out of period adjustment related to certain exit fees on the term loan. The weighted-average interest rate for the year ended December 31, 2023 was approximately 14.3%.

The future principal and interest payments as of December 31, 2023, are as follows (in thousands):

	Principal	Interest (1)
2024	$2,265	$1,867
2025	12,295	917
2026	—	9
2027	3	6
2028 and thereafter	147	83
Total future payments	$14,710	$2,882

(1) Estimated using LIBOR rates as at December 31, 2023

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

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

	December 31,
	2023	2022
Cash paid for operating lease liabilities	$302	$254
Right-of-use assets obtained in exchange for new operating lease obligations	$483	$574
Weighted-average remaining lease term	1.8	2.7
Weighted-average discount rate	12.3%	12.3%

Lease expense consists of payments for real property, office copiers, and IT equipment. The Company recognizes payments for non-lease components such as common area maintenance in the period incurred. As of December 31, 2023, the only lease that had not commenced was for the additional training facility and model dental office lease in Foothill Ranch, California.

Future minimum rental commitments under lease agreements, as of December 31, 2023, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

December 31,
2024	$1,049
2025	817
2026	3
2027	—
2028 and thereafter	—
1,869
Less imputed interest	(209)
Total lease liabilities	$1,660

	December 31,
	2023	2022
Current operating lease liabilities, included in accrued liabilities	$888	$638
Non current lease liabilities	772	1,259
Total lease liabilities	$1,660	$1,897

Rent expense totaled $1.2 million, $1.0 million and $0.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Employee Arrangements and Other Compensation

Certain members of management are entitled to severance benefits payable upon termination following a change in control, which would approximate $2.2 million and $2.8 million at December 31, 2023 and 2022, respectively. The Company also has agreements with certain employees and consultants to pay bonuses based on targeted performance criteria. As of December 31, 2023 and 2022, $0.1 million and $1.4 million was accrued for performance bonuses, which is included in accrued liabilities in the consolidated balance sheets. Refer to Note 8 – Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for additional information relating to specific stock-based compensation awards.

Purchase Commitments

The Company generally purchases components and subassemblies for its products from a limited group of third-party suppliers through purchase orders. The Company had $12.6 million of purchase commitments as of December 31, 2023, for which the Company has not received the goods or services and which is expected to be purchased primarily within one year. These purchase commitments were made to secure better pricing and to ensure the Company will have the necessary parts to meet anticipated near term demand. Although open purchase orders are considered enforceable and legally binding, the Company may be able to cancel, reschedule, or adjust requirements prior to supplier fulfillment.

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

Patent Litigation

On January 4, 2023, Plaintiff PIPStek, LLC (a wholly-owned subsidiary of Sonendo, Inc.) filed a lawsuit against BIOLASE, Inc. in the Federal District Court for the District of Delaware, alleging that BIOLASE’s Waterlase dental laser product infringes two PIPStek patents. A third patent was subsequently added to the case. The Complaint seeks unspecified damages and injunctive relief, as well as costs and attorneys’ fees against BIOLASE. BIOLASE has answered denying all of PIPStek’s allegations and also asserting that the asserted patents are invalid and not infringed. BIOLASE intends to continue to vigorously and fully defend itself against PIPStek’s claims. The parties have exchanged preliminary contentions. Trial in this matter is currently set for May 12, 2025.

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

In February 2021, the Company issued 200 restricted shares of common stock in satisfaction of its obligation to issue the Stock Consideration to CAO under the Settlement Agreement and reduced the accrued liability to $0.6 million. As of December 31, 2021, the remaining accrued liability related to the Settlement Agreement was included in current accrued liabilities in the amount of $0.8 million. In January 2022, the Company paid all amounts due to CAO and removed the liability.

NOTE 8 — CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

BIOLASE's board of directors (the "Board"), without further stockholder authorization, may authorize the issuance from time to time of up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, as of December 31, 2023, 370,000 shares were designated as Series H, par value $0.001 per share, 160,000 shares were designated as Series J, par value $0.001 per share, and 125,000 shares were designated as Series I, par value $0.001 per share.

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

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, prior and in preference to the common stock, holders of the Series J Convertible Preferred Stock shall be entitled to receive out of the assets available for distribution to stockholders an amount equal in cash to 100% of the aggregate Stated Value of $100.00 per share of all shares of Series J Convertible Preferred Stock held by such holder, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

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

During the twelve months ended December 31, 2023, 5,960 of the Series J warrants were exercised to 2,980 Series J Convertible Preferred shares, 3,091 Series J Convertible Preferred shares were issued as part of a PIK dividend, and 66,465 Series J Convertible Preferred shares were converted to approximately 2.0 million shares of BIOLASE common stock.

The mezzanine classified Series J Convertible Preferred Stock are presented at their maximum redemption value that includes accretion related to the PIK dividends.

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

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, prior and in preference to the common stock, holders of the Series H Convertible Preferred Stock shall be entitled to receive out of the assets available for distribution to stockholders an amount equal in cash to 100% of the aggregate Stated Value of $50.00 per share of all shares of Series H Convertible Preferred Stock held by such holder, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

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

During the twelve months ended December 31, 2023, 40,000 of the Series H warrants were exercised to 20,000 Series H Convertible Preferred shares and 190,000 Series H Convertible Preferred shares were converted to approximately 0.7 million shares of BIOLASE common stock.

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

Series F Convertible Preferred Stock

On July 23, 2020, the Company consummated the sale of an aggregate of 18,000 shares of Series F Preferred Stock, par value $0.001 per share ("Series F Preferred Stock"), and 45,000,000 warrants (the “July 2020 Warrants”), exercisable to 18,000 shares of BIOLASE common stock, through a registered rights offering the Company completed on July 22, 2020 (the “Rights Offering”). Each share of Series F Preferred Stock was convertible at the Company’s option at any time on or after July 22, 2021 or at the option of the holder at any time, into the number of shares of BIOLASE common stock determined by dividing the $1,000 stated value per share of the Series F Preferred Stock by a conversion price of $1,000 per share. Each share of Series F Preferred Stock was convertible into one share of common stock, and each 2,500 of these July 2020 Warrant entitles the holder thereof to purchase one share of BIOLASE common stock at a conversion price of $1,000 per share.

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

The Series F Preferred Stock contained a beneficial conversion feature which resulted in a deemed dividend to preferred stockholders of approximately $2.7 million, upon immediate accretion. Additionally, the July 2020 Warrants were recognized as a discount to the Series F Preferred Stock, and upon conversion of approximately 1,000 Series F Preferred Stock to common stock for the year ended December 31, 2021. Upon conversion, this discount was accreted and also recognized as a deemed dividend to preferred stockholders in the amount of $0.2 million, and $0.5 million for the years ended December 31, 2022 and 2021, respectively.

The remaining shares of Series F Preferred Stock were converted into shares of BIOLASE common stock during 2022. Approximately 251 Series F Preferred Stock remained outstanding as of December 31, 2021. On March 3, 2022, the Series F Preferred Stock was eliminated.

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

As of December 31, 2023, 3,415,948 shares of BIOLASE common stock were issued and 3,415,930 were outstanding.

2022 Direct Offering and Private Placement

On June 27, 2022, BIOLASE entered into a Securities Purchase Agreement with certain accredited institutional investors, pursuant to which BIOLASE agreed to issue, (i) in a registered direct offering, 6,787 shares of BIOLASE common stock, par value $0.001 per share, and pre-funded warrants to purchase 7,266 shares of BIOLASE common stock with an exercise price of $0.1 per share, and (ii) in a concurrent private placement, warrants to purchase 14,054 shares of BIOLASE common stock. The combined purchase price for one share of common stock and one Common Warrant was determined to be $462.5, and the combined purchase price for one Pre-Funded Warrant and one Common Warrant was determined to be $462.4. BIOLASE received aggregate gross proceeds from the transactions of approximately $6.5 million, before deducting fees to the placement agent and other transaction expenses payable by BIOLASE. The shares of BIOLASE's common stock, the Pre-Funded Warrants and the shares of BIOLASE common stock issuable upon exercise of the Pre-Funded Warrants were offered by BIOLASE pursuant to a shelf registration statement on Form S-3, which was declared effective on August 23, 2019.

2021 Equity Offering

On February 10, 2021, BIOLASE issued and sold in an underwritten offering an aggregate of 5,600 shares of common stock at a price of $2,575 per share less underwriting discounts and commissions. The Company received gross proceeds of approximately $14.4 million before deducting underwriting discounts and commissions and estimated offering expenses of $1.1 million.

Dividends

There were no cash dividends paid or declared in 2023, 2022 or 2021.

Warrants

The Company issues warrants for the sale of its common stock as approved by the Board.

January 2023 Offering

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

May 2023 Offering

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

September 2023 Offering

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

December 2023 Registered Direct Offering

On December 6, 2023, the Company entered into a Securities Purchase Agreement Purchase Agreement with a single institutional investor Purchaser, pursuant to which the Company issued in a registered direct offering, 331,000 shares of the Company’s common stock Shares), par value $0.001 per share Common Stock, and pre-funded warrants to purchase 779,940 shares of Common Stock with an exercise price of $0.001 per share, and in a concurrent private placement, warrants to purchase an aggregate of 2,221,880 shares of Common Stock Common Warrants with an exercise price of $1.23. The combined purchase price for one Share and two Common Warrants was $1.23, and the combined purchase price for one Pre-Funded Warrant and two Common Warrants was $1.229.The Company received gross proceeds of approximately $1.2 million, before deducting underwriting discounts and commissions, estimated offering expenses, and before the exercise of warrants.

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

July 2020 Rights Offering

On July 23, 2020, the Company consummated the Rights Offering issuing (i) 18,000 shares of Series F Preferred Stock and (ii) 45,000,000 July 2020 Warrants, exercisable to 18,000 shares of BIOLASE Common Stock, with an exercise price of $1,000 per share of BIOLASE common stock. The initial fair value of the July 2020 Warrants was estimated to be at $850 per share of BIOLASE common stock using the Black-Scholes pricing model with an expected term of 5 years, market price of $1,100 per share, which was the last closing price of BIOLASE common stock prior to the transaction date, volatility of 109.8%, a risk free rate of 0.27% and an expected dividend yield of 0. Based on the terms and conditions of the July 2020 Warrants, the Company initially determined that liability classification was appropriate and recognized the fair value of the July 2020 Warrants as a liability. Based on the fair value of the July 2020 Warrants, the Company allocated approximately $2.7 million to the Series F Preferred Stock and $15.3 million to the July 2020 Warrants before issuance costs. Issuance costs of $1.6 million relating to the July 2020 Warrants were recognized as an expense and were recorded in Other income, net in the consolidated statement of operations for the year ended December 31, 2020.

On September 28, 2020, the warrant agreement with respect to the July 2020 Warrants was amended. The amended terms of the July 2020 Warrants meet the requirements for the July 2020 Warrants’ classification as equity. The fair value upon the amendment was estimated to be $525 per share of BIOLASE common stock using the Black-Scholes pricing model with an expected term of 5 years, a market price of $700 per share of BIOLASE common stock, which was the last closing price of BIOLASE common stock prior to the amendment date, volatility of 109.5%, a risk free rate of 0.26% and an expected dividend yield of 0. On the effective date of the amendment to the warrant agreement, the Company remeasured the fair value of the July 2020 Warrants as described above, reclassified the value of $9.5 million to equity, and recognized the change in fair value as a gain of approximately $5.8 million in the consolidated statement of operations in Other income, net for the year ended December 31, 2020.

None of the July 2020 warrants were exercised during the years ended December 31, 2023 and December 31, 2022. During the year ended December 31, 2021, 28.1 million of the July 2020 warrants were exercised, which converted to approximately 11,225 shares of BIOLASE Common Stock. 2,500 of these warrants are exercisable for one share of BIOLASE common stock

2020 Registered Direct Offering and Concurrent Private Placement

On June 8, 2020, the Company entered into a Securities Purchase Agreement with certain accredited institutional investors, pursuant to which the Company agreed to issue to the Purchasers in a registered direct offering and concurrent private placement, 4,320 shares of BIOLASE common stock, and 10,800,000 Warrants (the “June 2020 Warrants”), exercisable to 4,320 shares of BIOLASE common stock, with an exercise price of $1,288 per share. The June 2020 Warrants are exercisable commencing on the date of their issuance and will expire on June 10, 2025. The combined purchase price for one share of common stock and one June 2020 Warrant in the offering was $1,600 per share. The Company received aggregate gross proceeds of approximately $6.9 million in the concurrent offerings, before deducting fees to the placement agents and other offering expenses of approximately $0.7 million.

Based on the terms and conditions of the June 2020 Warrants, the Company determined that equity classification was appropriate and recognized the values of the common stock and June 2020 Warrants in excess of par in Additional Paid-In Capital. The Company allocated the net proceeds of $6.2 million to the common stock and June 2020 Warrants based on their relative fair values. The fair value of the June 2020 Warrants was estimated to be at $1,050 per share using the Black-Scholes pricing model with an expected term of 5 years, market price of $1,350 which is the last closing price of our common stock prior to the transaction date, volatility of 109.8% and a risk free rate of 0.45% and an expected dividend yield of 0. Based on the relative fair value of the common stock and the June 2020 Warrants, the Company allocated approximately $3.9 million to the common stock and $3.0 million to the June 2020 Warrants before issuance costs.

During the year ended December 31, 2021, 7.5 million of the June 2020 warrants were exercised, which converted to approximately 2,980 shares to BIOLASE common stock. No warrants were exercised in 2023 and 2022. 2,500 of these warrants are exercisable for one share of BIOLASE common stock.

Western Alliance Warrants

On March 6, 2018, in connection with the execution of a business financing agreement with Western Alliance Bank ("Western Alliance"), the Company issued to Western Alliance warrants (the “Original Western Alliance Warrants”) to purchase up to the number of shares of BIOLASE common stock equal to $120,000 divided by the applicable exercise price at the time such warrants are exercised. The Original Western Alliance Warrants are fully vested and exercisable. The Original Western Alliance Warrants may be exercised with a cash payment from Western Alliance, or, in lieu of a cash payment, Western Alliance may convert the warrants into a number of shares, in whole or in part. The initial exercise price of the warrants was $5,875 per share. On September 27, 2018, the Company entered into the Second Modification Agreement to amend the Original Business Financing Agreement. In connection with the Second Modification Agreement, the Original Western Alliance Warrants were terminated, and the Company issued new warrants (the “Western Alliance Warrants”) to purchase up to the number of shares of BIOLASE common stock equal to $120,000 divided by the exercise price of $5,325, which was the closing price of BIOLASE common stock on September 27, 2018 (as adjusted for the Reverse Stock Split). The Western Alliance Warrants were immediately exercisable and expire on September 27, 2028. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The sale of common stock in the second quarter of 2020 triggered an adjustment to the exercise price to approximately $1,500.00 per share. The impact of the adjustment to the exercise price was not material. These warrants are recognized in equity in the consolidated balance sheets as of December 31, 2023 and 2022. 2,500 of these warrants are exercisable for one share of BIOLASE common stock

SWK Warrants

On November 9, 2018, in connection with the Credit Agreement, BIOLASE issued to SWK, LLC or its assignees (collectively with SWK, the “Holder”) 372,023 warrants to purchase shares of common stock (the "SWK Warrants"), exercisable to approximately 148 shares of BIOLASE common stock. The initial exercise price of the SWK Warrants was $3,350 per share, which was the average closing price of common stock for the ten trading days immediately preceding November 9, 2018. The SWK Warrants were immediately exercisable, expire on November 9, 2026 and contain a “cashless exercise feature.” Subject to certain limitations, the Holder has certain piggyback registration rights with respect to the shares that are issued upon exercise of the SWK Warrants. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the SWK Warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%; and resulted in an estimated fair value of $0.4 million. These warrants are recognized in equity in the consolidated balance sheets as of December 31, 2023 and 2022.

In November 2019, the SWK Warrants were consolidated, and the exercise price was adjusted to $2,500 as part of the Fourth Amendment to the Credit Agreement; and in March 2020, the exercise price was adjusted a second time to $1,225. The impact of both reprice events was de minimis to the consolidated financial statements. In connection with the Fifth Amendment, the Company entered into a Third Amendment to the SWK Warrant Agreement. Under this amendment, the Company granted to SWK 63,779 additional common stock warrants, exercisable to 25 shares of BIOLASE common stock, at an exercise price of approximately $975. All other terms and conditions to the additional warrants were the same as those previously granted. The Company also revised the exercise price of the 487,198 common stock warrants held by SWK, which are exercisable to approximately 194 shares of BIOLASE common stock, to $975. The Company measured the fair value of the 63,779 warrants granted using the Black-Scholes option-pricing model. The fair value of the additional warrants and the aggregate impact of the exercise price adjustments in previous amendments to the Warrant Agreement were less than $0.1 million and not material to the consolidated financial statements. Due to the repricing that occurred in the second quarter of 2020, the down round features of these warrants was not triggered by the Company’s June 2020 sale of common stock. 2,500 of these warrants are exercisable for one share of BIOLASE common stock

DPG Warrants

On November 14, 2018, in connection with the SWK Loan, the Company paid a finder's fee to DPG of $0.4 million cash and issued DPG 279,851 warrants, exercisable to approximately 111 shares of BIOLASE common stock. The DPG Warrants were exercisable immediately and expire on November 9, 2026. The initial exercise price of the DPG Warrants was $3,350 per share, which was the average closing price of common stock for the ten trading days immediately preceding November 9, 2018. The DPG Warrants were immediately exercisable, expire on November 9, 2026 and contain a “cashless exercise feature.” Subject to certain limitations, the Holder has certain piggyback registration rights with respect to the shares that are issued upon exercise of the DPG Warrants. These warrants contain down-round features that require the Company to adjust the exercise price proportionately should the Company issue shares at a price per share less than the exercise price. The fair value of the DPG Warrants of $0.3 million was estimated using the Black-Scholes option pricing model with the following assumptions: expected term of 8 years; volatility of 81.79%; annual dividend per share of $0.00; and risk-free interest rate of 3.13%. In 2019 the Company issued 149,727 warrants to purchase common, exercisable to 59 shares of BIOLASE common stock at a weighted average exercise price of $5,425 to SWK and DPG. These warrants are recognized in equity in the consolidated balance sheet as of December 31, 2023 and 2022.

In November 2019, the exercise price of the DPG Warrants issued on November 14, 2018 was adjusted from $3,350 per share to $2,200 per share and the exercise price of the DPG Warrants issued on May 7, 2019 was adjusted from $5,425 per share to $3,550 per share. The June 2020 sale of common stock triggered the down round features of these warrants, and in August 2020, the Company adjusted the exercise price of these warrants to $1,550 and $950 per share respectively.2,500 of these warrants are exercisable for one share of BIOLASE common stock

The repricing did not have a material impact on the Company’s consolidated financial statements for the years ended December 31, 2023, 2022 and 2021.

The following table summarizes the activity in shares of BIOLASE common stock that warrants are exercisable to (in thousands, except per share data):

		Weighted- Average
		Exercise Price
	Shares	Per Share
Warrants outstanding at January 1, 2021	21	$1,550.00
Granted or Issued	—	$—
Exercised	(14)	$1,075.00
Forfeited, cancelled, or expired	—	$25,000.00
Warrants outstanding at December 31, 2021	7	$1,998.00
Granted or Issued	21	$305.00
Exercised	(7)	$—
Forfeited, cancelled, or expired	—	$22,500.00
Warrants outstanding at December 31, 2022	21	$656.23
Granted or Issued	4,579	$9.05
Exercised	(277)	$13.67
Forfeited, cancelled, or expired	—	$—
Warrants outstanding at December 31, 2023	4,323	$11.88
Warrants exercisable at December 31, 2023	4,323	$11.88
Vested warrants expired during the 12 months ended December 31, 2023	—	$—

Stock-Based Compensation

Stock Options

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2017, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, and directors of the Company, as well as consultants. As of December 31, 2023, a total of 1,244 shares have been authorized for issuance under the 2002 Plan, of which approximately 908 shares of common stock have been issued pursuant to options that were exercised and restricted stock units ("RSUs") that were vested, approximately 140 shares of common stock have been reserved for options that are outstanding, and no shares of common stock remain available for future grants.

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

Under the terms of the 2018 Plan, 49,372 shares of BIOLASE common stock are available for issuance as of December 31, 2023. As of December 31, 2023, a total of 112,268 shares of common stock have been authorized for issuance under the 2018 Plan, of which approximately 55,081 shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options or stock appreciation rights ("SARs"), and/or settlement of unvested RSUs or phantom awards under the 2018 Plan.

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

			Weighted-
		Weighted- Average	Average Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value(1)
Options outstanding at January 1, 2021	1	$7,400.00
Granted at fair market value (1)	—	$2,000.00
Exercised (1)	—	$950.00
Forfeited, cancelled, or expired (1)	—	$17,925.00
Options outstanding at December 31, 2021	1	$6,201.00	7.1	$15
Granted at fair market value	—	$—
Exercised	—	$—
Forfeited, cancelled, or expired (1)	—	$2,282.00
Options outstanding at December 31, 2022	1	$7,254.45	5.8	$—
Granted at fair market value	—	$—
Exercised	—	$—
Forfeited, cancelled, or expired	(1)	$11,718.01
Options outstanding at December 31, 2023	—	$6,293.55	5.1	$—
Options exercisable at December 31, 2023	—	$6,293.55	5.1	$—
Vested options expired during the twelve months ended December 31, 2023	—	$—

(1)
The intrinsic value calculation does not include negative values. This can occur when the fair market value on the reporting date is less than the exercise price of a grant.
(2)
Shares rounded to less than 1,000 as adjusted for the 2023 reverse stock split.

The following table summarizes additional information for those options that are outstanding and exercisable as of December 31, 2023 (in thousands, except per share data):

	Options Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Exercise Price	Remaining	Number	Exercise Price
Range of Exercise Prices	of Shares (1)	Per Share	Life (Years)	of Shares (1)	Per Share
$725.00 - $831.25	—	$725.00	7.0	—	$725.00
$831.26 - $1,193.75	—	$937.50	6.4	—	$937.50
$1,193.76 - $5,200.00	—	$2,772.31	5.7	—	$2,772.31
$5,200.01 - $12,937.50	—	$6,069.33	4.0	—	$6,069.33
$12,937.51 - $33,000.00	—	$25,625.00	1.7	—	$25,625.00
Total	—	$6,293.55	5.1	—	$6,293.55

(1)
Shares rounded to less than 1,000 as adjusted for the 2023 reverse stock split.

Cash proceeds, along with fair value disclosures related to grants, exercises, and vesting options, are as follows for the years ended December 31 (in thousands, except per share amounts):

	Years Ended
	December 31,
	2023	2022	2021
Proceeds from stock options exercised	N/A	N/A	$132
Tax benefit related to stock options exercised	N/A	N/A	N/A
Intrinsic value of stock options exercised (1)	N/A	N/A	$82
Weighted-average fair value of options granted per share	N/A	N/A	$0.66
Total fair value of shares vested during the year	$1	$42	$404

(1)
The intrinsic value of stock options exercised is the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the stock on the date of grant.

Stock Option Activity

There were no option grants in 2023 and 2022, and approximately 30 option grants in 2021.

Restricted Stock Units

2023 Restricted Stock Units Activity

•
Under the 2018 Plan, the Company granted approximately 21,700 RSUs to certain employees of the Company as part of the Company’s bonus programs. Substantially all of these RSUs are subject to time-based vesting and were valued at the closing share price on the date of grant. The remaining awards vest based on certain Company performance criteria.
•
In 2023, the Compensation Committee of the Board granted approximately 32,500 RSUs to Board members.
•
Additional RSUs were granted for new hires and promotions during 2023, none of which were material individually.

2022 Restricted Stock Units Activity

•
Under the 2018 Plan, the Company granted approximately 2,170 RSUs to certain employees of the Company as part of the Company’s bonus programs. Substantially all of these RSUs are subject to time-based vesting and were valued at the closing share price on the date of grant. The remaining awards vest based on certain Company performance criteria.
•
In 2022, the Compensation Committee of the Board granted approximately 2,650 RSUs to Board members.
•
Additional RSUs were granted for promotions during 2022, none of which were material individually.

2021 Restricted Stock Units Activity

•
Under the 2018 Plan, the Company granted approximately 1,210 RSUs to certain employees of the Company as part of the Company’s bonus programs. Substantially all of these RSUs are subject to time-based vesting and were valued at the closing share price on the date of grant. The remaining awards vest based on certain Company performance criteria.
•
Additional RSUs were granted to certain new hires during 2021, none of which was individually material.

The following table summarize RSU activity under the 2018 Plan (in thousands):

Shares
Unvested RSUs at January 1, 2021	2
Granted	1
Vested	(2)
Forfeited or cancelled	—
Unvested RSUs at December 31, 2021	1
Granted	5
Vested	(2)
Forfeited or cancelled	—
Unvested RSUs at December 31, 2022	4
Granted	57
Vested	(10)
Forfeited or cancelled	(7)
Unvested RSUs at December 31, 2023	44

Phantom Awards and Stock Appreciation Rights

As of December 31, 2023, there are approximately 1,119 outstanding phantom RSUs granted in lieu of stock-settled RSUs historically granted for leadership bonuses and non-employee director service. The phantom RSUs have either time-based or performance-based vesting conditions and will be settled in cash in 2024 with the Company's option to settle the award in BIOLASE common stock at the sole discretion of the Board. At inception, these phantom RSUs were included as a component of long-term liability on the consolidated balance sheet and were not considered stock-based compensation due to the cash-settlement feature of the award and the then current limitation on the number of remaining shares authorized for issuance. In 2022, as a result of the Reverse Stock Split, the phantom awards were reclassed to equity and included as a component of additional paid-in-capital in the amount of $0.1 million, with a portion remaining as a component of long-term liability on the consolidated balance sheet due to certain guaranteed minimums, and the expense subsequent to the remeasurement date considered stock-based compensation. The expense recognized during the years ended December 31, 2023 and December 31, 2022 was $0.3 million and $0.2 million respectively. As of December 31, 2023 $0.5 million was included in accrued liabilities and $0.2 million was included in additional paid-in-capital on the consolidated balance sheet. The balance included in long-term liabilities and additional paid-in-capital as of December 31, 2022, was $0.3 million, and $0.1 million, respectively.

As of December 31, 2023, there are approximately 236 outstanding SARs granted in 2021 in lieu of stock-settled RSUs historically granted for non-employee director service. Upon exercise, the SARs could be settled in cash with the Company's option to settle in BIOLASE common stock at the sole discretion of the Board. In 2021, these SARS were included in accrued liabilities on the consolidated balance sheet and not considered stock-based compensation due to the cash-settlement feature of the award and limitation on the number of remaining shares authorized for issuance. In 2022, as a result of the Reverse Stock Split, the SARs were reclassed to equity and included as a component of additional paid-in-capital on the consolidated balance sheet in the amount of $0.5 million. These SARs were fully vested in 2022. No expense was recognized during the year ended December 31, 2023 and the expense recognized during the year ended December 31, 2022 was $0.3 million and was included in additional paid-in-capital on the consolidated balance sheet as of December 31, 2022.

Deferred Compensation Plan

In July 2019, the Company introduced a Deferred Compensation Plan pursuant to the IRC Section 409A. The purpose of the plan is to provide income deferral opportunities to certain eligible employees. As of December 31, 2023, the Company had seven individuals enrolled. For individuals enrolled for the year ended December 31, 2023, all of the RSUs that granted in 2023 were eligible for this program. As of December 31, 2023, there were approximately 7,000 vested and releasable RSUs and approximately 18,000 unvested and outstanding RSUs.

NOTE 9 — SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. Sales to customers located in the United States accounted for approximately 69%, 70%, and 65% of net revenue and international sales accounted for approximately 31%, 30%, and 35% of net revenue for the years ended December 31, 2023, 2022, and 2021, respectively. The Company’s basis for attributing revenues to external customers is based on the customer’s location. No individual international country outside the United States represented more than 10% of net revenue during the years ended December 31, 2023, 2022, and 2021.

Long-lived assets by geographic location were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
United States	$5,283	$4,032	$797
International	242	246	270
	$5,525	$4,278	$1,067

NOTE 10 — CONCENTRATIONS

Revenue from the Company’s products are as follows ($ in thousands):

	Years Ended December 31,
	2023		2022		2021
Laser systems	$30,043	61.1%	$31,443	64.8%	$25,023	63.9%
Consumables and other	13,596	27.7%	11,322	23.4%	9,456	24.1%
Services	5,525	11.2%	5,697	11.8%	4,709	12.0%
Total revenue	$49,164	100.0%	$48,462	100.0%	$39,188	100.0%

The Company maintains its cash and cash equivalent accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

For the years ended December 31, 2023, 2022, and 2021, sales to our largest distributor worldwide accounted for approximately 5%, 4%, and 5%, respectively, of our net revenue. As of December 31, 2023 accounts receivable from one customer totaled approximately 11% of total gross accounts receivable. The entire balance is either current or outstanding for less than 180 days. As of December 31, 2022 accounts receivable from one customer totaled approximately 12% of total gross accounts receivable. The entire balance was received in 2023.

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

NOTE 11 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (UNAUDITED)

In connection with the preparation of the Company’s financial statements as of December 31, 2023, management identified an error related to the calculation of net loss per share attributable to common stockholders. As discussed in Note 8, the Company presents Series H Convertible Preferred Stock and Series J convertible Preferred Stock as mezzanine equity on balance sheet as these are contingently redeemable stock. Further, as discussed in Note 8, Series H and Series J Convertible Preferred Stock have been accreted to their redemption value in the period of their issuance following the SEC staff guidance on redeemable preferred stock.

Per accounting guidance, the increases or decreases in the carrying amount of a redeemable preferred stock instrument should be treated in the same manner as dividends on nonredeemable stock. Therefore, increases or decreases in the carrying amount of preferred instruments subject to the SEC staff guidance above reduce or increase the EPS numerator. This adjustment to net loss attributable to common stockholders was not presented in previously furnished interim financial statements for periods ended June 30, 2023, and September 30, 2023. Management determined the impact of this error to be immaterial to the previously issued June 30, 2023, and September 30, 2023 interim financial statements.

The impact of this revision to the Company’s previously furnished unaudited interim financial statements for the three and six months ended June 30, 2023 and for the three and nine months ended September 30, 2023 is reflected in the following tables:

BIOLASE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended June 30, 2023
	As Previously Reported	Adjustment	As adjusted
	(Unaudited)
Net loss	$(4,868)	$—	$(4,868)
Deemed dividend on convertible preferred stock	—	(9,377)	(9,377)
Net loss attributable to common stockholders	$(4,868)	$(9,377)	$(14,245)

Net loss per share attributable to common stockholders:
Basic and Diluted	$(8.93)	$—	$(26.14)
Shares used in the calculation of net loss per share:
Basic and Diluted	545	—	545

	Six Months Ended June 30, 2023
	As Previously Reported	Adjustment	As adjusted
	(Unaudited)
Net loss	$(10,717)	$—	$(10,717)
Deemed dividend on convertible preferred stock	—	(9,377)	(9,377)
Net loss attributable to common stockholders	$(10,717)	$(9,377)	$(20,094)

Net loss per share attributable to common stockholders:
Basic and Diluted	$(24.52)	$—	$(45.98)
Shares used in the calculation of net loss per share:
Basic and Diluted	437	—	437

	Three Months Ended September 30, 2023
	As Previously Reported	Adjustment	As adjusted
	(Unaudited)
Net loss	$(4,589)	$—	$(4,589)
Deemed dividend on convertible preferred stock	—	(7,610)	(7,610)
Net loss attributable to common stockholders	$(4,589)	$(7,610)	$(12,199)

Net loss per share attributable to common stockholders:
Basic and Diluted	$(3.89)	$—	$(10.35)
Shares used in the calculation of net loss per share:
Basic and Diluted	1,179	—	1,179

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustment	As adjusted
	(Unaudited)
Net loss	$(15,306)	$—	$(15,306)
Deemed dividend on convertible preferred stock	—	(16,987)	(16,987)
Net loss attributable to common stockholders	$(15,306)	$(16,987)	$(32,293)

Net loss per share attributable to common stockholders:
Basic and Diluted	$(22.28)	$—	$(47.01)
Shares used in the calculation of net loss per share:
Basic and Diluted	687	—	687

NOTE 12 — SUBSEQUENT EVENTS

Equity Raise

On February 15, 2024, the Company completed a public offering consisting of an aggregate of 7,795,000 units, with each Unit consisting of (A) one share of the Company’s common stock, par value $0.001 per share, (B) one Class A warrant to purchase one share of common stock , each exercisable from time to time for one share of Common Stock at an exercise price of $0.66 per share, and (C) one Class B warrant to purchase one share of common stock, each exercisable from time to time for one share of Common Stock at an exercise price of $0.748 per share; and (ii) 8,205,000 pre-funded units, with each Pre-Funded Unit consisting of (A) one pre-funded warrant, each such Pre-Funded Warrant being exercisable from time to time for one share of Common Stock at an exercise price of $0.001 per share , (B) one Class A Common Warrant, and (C) one Class B Common Warrant. The Units were sold at the public offering price of $0.44 per Unit and the Pre-Funded Units were sold at the public offering price of $0.439 per Pre-Funded Unit. Gross proceeds were approximately $7.0 million.

As of March 14, 2024, all 8,205,000 pre-funded warrants were exercised to Common Stock, and approximately 12.3 million of the Class A warrants were exercised to Common Stock in cashless exercises.

Nasdaq deficiencies

On March 4, 2024, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that, for the last 30 consecutive business days, ending on March 1, 2024, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq rules, the Company has been provided an initial period of 180 calendar days, or until September 3, 2024 (the “Compliance Date”), to regain compliance with the Bid Price Rule. Compliance is generally achieved if, at any time before the Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days. However, the Staff may, in its discretion, require a Company to satisfy the applicable bid price requirement for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance. If the Company does not regain compliance with the Bid Price Rule by the Compliance Date, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would need to provide written notice of its intention to cure the deficiency during the additional compliance period, by effecting a reverse stock split, if necessary, provided that it meets the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement. If the Company does not regain compliance with the Bid Price Rule by the Compliance Date and is not eligible for an additional compliance period at that time, the Staff will provide written notification to the Company that its common stock may be delisted. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel. The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule.

On November 14, 2023, the Staff notified the Company that it did not comply with the minimum $2.5 million stockholders’ equity, $35 million market value of listed securities, or $500,000 of net income from continuing operations requirements for The Nasdaq Capital Market set forth in Listing Rules 5550(b)(1), 5550(b)(2), or 5550(b)(3), respectively. On February 13, 2024, the Staff notified the Company that the Staff had determined to grant the Company an extension of time to regain compliance with Rules 5550(b), provided that the Company evidences compliance upon filing its periodic report for the period ended March 31, 2024. On February 16, 2024, the Staff notified the Company that it had determined that the Company complies with the Listing Rule 5550(b)(1). However, if the Company fails to evidence compliance upon filing its next periodic report it may be subject to delisting. At that time, Staff will provide written notification to the Company, which may then appeal Staff’s determination to a Hearings Panel.

PIK Dividend

Dividends on the Series J Convertible Preferred Stock are paid in-kind (“Series J PIK dividends”) in additional shares of Series J Convertible Preferred Stock based on the stated value of $100.00 per share at the dividend rate of 5.0% per quarter. The PIK dividends are paid quarterly payable to holders of the Series J Convertible Preferred Stock of record at the close of business on record at the close of business on October 31, 2023, January 31, 2024, April 30, 2024 and July 31, 2024. We paid a total of 1,215 shares of Series J PIK dividends to holders of record on January 31, 2024.

BIOLASE, INC.

Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2023, 2022, and 2021

(in thousands)

	Balance at	Charges
	Beginning	(Reversals) to Cost		Balance at
	of Year	or Expenses	Deductions	End of Year
Year Ended December 31, 2021:
Allowance for doubtful accounts	$4,017	$(202)	$(1,661)	$2,154
Allowance for sales returns	262	—	—	262
Allowance for tax valuation	21,743	5,518	—	27,261
Year Ended December 31, 2022:
Allowance for doubtful accounts	$2,154	$(12)	$22	$2,164
Allowance for sales returns	262	—	—	262
Allowance for tax valuation	27,261	(4)	3,978	31,235
Year Ended December 31, 2023:
Allowance for doubtful accounts	$2,164	$(2,034)	$114	$244
Allowance for sales returns	262	—	—	262
Allowance for tax valuation	31,235	(24)	4,595	35,806