Form 10-Q
period 2024-03-31
BIOLASE, INC
filed 2024-05-13
CIK 811240

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2024

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

As of May 6, 2024, the registrant had 33,394,979 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOLASE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$6,393	$6,566
Accounts receivable, less allowance of $216 and $244 as of March 31, 2024 and December 31, 2023, respectively	5,687	5,483
Inventory	11,273	11,433
Prepaid expenses and other current assets	1,652	1,381
Total current assets	25,005	24,863
Property, plant, and equipment, net	4,846	5,525
Goodwill	2,926	2,926
Right-of-use assets, leases	1,313	1,519
Other assets	263	268
Total assets	$34,353	$35,101
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,915	$6,065
Accrued liabilities	7,589	7,518
Stock warrant liability	3,780	1,363
Deferred revenue, current portion	2,343	2,452
Current portion of term loans	2,800	2,265
Total current liabilities	21,427	19,663
Deferred revenue	223	256
Warranty accrual	598	593
Non-current term loans, net of discount	11,207	11,782
Non-current operating lease liability	542	772
Other liabilities	87	79
Total liabilities	34,084	33,145
Mezzanine Equity:
Series H Convertible Redeemable Preferred stock, par value $0.001 per share; 370 shares authorized, 5 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	346	346
Series J Convertible Redeemable Preferred stock, par value $0.001 per share; 160 shares authorized, 16 and 15 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,857	1,857
Total mezzanine equity	2,203	2,203
Stockholders' equity (deficit):
Common stock, par value $0.001 per share; 180,000 shares authorized, 33,257 and 3,416 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	33	3
Additional paid-in capital	321,957	317,103
Accumulated other comprehensive loss	(639)	(553)
Accumulated deficit	(323,285)	(316,800)
Total stockholders' equity (deficit)	(1,934)	(247)
Total liabilities, convertible redeemable preferred stock and stockholders' equity (deficit)	$34,353	$35,101

See accompanying notes to condensed consolidated financial statements.

BIOLASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net revenue	$10,131	$10,467
Cost of revenue	6,795	7,130
Gross profit	3,336	3,337
Operating expenses:
Sales and marketing	3,383	4,622
General and administrative	3,196	2,459
Engineering and development	1,283	1,547
Total operating expenses	7,862	8,628
Loss from operations	(4,526)	(5,291)
Gain (loss) on foreign currency transactions	(96)	20
Interest expense, net	(622)	(577)
Other income (loss), net	(1,222)	—
Non-operating loss, net	(1,940)	(557)
Loss before income tax provision	(6,466)	(5,848)
Income tax provision	(19)	(1)
Net loss	(6,485)	(5,849)
Other comprehensive loss items:
Foreign currency translation adjustments	(86)	80
Comprehensive loss	$(6,571)	$(5,769)

Net loss	$(6,485)	$(5,849)
Deemed dividend on convertible preferred stock	—	—
Net loss attributable to common stockholders	$(6,485)	$(5,849)

Net loss per share attributable to common stockholders:
Basic and Diluted - Note 1	$(0.36)	$(17.83)
Shares used in the calculation of net loss per share:
Basic and Diluted - Note 1	17,842	328

See accompanying notes to condensed consolidated financial statements.

BIOLASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Mezzanine Equity				Stockholders' Equity (Deficit)
	Series H Convertible Redeemable Preferred Stock		Series J Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2023	5	$346	15	$1,857	3,416	$3	$317,103	$(553)	$(316,800)	$(247)
Sale of common stock units and pre-funded units, net of fees	—	—	—	—	7,795	8	2,776	—	—	2,784
Exercise of Class A Warrants	—	—	—	—	13,063	13	1,976	—	—	1,989
Paid-in-kind dividend on Series J Convertible Redeemable Preferred Stock	—	—	1	—	—	—	—	—	—	—
Issuance of stock from RSUs, net	—	—	—	—	4	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	102	—	—	102
Exercise of common stock warrants	—	—	—	—	8,979	9	—	—	—	9
Net loss	—	—	—	—	—	—	—	—	(6,485)	(6,485)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(86)	—	(86)
Balance, March 31, 2024	5	$346	16	$1,857	33,257	$33	$321,957	$(639)	$(323,285)	$(1,934)

See accompanying notes to condensed consolidated financial statements.

BIOLASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Amount	Loss	Deficit	Equity (Deficit)
Balance, December 31, 2022	77	$—	$301,790	$(733)	$(296,168)	$4,889
Sale of common stock and pre-funded warrants, net of fees	172	—	8,503	—	—	8,503
Issuance of stock from RSUs, net	—	—	—	—	—	—
Stock-based compensation	—	—	521	—	—	521
Exercise of common stock warrants	14	—	14	—	—	14
Net loss	—	—	—	—	(5,849)	(5,849)
Foreign currency translation adjustment	—	—	—	80	—	80
Balance, March 31, 2023	263	$—	$310,828	$(653)	$(302,017)	$8,158

See accompanying notes to condensed consolidated financial statements.

BIOLASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(6,485)	$(5,849)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	660	149
Recoveries of bad debts	(27)	(17)
Amortization of debt issuance costs	125	107
Change in fair value of warrants	556	—
Issuance costs for common stock warrants	830	—
Stock-based compensation	113	691
Gain on disposal of fixed assets	(156)	—
Changes in operating assets and liabilities:
Accounts receivable	(177)	700
Inventory	133	(1,890)
Prepaid expenses and other current assets	(59)	240
Accounts payable and accrued liabilities	(1,308)	303
Deferred revenue	(143)	(92)
Net cash and cash equivalents used in operating activities	(5,938)	(5,658)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	—	(587)
Proceeds from disposal of property, plant, and equipment	197	—
Net cash and cash equivalents provided by (used in) investing activities	197	(587)
Cash Flows from Financing Activities:
Proceeds from the sale of common stock and pre-funded warrants, net of fees	2,784	8,503
Proceeds from the sale of warrants, net of fees	3,020	—
Principal payment on loan	(165)	—
Proceeds from the exercise of common stock warrants	8	14
Net cash and cash equivalents provided by financing activities	5,647	8,517
Effect of exchange rate changes	(79)	79
(Decrease) increase in cash and cash equivalents	(173)	2,351
Cash and cash equivalents, beginning of period	6,566	4,181
Cash and cash equivalents, end of period	$6,393	$6,532
Supplemental cash flow disclosure:
Cash paid for interest	$494	$470
Cash received for interest	$2	$2
Cash paid (received) for income taxes	$8	$(14)
Cash paid for operating leases	$77	$68
Non-cash property, plant and equipment additions acquired under inventory	$27	$—
Common stock issued upon cashless warrant exercise	$1,989	$—
Non-cash right-of-use assets obtained in exchange for lease obligation	$—	$464

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of BIOLASE and its wholly-owned subsidiaries and have been prepared on a basis consistent with the December 31, 2023 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments and the elimination of all material intercompany transactions and balances, necessary to fairly present the information set forth therein. The unaudited condensed consolidated financial statements do not include all the footnotes, presentations, and disclosures normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements.

The unaudited condensed consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results for the full year. The December 31, 2023 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in included in BIOLASE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2024 (the “2023 Form 10-K”).

Reverse Stock Split

At a special meeting of BIOLASE stockholders held on July 20, 2023 (the "special meeting"), BIOLASE stockholders approved an amendment to BIOLASE’s Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), to effect a reverse stock split of BIOLASE common stock, par value $0.001 per share (the “common stock”), at a ratio between one-for-two (1:2) and one-for-one hundred (1:100). Immediately after the special meeting, BIOLASE's board of directors (the "Board") approved a one-for-one hundred (1:100) reverse stock split of the outstanding shares of the common stock (the “2023 Reverse Stock Split”). On July 26, 2023, BIOLASE filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 2023 Reverse Stock Split, which became effective on July 27, 2023. The amendment did not change the number of authorized shares of the common stock.

Except as the context otherwise requires, all common stock share numbers, share price amounts (including exercise prices, conversion prices, and closing market prices), shares issued upon the conversion of preferred shares, and shares issued upon the exercise of warrants contained in the unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the 2023 Reverse Stock Split.

Liquidity and Management’s Plans - Going Concern

The Company incurred losses from operations and used cash in operating activities for the three months ended March 31, 2024 and for the years ended December 31, 2023, 2022, and 2021. The Company’s recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2024, the Company had working capital of approximately $3.6 million. The Company’s principal sources of liquidity as of March 31, 2024 consisted of approximately $6.4 million in cash and cash equivalents and $5.7 million of net accounts receivable. As of December 31, 2023, the Company had working capital of approximately $5.2 million, $6.6 million in cash and cash equivalents and $5.5 million of net accounts receivable. The decrease in cash and cash equivalents since December 31, 2023 was primarily due to a net loss of $6.5 million and principal payments on our term loan of $0.2 million, partially offset by net proceeds of $5.8 million from the February 2024 public offering and $0.2 million in proceeds from the disposal of property, plant, and equipment.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and the accompanying notes. Significant estimates in these condensed consolidated financial statements include allowances on accounts receivable, inventory, and deferred taxes, as well as estimates for accrued warranty expenses, goodwill and the ability of goodwill to be realized, revenue deferrals, effects of stock-based compensation and warrants, contingent liabilities, the provision or benefit for income taxes, and preferred stock. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ materially from those estimates.

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management, is discussed in the Company’s 2023 audited financial statements included in the 2023 Form 10-K. Management believes that there have been no significant changes during the three months ended March 31, 2024 in the Company’s critical accounting policies from those disclosed in the Company’s 2023 audited financial statements included in the 2023 Form 10-K.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the three months ended March 31, 2024 and 2023, respectively, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

Revenue from products and services transferred to customers at a single point in time accounted for 85% of net revenue for the three months ended March 31, 2024 and 89% for the three months ended March 31, 2023. The majority of the Company’s revenue recognized at a point in time is for the sale of laser systems and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 15% of net revenue for the three months ended March 31, 2024 and 11% for the three months ended March 31, 2023. The majority of the Company’s revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $0.4 million as of March 31, 2024 and December 31, 2023.

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

	March 31,	December 31,
	2024	2023
Undelivered elements (training and installation)	$406	$449
Extended warranty contracts	2,160	2,259
Total deferred revenue	2,566	2,708
Less: long-term portion of deferred revenue	(223)	(256)
Deferred revenue — current	$2,343	$2,452

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at March 31, 2024 and December 31, 2023.

The amount of revenue recognized during the three months ended March 31, 2024 and 2023 that was included in the opening contract liability balance related to undelivered elements was $0.3 million and $0.2 million, respectively. The amounts related to extended warranty contracts was $0.9 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
United States	$6,690	$6,758
International	3,441	3,709
Net revenue	$10,131	$10,467

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Revenue recognized over time	$1,487	$1,169
Revenue recognized at a point in time	8,644	9,298
Net revenue	$10,131	$10,467

The Company’s sales by end market were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
End-customer	$6,690	$6,758
Distributors	3,441	3,709
Net revenue	$10,131	$10,467

Shipping and Handling Costs and Revenues

Shipping and freight costs are treated as fulfillment costs. For shipments to end-customers, the customer bears the shipping and freight costs and has control of the product upon shipment. For shipments to distributors, the distributor bears the shipping and freight costs, including insurance, tariffs and other import/export costs.

NOTE 4—CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

The Board, without further stockholder authorization, may authorize the issuance from time to time of up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, as of March 31, 2024, 370,000 shares were designated as Series H, par value $0.001 per share, 160,000 shares were designated as Series J, par value $0.001 per share, and 125,000 shares were designated as Series I, par value $0.001 per share.

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

Each share of Series J Convertible Preferred Stock is convertible at the option of the holder at any time into the number of shares of common stock determined by dividing the $100.00 stated value per share by a conversion price of $3.26. Each outstanding share of Series J Convertible Preferred Stock is mandatorily redeemable by the Company in cash on September 13, 2024 (the "Series J Maturity Date").

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

The Series J Convertible Preferred stock was classified as mezzanine equity on the consolidated balance sheet as they are contingently redeemable prior to the Series J Maturity Date and the conversion from preferred shares to shares of common stock is at the option of the holder at any time before the Series J Maturity Date. The Series J warrants were classified as accrued liabilities on the consolidated balance sheet as the warrants are convertible into preferred shares, which are mandatorily redeemable in cash upon the Series J Maturity Date if they are not converted to shares of common stock before such date.

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

As of March 31, 2024, 5,960 of the Series J warrants have been exercised to 2,980 Series J Convertible Preferred shares, 4,306 Series J Convertible Preferred shares have been issued as part of PIK dividends, and 66,465 Series J Convertible Preferred shares were converted to approximately 2.0 million shares of common stock. There have been no exercises of Series J warrants or conversions of Series J Convertible Preferred shares during the three months ended March 31, 2024.

The mezzanine classified Series J Convertible Preferred Stock are presented at their maximum redemption value that includes accretion related to the PIK dividends.

Series I Preferred Stock

On June 5, 2023, the Board declared a dividend of one one-thousandth of a share of Series I Preferred Stock, par value $0.001 per share ("Series I Preferred Stock"), for each share of common stock outstanding as of June 16, 2023 (as calculated on a pre 2023 Reverse Stock Split basis). The certificate of designation for the Series I Preferred Stock provided that all shares of Series I Preferred Stock not present in person or by proxy at any meeting of stockholders held to vote on the 2023 Reverse Stock Split immediately prior to the opening of the polls at such meeting would be automatically redeemed (the “Series I Initial Redemption”) and that any outstanding shares of Series I Preferred Stock that have not been redeemed pursuant to the Series I Initial Redemption would be redeemed in whole, but not in part, (i) if and when ordered by the Board or (ii) automatically upon the effectiveness of the amendment to the Certificate of Incorporation effecting the 2023 Reverse Stock Split that was subject to the vote (the "Series I Subsequent Redemption"). On July 20, 2023, the Series I Initial Redemption occurred, and on July 27, 2023, the Series I Subsequent Redemption occurred. As a result, no shares of Series I Preferred Stock remain outstanding as of July 27, 2023.

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

Each share of Series H Convertible Preferred Stock is convertible at the option of the holder at any time into the number of shares of common stock determined by dividing the $50.00 stated value per share by a conversion price of $13.98 (as adjusted for the 2023 Reverse Stock Split). Each outstanding share of Series H Convertible Preferred Stock is mandatorily redeemable by the Company in cash on May 24, 2025 (the "Series H Maturity Date").

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

The Series H Convertible Preferred Stock was classified as mezzanine equity on the consolidated balance sheet as they are contingently redeemable prior to the Series H Maturity Date and the conversion from preferred shares to shares of common stock is at the option of the holder at any time before the Series H Maturity Date. The Series H warrants were classified as accrued liabilities on the consolidated balance sheet as the warrants are convertible into preferred shares, which are mandatorily redeemable in cash upon the Series H Maturity Date if they are not converted to shares of common stock before such date.

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

As of March 31, 2024, 40,000 of the Series H warrants have been exercised to 20,000 Series H Convertible Preferred shares, and 190,000 Series H Convertible Preferred shares have been converted to approximately 0.7 million shares of common stock. There has been no exercises of Series H warrants or conversion of Series H Convertible Preferred shares during the three months ended March 31, 2024.

The mezzanine classified Series H Convertible Preferred Stock are presented at their maximum redemption value that includes accretion related to the PIK dividends.

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2017, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, directors of the Company, and consultants to the Company. As of March 31, 2024, a total of 1,244 shares have been authorized for issuance under the 2002 Plan, of which approximately 908 shares of common stock have been issued pursuant to options that were exercised and restricted stock units ("RSUs") that were vested, approximately 138 shares of common stock have been reserved for options that are outstanding, and no shares of common stock remain available for future grants.

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

Under the terms of the 2018 Plan, approximately 53,677 shares of common stock remain available for issuance as of March 31, 2024. As of March 31, 2024, a total of 112,268 shares of common stock have been authorized for issuance under the 2018 Plan, of which approximately 11,353 shares have already been issued and approximately 47,238 shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options or stock appreciation rights ("SARs"), and/or settlement of unvested RSUs under the 2018 Plan.

The Company recognized stock-based compensation expense of $0.1 million for the three months ended March 31, 2024, and $0.7 million for the three months ended March 31, 2023. As of March 31, 2024 and 2023, the Company had approximately $0.2 million and $1.0 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that expense to be recognized over a weighted-average period of 1.1 years.

The following table summarizes the statement of operations classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cost of revenue	$—	$18
Sales and marketing	22	197
General and administrative	92	429
Engineering and development	(1)	47
Total	$113	$691

Stock Option Activity

There were no option grants or exercises during the three months ended March 31, 2024 and 2023.

Restricted Stock Units

A summary of unvested RSU activity for the three months ended March 31, 2024 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs as of December 31, 2023	44	$18.50
Vested	(3)	$37.60
Forfeited or cancelled	(1)	$91.84
Unvested RSUs as of March 31, 2024	40	$15.46

Warrants

From time to time, the Company issues warrants to acquire shares of common stock as approved by the Board.

February 2024 Public Offering

On February 15, 2024, the Company completed a public offering (the "February 2024 Offering") and issued (i) 7,795,000 units (the "Units"), with each Unit consisting of (A) one share of the Company’s common stock, par value $0.001 per share, (B) one Class A warrant to purchase one share of common stock (the "Class A Common Warrants"), each exercisable from time to time for one share of Common Stock at an exercise price of $0.66 per share, and (C) one Class B warrant to purchase one share of common stock (the "Class B Common Warrants"), each exercisable from time to time for one share of Common Stock at an exercise price of $0.748 per share and (ii) 8,205,000 pre-funded units (the "Pre-Funded Units"), with each Pre-Funded Unit consisting of (A) one pre-funded warrant (the "Pre-Funded Warrants"), each such Pre-Funded Warrant being exercisable from time to time for one share of Common Stock at an exercise price of $0.001 per share, (B) one Class A Common Warrant, and (C) one Class B Common Warrant. The Units were sold at the public offering price of $0.44 per Unit and the Pre-Funded Units were sold at the public offering price of $0.439 per Pre-Funded Unit. The Company received gross proceeds of approximately $7.0 million, before deducting underwriting discounts and commissions, estimated offering expenses, and before the exercise of warrants.

Based on the terms and conditions of the February 2024 public offering, the Company determined that liability classification was appropriate for the Class A and Class B warrants and recognized the gross proceeds from the issuance allocated to the warrants in excess of par of $3.7 million in accrued liabilities and expensed issuance costs of $0.6 million allocated to the warrants. The Class A warrants were valued using either a long stock position plus a long call position or a Black-Scholes call option model which was deemed appropriate given the warrants can be exercised via the stated exercise price, or an alternative cashless exercise for 0.95 shares per warrant, with a fair value that approximates 95% of the current stock price. The unobservable inputs utilized in determining the fair value of the Class A warrants, which are categorized as a Level 3 instrument, is the volatility rate of 85%. The Class B warrants were valued using a Monte Carlo simulation. The unobservable inputs utilized in determining the fair value of the Class B warrants, which are categorized as a Level 3 instrument, is the volatility rate of 85% as well as the probability of a future financing event.

Pursuant to that certain Securities Purchase Agreement, dated December 6, 2023, by and between the Company and the investor (the “Investor”) named in the signature page thereto (the “December 2023 Purchase Agreement”), the Company agreed, among other things, pursuant to Section 4.12 thereof not to enter into a Variable Rate Transaction (as defined in the December 2023 Purchase Agreement) for a period of one-hundred and eighty (180) days following the closing date of that offering (or June 5, 2024) (the “VRT Prohibition”). In order to induce the Investor to agree to waive the VRT Prohibition to enable the Company to effect the Offering, the Company and the Investor entered into a Consent and Waiver, dated February 12, 2024 (the “Consent and Waiver”), whereby the Company agreed to issue to the Investor a new warrant to purchase up to 2,221,880 shares of Common Stock (the “Investor Warrant”), which Investor Warrant is in a form substantially identical to the Class B Warrants that is described above. The Investor Warrants will be exercisable commencing on the effective date of stockholder approval for the issuance of the shares of Common Stock issuable upon exercise of the Investor Warrants and will expire on the fifth anniversary of such stockholder approval date.

Based on the terms and conditions of the Investor Warrant, the Company determined that liability classification was appropriate for the warrants and recognized a liability of $0.2 million in accrued liabilities at the date of issuance and expensed as issuance costs.

December 2023 Registered Direct Offering

On December 6, 2023, the Company entered into a Securities Purchase Agreement Purchase Agreement with a single institutional investor Purchaser, pursuant to which the Company issued in a registered direct offering, 331,000 shares of the Company’s common stock, and pre-funded warrants to purchase 779,940 shares of Common Stock with an exercise price of $0.001 per share, and in a concurrent private placement, warrants to purchase an aggregate of 2,221,880 shares of Common Stock with an initial exercise price of $1.23. The combined purchase price for one Share and two Common Warrants was $1.23, and the combined purchase price for one Pre-Funded Warrant and two Common Warrants was $1.229. The Company received gross proceeds of approximately $1.4 million, before deducting underwriting discounts and commissions, estimated offering expenses, and before the exercise of warrants. In connection with the closing of the February 2024 Offering, the exercise price of these warrants was reduced to $0.2256 per share due to certain anti-dilution provisions in these warrants.

Based on the terms and conditions of the December 2023 public offering, the Company determined that equity classification was appropriate for the pre-funded warrants and warrants, and recognized the net proceeds from the issuance of common stock, pre-funded warrants, and warrants in excess of par of $1.0 million in additional paid-in capital

September 2023 Offering

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

January 2023 Offering

On January 9, 2023, the Company completed a public offering, pursuant to which the Company agreed to issue, in a registered direct offering, 171,678 shares of common stock, par value $0.001 per share, and pre-funded warrants to purchase 114,035 shares of common stock with an exercise price of $1.00 per share. The purchase price for one share of common stock was determined to be $35.00, and the purchase price for one January 2023 Pre-Funded Warrant was determined to be $34.00. The Company received aggregate gross proceeds from the transactions of approximately $9.9 million, before deducting underwriting discounts and commissions and other transaction expenses paid by the Company.

Based on the terms and conditions of the January 2023 public offering, the Company determined that equity classification was appropriate for the pre-funded warrants and recognized the net proceeds from the issuance of common stock and pre-funded warrants in excess of par of $8.5 million in additional paid-in capital.

A summary of the share equivalent of warrant activity for the three months ended March 31, 2024 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding as of December 31, 2023	4,323	$11.88
Granted or Issued	42,427	$0.57
Exercised	(22,736)	$—
Warrants outstanding as of March 31, 2024	24,014	$2.68
Warrants exercisable as of March 31, 2024	3,570	$14.04
Vested warrants expired during the period ended March 31, 2024	—	$—

The following tables summarize our stock warrants measured at fair value (level 3) on a recurring basis:

	December 31,			Fair Value	March 31,
	2023	Additions	Exercises	Adjustment	2024
Series H Warrants	$620	$—	$—	$23	$643
Series J Warrants	743	—	—	(15)	728
Class A Warrants	—	2,280	(1,960)	85	405
Class B Warrants	—	1,379	—	381	1,760
Investor Warrants	—	192	—	52	244
Total Level 3	$1,363	$3,851	$(1,960)	$526	$3,780

Phantom Awards and Stock Appreciation Rights

In 2021, 2022 and 2023 the Company granted phantom RSUs which were granted in lieu of stock-settled RSUs historically granted for leadership bonuses and non-employee director service. The phantom RSUs had either time-based or performance-based vesting conditions and a cash settlement date in 2024 with the Company's option to settle the award in common stock at the sole discretion of the Board. At inception, these phantom RSUs were included as a component of long-term liability on the consolidated balance sheet and were not considered stock-based compensation due to the cash-settlement feature of the award and the then current limitation on the number of remaining shares authorized for issuance. In 2022, as a result of the Reverse Stock Split, the phantom awards were reclassed to equity and included as a component of additional paid-in-capital in the amount of $0.1 million, with a portion remaining as a component of long-term liability on the consolidated balance sheet due to certain guaranteed minimums, and the expense subsequent to the remeasurement date considered stock-based compensation. The expense recognized during the three months ended March 31, 2024 and 2023 was $0.1 million for each period. As of December 31, 2023, approximately 2,113 of these phantom RSUs were cancelled due to non-achievement of performance metrics, and during the three months ended March 31, 2023 an additional 828 units were cancelled due to non-achievement. As of March 31, 2023, the Board approved settlement of the remaining 291 phantom RSUs with time-based vesting conditions in quarterly cash installments through April 2025 in the aggregate amount of $0.6 million. As of March 31, 2023, $0.6 million was included in accrued liabilities on the consolidated balance sheet. As of December 31, 2023 $0.5 million was included in accrued liabilities and $0.2 million was included in additional paid-in-capital on the consolidated balance sheet

As of March 31, 2023, there are approximately 236 outstanding SARs granted in 2021 in lieu of stock-settled RSUs historically granted for non-employee director service. Upon exercise, the SARs could be settled in cash with the Company's option to settle in common stock at the sole discretion of the Board. These SARs were fully vested in 2022. No expense was recognized during the three months ended March 31, 2024 and 2023, respectively.

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of BIOLASE common stock outstanding for the period. In computing diluted net loss per share, the weighted average number of shares of common stock outstanding is adjusted to reflect the effect of potentially dilutive securities. Net loss is adjusted for any deemed dividends to preferred stockholders to compute net income attributable to common stockholders. The February 2024 Pre-Funded Warrants were included in the calculation of basic and diluted loss per share for the three months ended March 31, 2024 as the underlying warrant shares are issuable for little or no cash consideration. The January 2023 Pre-Funded Warrants were included in the calculation of basic and diluted loss per share for the period ended three months ended March 31, 2023 as the underlying warrant shares are issuable for little or no cash consideration.

Outstanding stock options, restricted stock units, preferred shares, and warrants to purchase approximately 24,564,370 and 26,693 shares were not included in the calculation of diluted net loss per share amounts for the periods ended March 31, 2024 and March 31, 2023, respectively, as their effect would have been anti-dilutive.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$6,139	$6,168
Work-in-process	1,466	1,299
Finished goods	3,668	3,966
Inventory	$11,273	$11,433

Inventory has been reduced by estimates for excess and obsolete amounts totaling $2.5 million as of March 31, 2024 and December 31, 2023.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	March 31,	December 31,
	2024	2023
Building	$201	$205
Leasehold improvements	1,251	1,251
Equipment and computers	14,682	14,628
Furniture and fixtures	519	519
Construction in progress	—	92
Total property, plant, and equipment before depreciation and land	16,653	16,695
Less: Accumulated depreciation	(11,963)	(11,330)
Total property, plant, and equipment, net before land	4,690	5,365
Land	156	160
Property, plant, and equipment, net	$4,846	$5,525

Depreciation expense related to property, plant, and equipment totaled $0.7 million for the three months ended March 31, 2024 and $0.1 million for the three months ended March 31, 2023.

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

For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. During the fourth quarter ended December 31, 2023, due to the sustained decrease in the stock price of the common stock decreasing the implied fair value of the business, the Company performed a quantitative assessment of impairment over goodwill and determined that there was no impairment to our goodwill. Goodwill was valued using an equally weighted income approach and market approach. The unobservable inputs utilized in determining the fair value of the goodwill, which is categorized as a Level 3 instrument, are the discount rate of 19.1% and various revenue growth rates utilized in the financial forecast of future cash flows.

As of March 31, 2024 and December 31, 2023, the Company had goodwill (indefinite life) of $2.9 million. As of March 31, 2024 and December 31, 2023, all intangible assets subject to amortization have been fully amortized and there was no amortization expense recognized during the three months ended March 31, 2024 and 2023.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2024	2023
Payroll and benefits	$3,282	$3,343
Warranty accrual, current portion	1,293	1,321
Operating lease liability	904	888
Accrued professional services	731	422
Taxes	383	452
Accrued insurance premium	319	473
Other	677	619
Accrued liabilities	$7,589	$7,518

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties are included within accrued liabilities and were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Balance, beginning of period	$1,914	$1,653
Provision for estimated warranty cost	679	1,158
Warranty expenditures	(702)	(956)
Balance, end of period	1,891	1,855
Less: long-term portion of warranty accrual	598	426
Current portion of warranty accrual	$1,293	$1,429

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

NOTE 9—DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	March 31,	December 31,
	2024	2023
SWK Loan	$14,395	$14,560
EIDL Loan	150	150
Discount and debt issuance costs on SWK Loan	(538)	(663)
Total	14,007	14,047
Current term loans	2,800	2,265
Non current term loans, net of discount	$11,207	$11,782

The Company recognized approximately $0.6 million in interest expense for the three months ended March 31, 2024 and 2022. The weighted-average interest rate as of March 31, 2024 was 14.82%.

The future minimum principal and interest payments as of March 31, 2024 are as follows (in thousands):

	Principal	Interest (1)
Remainder of 2024	$2,100	$1,373
2025	12,295	842
2026	—	9
2027	3	6
2028 and thereafter	147	83
Total future payments	$14,545	$2,313

(1) Estimated using London Interbank Bank Offered Rate (“LIBOR”) as of March 31, 2024

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (as amended, restated, and supplemented from time to time, the “Credit Agreement”) with SWK Funding LLC (“SWK”), pursuant to which the Company has outstanding principal of $13.3 million (“SWK Loan”) as of March 31, 2024. In addition, pursuant to the Credit Agreement, the Company is required to pay certain exit fees totaling $1.4 million upon loan termination which are recorded as a debt premium. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement and subsequent amendments as discussed in the Company’s 2023 Form 10-K, repayment of the SWK Loan is interest-only for the first two years, paid quarterly with the option to extend the interest-only period. Principal repayments were to begin in the first quarter of 2021. On June 30, 2022 the Company entered into the ninth amendment to the Credit Agreement (the "Ninth Amendment"), which extended the interest-only period by two quarters from May 2023 to November 2023. On December 30, 2022, the Company entered into the tenth amendment to the Credit Agreement, which lowered the required minimum consolidated unencumbered liquid assets from $3 million to $2.5 million and removed the conditional minimum last twelve months aggregate revenue and EBITDA as of the end of the twelve-month period ended December 31, 2022. On November 15, 2023, the Company entered into the Eleventh Amendment to Credit Agreement, which reduced the principal amortization payments due on November 15, 2023 and February 15, 2024 to $165,000, reduced the required minimum consolidated unencumbered liquid assets to $1.5 million through and including December 30, 2023 and to $2.5 million thereafter, and reduced the required minimum consolidated unencumbered liquid assets to $3.5 million as of the last day of any fiscal quarter beginning with the period ending March 31, 2024. In connection with the Ninth Amendment, the Company prepaid $1.0 million of the outstanding loan balance. Principal repayments began in November 2023 and are $0.7 million quarterly after February 2024 until the SWK Loan matures in May 2025. The loan bears interest of 9% plus LIBOR with a floor of 1.25%, or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists.

As of March 31, 2024, the Company was in compliance with the debt covenants of the Credit Agreement.

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

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cash paid for operating lease liabilities	$77	$68
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$464
Weighted-average remaining lease term	1.6 years	2.5 years
Weighted-average discount rate	12.3%	12.3%

Lease expense consists of payments for real property, office copiers, and IT equipment. The Company recognizes payments for non-lease components such as common area maintenance in the period incurred. As of March 31, 2024, the Company had no significant leases that had not commenced.

The Company allocates lease cost amongst lease and non-lease components. The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of March 31, 2024 for leases that have commenced are as follows (in thousands):

March 31,
2024	$982
2025	613
2026	2
2027	—
2028 and thereafter	—
Total future minimum lease obligations	1,597
Less imputed interest	(151)
Total lease liabilities	$1,446

Current operating lease liabilities, included in accrued liabilities	$904
Non current lease liabilities	542
Total lease liabilities	$1,446

As of March 31, 2024, right-of-use assets were $1.3 million and lease liabilities were $1.4 million.

Rent expense totaled $0.3 million for the three months ended March 31, 2024 and 2023.

Future minimum rental commitments under lease agreements, as of March 31, 2024, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

Year Ended
December 31,
Remainder of 2024	$778
2025	816
2026	3
2027	—
2028 and thereafter	—
Total future minimum lease obligations	1,597
Less imputed interest	(151)
Total lease liabilities	$1,446

NOTE 11—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three months ended March 31, 2024, sales to customers in the United States accounted for approximately 66% of net revenue and international sales accounted for approximately 34% of net revenue. For the three months ended March 31, 2023, sales to customers in the United States accounted for approximately 65% of net revenue and international sales accounted for approximately 35% of net revenue. No individual country, other than the United States, represented more than 10% of total net revenue during the three months ended March 31, 2024 or 2023.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
United States	$6,690	$6,758
International	3,441	3,709
Net revenue	$10,131	$10,467

Property, plant, and equipment by geographic location was as follows (in thousands):

	March 31,	December 31,
	2024	2023
United States	$4,613	$5,283
International	233	242
Total	$4,846	$5,525

NOTE 12—CONCENTRATIONS

Revenue from the Company’s products are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2024		2023
Laser systems	$5,175	51.1%	$6,265	59.8%
Consumables and other	3,469	34.2%	3,033	29.0%
Services	1,487	14.7%	1,169	11.2%
Net revenue	$10,131	100.0%	$10,467	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three months ended March 31, 2024 or 2023.

The Company maintains its cash and cash equivalents in money market investment accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

No individual customer represented more than 10% of the Company’s accounts receivable as of March 31, 2024. As of December 31, 2023 accounts receivable from one customer totaled approximately 11% of total gross accounts receivable which has been partially received on in 2024.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three months ended March 31, 2024 and 2023. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three months ended March 31, 2024, the Company recorded an income tax provision of $19,000, resulting in an effective tax rate of 0.3%. During the three months ended March 31, 2023, the Company recorded an income tax provision of $1,000, resulting in an effective tax rate of 0.0%. The income tax provisions for the three months ended March 31, 2024 and 2023 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

NOTE 14—SUBSEQUENT EVENTS

Nasdaq Deficiency

On April 15, 2024, the Company received a staff determination letter (the “Staff Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC notifying the Company that, unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”), its securities could be subject to suspension from trading on The Nasdaq Capital Market for failure to meet the $1.00 minimum closing bid price requirement for the 30 consecutive business days from January 19 through March 1, 2024, as required by Listing Rule 5550(a)(2), and that the Company is not eligible for an automatic compliance period because the Panel decision relating to the Company, dated August 14, 2023, subjected the Company to a Mandatory Panel Monitor for a period of one year pursuant to Listing Rule 5815(d)(4)(B). Based on the foregoing, the Company timely requested a hearing before the Panel and was granted a hearing date in June 2024. The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. In that regard, pursuant to the Listing Rules, the Panel has the authority to grant the Company a further extension not to exceed October 14, 2024.

The Staff Letter further noted that pursuant to Listing Rule 5810(c)(3)(A)(iv) no further automatic compliance period would be provided to the Company because over the prior two-year period the Company has effected reverse stock splits with a cumulative ratio of 250 shares or more to one.

The Staff Letter advised that this determination supersedes the previous letter, dated March 4, 2024, received by the Company from the Staff regarding the Company’s failure to meet the $1.00 minimum closing bid price requirement for the 30 consecutive business days from January 19 through March 1, 2024, as required by Listing Rule 5550(a)(2). The March 4, 2024, letter was issued by the Staff in error.

Annual Meeting of Stockholders

On May 2, 2024, the Company held its 2024 Annual Meeting of Stockholders. Ten proposals were submitted to stockholders for a vote, whereby only proposal number 7 was not approved. Proposal number 7 would have amended the 2018 Plan to increase the number of shares of the Company's common stock available for issuance under the 2018 Plan by an additional 7.5 million shares. As of March 31, 2024, under the terms of the 2018 Plan, a total of 112,268 shares of common stock have been authorized for issuance, of which approximately 53,677 shares of common stock remain available for issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and our audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2024 (the “2023 Form 10-K”).

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

Further information about factors that could materially affect the Company, including our results of operations and financial condition, is contained under “Risk Factors” in Item 1A in the 2023 Form 10-K and Item 1A of Part II of this Form 10-Q. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

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

We also manufacture and sell consumable products and accessories for our laser systems. Our Waterlase and diode systems use disposable laser tips of differing sizes and shapes depending on the procedure being performed. We also market flexible fibers and hand pieces that dental practitioners replace at some point after initially purchasing laser systems. For our Epic line of diode laser systems, we sell teeth whitening gel kits. During the quarter ended March 31, 2024, the sale of lasers accounted for approximately 51% of our total sales, and consumables, accessories, and services accounted for approximately 49% of our total sales.

We currently operate in a single reportable business segment. We had net revenues of $10.1 million and $10.5 million for the three months ended March 31, 2024 and 2023, respectively, and we had net losses of $6.5 million and $5.8 million for the same periods, respectively. We had total assets of $34.4 million as of March 31, 2024 and $35.1 million as of December 31, 2023.

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

The Company experienced revenue decline of 3% for the three months ended March 31, 2024, compared to the same period in 2023. The Company is currently forecasting revenue for fiscal year 2024 to be above fiscal year 2023, as the Company's strategy described above continues to generate sales to new customers and additional consumable sales to existing customers.

Recent Developments

February 2024 Public Offering

On February 15, 2024, the Company completed a public offering (the "Offering") and issued (i) 7,795,000 units (the "Units"), with each Unit consisting of (A) one share of the Company’s common stock, par value $0.001 per share (the "Common Stock"), (B) one Class A warrant to purchase one share of Common Stock (the "Class A Common Warrants"), each exercisable from time to time for one share of Common Stock at an exercise price of $0.66 per share, and (C) one Class B warrant to purchase one share of Common Stock (the "Class B Common Warrants"), each exercisable from time to time for one share of Common Stock at an exercise price of $0.748 per share and (ii) 8,205,000 pre-funded units (the "Pre-Funded Units"), with each Pre-Funded Unit consisting of (A) one pre-funded warrant (the "Pre-Funded Warrants"), each such Pre-Funded Warrant being exercisable from time to time for one share of Common Stock at an exercise price of $0.001 per share, (B) one Class A Common Warrant, and (C) one Class B Common Warrant. The Units were sold at the public offering price of $0.44 per Unit and the Pre-Funded Units were sold at the public offering price of $0.439 per Pre-Funded Unit. The Company received gross proceeds of approximately $7.0 million, before deducting placement agent fees, estimated offering expenses, and before the exercise of warrants.

Pursuant to that certain Securities Purchase Agreement, dated December 6, 2023, by and between the Company and the investor (the “Investor”) named in the signature page thereto (the “December 2023 Purchase Agreement”), the Company agreed, among other things, pursuant to Section 4.12 thereof not to enter into a Variable Rate Transaction (as defined in the December 2023 Purchase Agreement) for a period of one-hundred and eighty (180) days following the closing date of that offering (or June 5, 2024) (the “VRT Prohibition”). In order to induce the Investor to agree to waive the VRT Prohibition to enable the Company to effect the Offering, the Company and the Investor entered into a Consent and Waiver, dated February 12, 2024 (the “Consent and Waiver”), whereby the Company agreed to issue to the Investor a new warrant to purchase up to 2,221,880 shares of Common Stock (the “Investor Warrant”), which Investor Warrant is in a form substantially identical to the Class B Warrants that is described above. The Investor Warrants became exercisable commencing on the effective date of stockholder approval on May 2, 2024 for the issuance of the shares of Common Stock issuable upon exercise of the Investor Warrants and will expire on the fifth anniversary of such stockholder approval date.

In addition, on December 8, 2023, pursuant to the December 2023 Purchase Agreement, the Investor was issued a warrant to purchase up to 2,221,880 shares of Common Stock (the “December 2023 Warrants”) that provide for adjustment of the exercise price, if the Company or any of its subsidiaries, as applicable, sell or grant any right to reprice, or otherwise dispose of or issue any shares of its Common Stock or common stock equivalents, at an effective price per share that is less than the exercise price then in effect (such lower price, the “Base Share Price” and such issuances collectively, a “Dilutive Issuance”). The Offering is a Dilutive Issuance, therefore, the exercise price of the December 2023 Warrants were reduced to equal the Base Share Price, which is equal to $0.2256 per share. The December 2023 Warrants were issued in a private placement pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder; however, the Company is obligated to register these warrants on a resale registration statement, which registration statement was declared effective on April 2, 2024. The December 2023 Warrants became exercisable commencing on the effective date of stockholder approval on May 2, 2024 for the issuance of the shares of Common Stock issuable upon exercise of the December 2023 Warrants.

Critical Accounting Policies

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2023 Form 10-K. There have been no significant changes during the three months ended March 31, 2024 in our critical accounting policies from those disclosed in Item 7 of the 2023 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited operating results, expressed in thousands and as percentages of net revenue:

	Three Months Ended
	March 31,
	2024		2023
Net revenue	$10,131	100.0%	$10,467	100.0%
Cost of revenue	6,795	67.1%	7,130	68.1%
Gross profit	3,336	32.9%	3,337	31.9%
Operating expenses:
Sales and marketing	3,383	33.4%	4,622	44.1%
General and administrative	3,196	31.5%	2,459	23.5%
Engineering and development	1,283	12.7%	1,547	14.8%
Total operating expenses	7,862	77.6%	8,628	82.4%
Loss from operations	(4,526)	(44.7)%	(5,291)	(50.5)%
Non-operating loss, net	(1,940)	(19.1)%	(557)	(5.4)%
Loss before income tax provision	(6,466)	(63.8)%	(5,848)	(55.9)%
Income tax provision	(19)	(0.2)%	(1)	0.0%
Net loss	$(6,485)	(64.0)%	$(5,849)	(55.9)%

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation, stock-based and other non-cash compensation, severance expense, change in allowance for doubtful accounts, increase in inventory reserves, stock warrant issuance costs, and loss on warrants. Management uses Adjusted EBITDA in its evaluation of our core results of operations and trends between fiscal periods and believes that these measures are important components of its internal performance measurement process. Therefore, investors should consider non-GAAP financial measures in addition to, and not as a substitute for, or as superior to, measures of financial performance prepared in accordance with GAAP. Further, the non-GAAP financial measures presented by us may be different from similarly named non-GAAP financial measures used by other companies.

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Three Months Ended
	March 31,
	2024	2023
GAAP net loss attributable to common stockholders	$(6,485)	$(5,849)
Deemed dividend on convertible preferred stock	—	—
GAAP net loss	$(6,485)	$(5,849)
Adjustments:
Interest expense, net	622	577
Income tax provision	19	1
Depreciation	660	149
Severance expense	182	—
Change in allowance for doubtful accounts	(27)	(17)
Stock-based and other non-cash compensation	113	691
Stock warrant issuance costs	830	—
Loss on warrants	556	—
Adjusted EBITDA	$(3,530)	$(4,448)

Comparison of Results of Operations

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Net Revenue: The following table summarizes our unaudited net revenue by category, including each category’s percentage of our total revenue, for the three months ended March 31, 2024 and 2023, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended
	March 31,				Amount	Percent
	2024		2023		Change	Change
Laser systems	$5,175	51.1%	$6,265	59.8%	$(1,090)	(17.4)%
Consumables and other	3,469	34.2%	3,033	29.0%	436	14.4%
Services	1,487	14.7%	1,169	11.2%	318	27.2%
Net revenue	$10,131	100.0%	$10,467	100.0%	$(336)	(3.2)%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended March 31, 2024 and 2023, as well as the amount of change and percentage of change in each geographic revenue category (dollars in thousands):

	Three Months Ended
	March 31,				Amount	Percent
	2024		2023		Change	Change
United States	$6,690	66.0%	$6,758	64.6%	$(68)	(1.0)%
International	3,441	34.0%	3,709	35.4%	(268)	(7.2)%
Net revenue	$10,131	100.0%	$10,467	100.0%	$(336)	(3.2)%

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

Net revenue decreased by $0.3 million, or 3%, during the three months ended March 31, 2024 as compared to the same period in 2023 primarily due to a decrease in Waterlase sales from the impact of the current macro-economic environment causing extended sales cycles, which includes increased interest rates, partially offset by an increase in consumables and other revenue from improved utilization of installed laser systems. Net revenue was $10.1 million during the three months ended March 31, 2024 compared to $10.5 million for the same period in 2023.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended March 31, 2024 and 2023, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	March 31,				Amount	Percent
	2024		2023		Change	Change
Net revenue	$10,131	100.0%	$10,467	100.0%	$(336)	(3.2)%
Cost of revenue	6,795	67.1%	7,130	68.1%	(335)	(4.7)%
Gross profit	$3,336	32.9%	$3,337	31.9%	$(1)	(0.0)%

Gross profit as a percentage of net revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the three months ended March 31, 2024, was $3.3 million, or 33% of net revenue, which was consistent with a gross profit of $3.3 million, or 32% of net revenue, for the same period in 2023. The 1% increase in gross profit as a percentage of revenue is primarily due to lower warranty expenses for the three months ended March 31, 2024, partially offset by severance expenses that did not occur in the three months ended March 31, 2023.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the three months ended March 31, 2024 and 2023, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	March 31,				Amount	Percent
	2024		2023		Change	Change
Sales and marketing	$3,383	33.4%	$4,622	44.2%	$(1,239)	(26.8)%
General and administrative	3,196	31.5%	2,459	23.4%	737	30.0%
Engineering and development	1,283	12.7%	1,547	14.8%	(264)	-17.1%
Total operating expenses	$7,862	77.6%	$8,628	82.4%	$(766)	(8.9)%

Sales and Marketing Expense. Sales and marketing expenses during the three months ended March 31, 2024 decreased by $1.2 million, or 27%, as compared to the same period in 2023. This decrease is primarily due to $0.7 million decrease in compensation costs from the impact of our cost savings initiatives implemented over the last year, a $0.5 million decrease in travel and tradeshow related expenses, and a $0.2 million decrease in advertising costs, partially offset by $0.2 million increase in depreciation expenses.

General and Administrative Expense. General and administrative expenses during the three months ended March 31, 2024 increased by $0.7 million, or 30%, compared to the same period in 2023. This increase is primarily due to a $0.3 million increase in legal, audit and consulting fees and a $0.3 million increase in accruals for a new annual performance award program that was implemented in the three months ended March 31, 2024.

Engineering and Development Expense. Engineering and development expenses during the three months ended March 31, 2024 decreased by $0.3 million, or 17%, compared to the same period in 2023. This decrease is primarily due to fewer engineering projects for 2024, as compared to 2023, resulting in a $0.1 million decrease in legal and consulting fees and $0.2 million decrease in miscellaneous other costs.

Non-Operating Income (Loss)

Loss on Foreign Currency Transactions. We realized an approximately $96 thousand loss on foreign currency transactions during the three months ended March 31, 2024 compared to an approximately $20 thousand gain on foreign currency transactions during the three months ended March 31, 2023, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $0.6 million during the three months ended March 31, 2024 which was consistent with the three months ended March 31, 2023.

Other Income (Expense), Net. Other Expense for the three months ended March 31, 2024 was $1.2 million and relates to $0.8 million of issuance costs from the February 2024 public offering that were allocated to the Class A Common Warrants, Class B Common Warrants, and Investor warrants and immediately expensed due to the liability classification of the warrants, as well as $0.6 million of losses on the revaluation of these stock warrants as well as the Series J and H warrants during the period. These losses were partially offset by $0.2 million of gains recorded upon the sale of property, plant, and equipment.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes for the three months ended March 31, 2024 was consistent with the same period in 2023. For additional information regarding income taxes, see Part I, Item I, Note 13 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $6.5 million for the three months ended March 31, 2024 compared to a net loss of $5.8 million for the three months ended March 31, 2023.

Liquidity and Capital Resources - Going Concern

As of March 31, 2024, we had approximately $6.4 million in cash and cash equivalents compared to $6.6 million as of December 31, 2023. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in cash and cash equivalents from December 31, 2023 was primarily due to a net loss of $6.5 million and principal payments on our term loan of $0.2 million, partially offset by net proceeds of $5.8 million from the February 2024 public offering and $0.2 million in proceeds from the disposal of property, plant, and equipment.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Net cash flows used in operating activities	$(5,938)	$(5,658)
Net cash flows provided by (used in) investing activities	197	(587)
Net cash flows provided by financing activities	5,647	8,517
Effect of exchange rate changes	(79)	79
Net change in cash and cash equivalents	$(173)	$2,351

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the three months ended March 31, 2024 totaled $5.9 million and was primarily comprised of our net loss of $6.5 million.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2024 totaled $0.2 million and was comprised of the proceeds from the disposal of property, plant, and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 totaled $5.6 million and was derived from the net proceeds from the February 2024 public offering.

Effect of Exchange Rate

The $79 thousand effect of exchange rate on cash for the three months ended March 31, 2024 was due to recognized loss on foreign currency transactions, primarily driven by changes in the Euro during the period.

Future Liquidity Needs

As of March 31, 2024, we had working capital of approximately $3.6 million. Our principal sources of liquidity as of March 31, 2024 consisted of approximately $6.4 million in cash and cash equivalents and $5.7 million of net accounts receivable.

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

Despite the February 2024 public offering, in order for the Company to continue operations beyond the next 12 months and be able to discharge its liabilities and commitments in the normal course of business, it must either raise additional capital or increase sales of our products, control or potentially reduce expenses, and establish profitable operations in order to generate cash from operations or obtain additional funds when needed.

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

Term Loan

The information set forth in Part I, Item 1, Note 9 – Debt – Term Loan is hereby incorporated herein by reference.

EIDL Loan

The information set forth in Part I, Item 1, Note 9 – Debt – EIDL Loan is hereby incorporated herein by reference.

February 2024 Public Offering

On February 15, 2024, the Company completed a public offering and issued (i) 7,795,000 units, with each Unit consisting of (A) one share of the Company’s Common Stock, (B) one Class A Common Warrant to purchase one share of Common Stock, each exercisable from time to time for one share of Common Stock at an exercise price of $0.66 per share, and (C) one Class B Common Warrant to purchase one share of Common Stock, each exercisable from time to time for one share of Common Stock at an exercise price of $0.748 per share and (ii) 8,205,000 pre-funded units, with each Pre-Funded Unit consisting of (A) one pre-funded warrant, each such Pre-Funded Warrant being exercisable from time to time for one share of Common Stock at an exercise price of $0.001 per share, (B) one Class A Common Warrant, and (C) one Class B Common Warrant. The Units were sold at the public offering price of $0.44 per Unit and the Pre-Funded Units were sold at the public offering price of $0.439 per Pre-Funded Unit. The Company received gross proceeds of approximately $7.0 million, before deducting placement agent fees, estimated offering expenses, and before the exercise of warrants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

As discussed in our Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting as we have determined that our controls were not operating effectively to assess the proper presentation of net loss per share attributable to common stockholders for the three and six months ended June 30, 2023 and the three and nine months ended September 30, 2023. This material weakness was the result of insufficient accounting assessment for unique and complex transactions outside of the business's normal operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles for the period ended December 31, 2023 and management believes that the financial statements included in the Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the remediation of the material weakness identified in prior period as discussed blow.

To remediate the aforementioned material weakness, management has implemented additional controls to ensure that financial statement presentation, specifically in relation to net loss per share attributable to common stockholders, for unique and complex transactions are sufficiently investigated and documented at the time of inception, and technical experts are engaged for advisement.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K. The risks and uncertainties described in the 2023 Form 10-K and set forth below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations.

Due to our accumulated deficit, recurring and negative cash flow from operations for the year ended December 31, 2023 and quarter ended March 31, 2024 there is substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements for the year ended December 31, 2023 were prepared on a going concern basis in accordance with generally accepted accounting principles in the United States. The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Thus, our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our recurring losses, negative cash flow, need for additional capital, and the uncertainties surrounding our ability to raise such capital raise substantial doubt about our ability to continue as a going concern. For us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through distributors, establish profitable operations through increased sales, decrease expenses, generate cash from operations or raise additional funds when needed. Our goal is to improve our financial condition and ultimately improve our financial results by increasing revenues through expanding awareness of the benefits of our dental lasers among dental specialists and general practitioners and reducing expenses. However, if we are unable to do so on a timely basis, we will be required to seek additional capital. In that event, we would seek additional funds through various financing sources, including the sale of our equity and debt securities, however, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If we are unable to raise additional capital, increase sales or reduce expenses, we will be unable to continue to fund our operations, develop our products, realize value from our assets, and discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our common stock. The Report of Independent Registered Public Accounting Firm from Macias Gini & O’Connell LLP contains an explanatory paragraph regarding our ability to continue as a going concern. In addition, the notes to our financial statements included in this Quarterly Report on Form 10-Q states that our recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding our ability to raise additional capital, raise substantial doubt about our ability to continue as a going concern.

We have experienced net losses for each of the quarter ended March 31, 2024 and the past three years, and we could experience additional losses and have difficulty achieving profitability in the future.

We had an accumulated deficit of $323.3 million as of March 31, 2024 and an accumulated deficit of $316.8 million as of December 31, 2023. We recorded net losses of $20.6 million and $28.6 million for the years ended December 31, 2023 and 2022, respectively, and net losses of $6.5 million and $5.8 million for the three months ended March 31, 2024 and 2023, respectively. In order to achieve profitability, we must increase net revenue through new sales and control our costs. Failure to increase our net revenue and decrease our costs could cause our stock price to decline and could have a material adverse effect on our business, financial condition, and results of operations.

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

On June 8, 2023, we were notified by the Staff of Nasdaq that we did not meet the minimum closing bid price requirement of $1.00 for continued listing, as set forth in the Bid Price Rule, as the Staff had determined that as of June 8, 2023, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days, from May 24, 2023 through June 7, 2023. As such, the Staff had determined to delist the Company’s common stock from the Nasdaq Capital Market and to suspend trading of the common stock at the opening of business on June 20, 2023, and file a Form 25-NSE with the SEC. We timely requested a hearing to appeal this determination, which stayed the suspension of our common stock pending the decision from a Nasdaq Hearings Panel (the “Panel”).

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

On August 14, 2023, we received a letter from the Nasdaq Office of General Counsel confirming the decision of the Panel that we demonstrated compliance with the requirements for continued listing on the Nasdaq Capital Market.

On March 4, 2024, we received a deficiency letter from the Staff of Nasdaq (the “March 2024 Deficiency Letter”) notifying us that, for the last 30 consecutive business days, ending on March 1, 2024, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to the Bid Price Rule. The March 2024 Deficiency Letter stated that, in accordance with Nasdaq rules, we were provided an initial period of 180 calendar days, or until September 3, 2024 (the “Compliance Date”), to regain compliance with the Bid Price Rule. Compliance is generally achieved if, at any time before the Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days. However, the Staff may, in its discretion, require a company to satisfy the applicable bid price requirement for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that it has demonstrated an ability to maintain long-term compliance. The March 2024 Deficiency Letter continued to state that if we do not regain compliance with the Bid Price Rule by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to provide written notice of our intention to cure the deficiency during the additional compliance period, by effecting a reverse stock split, if necessary, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement.

On April 15, 2024, we received a letter from the Staff of the Nasdaq (the “April 2024 Determination Letter”) notifying us that such April 2024 Determination Letter superseded the March 2024 Deficiency Letter. The March 2024 Deficiency Letter was issued by the Staff in error.

The April 2024 Determination Letter reiterated that we failed to meet the $1.00 minimum closing bid price requirement for 30 consecutive business days from January 19 through March 1, 2024, as required by Listing Rule 5550(a)(2), and that we are not eligible for an automatic compliance period because the Panel decision relating to us, dated August 14, 2023, subjected us to a Mandatory Panel Monitor for a period of one year pursuant to Listing Rule 5815(d)(4)(B).

Based on the foregoing, we timely requested a hearing before the Panel and were granted a hearing date in June 2024. The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. The April 2024 Determination Letter stated that the Company would be asked to provide a plan to the Panel to regain compliance. Accordingly, the Company is currently preparing to present a plan to the Panel that includes a discussion of the events that it believes will enable it to regain compliance in the allotted time frame, which would include a commitment to effect a reverse stock split, if necessary. Pursuant to the Listing Rules, the Panel has the authority to grant us a further extension not to exceed October 14, 2024[EPJ1] . The April 2024 Determination Letter further stated that pursuant to Listing Rule 5810(c)(3)(A)(iv) no further automatic compliance period would be provided to us because over the prior two-year period we had effected reverse stock splits with a cumulative ratio of 250 shares or more to one.

In addition, on November 14, 2023, we received a deficiency letter from the Staff notifying us that, based on our stockholders’ equity of $332,000 as of September 30, 2023, as reported in the our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million. We were provided until December 29, 2023 to provide Nasdaq with a specific plan to achieve and sustain compliance with the foregoing listing requirement, which plan was provided to Nasdaq on December 22, 2023. Nasdaq subsequently requested that we submit a plan with greater detail, which we submitted to Nasdaq on January 22, 2024. On February 13, 2024, the Staff provided notice to us that it had granted the Company an extension to regain compliance with Nasdaq Listing Rule 5550(b)(1), conditioned upon us undertaking and closing no later than March 31, 2024 the February 2024 Offering, which we subsequently consummated on February 15, 2024, and publicly disclose evidence of compliance with the minimum stockholders’ equity requirement. In the event we fail to evidence compliance with the stockholders’ equity rule upon the filing of our Form 10-Q for the period ending March 31, 2024 with the SEC and Nasdaq, we may be subject to delisting. Inasmuch as this Quarterly Report on Form 10-Q does not evidence compliance with the Nasdaq Listing Rule 5550(b)(1), we anticipate receiving another deficiency letter from the Staff upon the filing of this Quarterly Report on Form 10-Q.stating that our securities will be delisted. At that time, we may appeal the Staff’s determination to a Hearings Panel; however, we have already requested and been granted a hearing before the Panel that is currently scheduled for June 2024.

We intend to attempt to take actions to restore our compliance with Nasdaq’s listing requirements and intend to present a plan for compliance at the Panel hearing that is scheduled for June 2024; however, we can provide no assurance that we will be to achieve compliance or that Nasdaq will grant us any additional time to restore compliance especially in light of the fact that we were under review of a Monitor and have several current and prior noncompliance issues. Any perception that we may not regain compliance or a delisting of our common stock by Nasdaq could adversely affect our ability to attract new investors, decrease the liquidity of the outstanding shares of our common stock, reduce the price at which such shares trade and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholder. In addition, delisting of our common stock from Nasdaq could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our common stock.

In the event of a delisting, we would take actions to restore our compliance with the Nasdaq listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq listing requirements.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

1.1	Placement Agency Agreement, dated February 13, 2024, by and among BIOLASE, Inc., Lake Street Capital Markets, LLC and Maxim Group LLC		8-K	02/12/2024	1.1	02/15/2024

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Fifth Amendment to Restated Certificate of Incorporation		8-K	05/28/2020	3.1	06/01/2020

3.1.7	Sixth Amendment to Restated Certificate of Incorporation		8-K	04/28/2022	3.1	05/02/2022

3.1.8	Seventh Amendment to Restated Certificate of Incorporation		8-K	07/20/2023	3.1	07/26/2023

3.1.9	Certificate of Designation of Series H Convertible Redeemable Preferred Stock		8-K	05/24/2023	3.1	05/26/2023

3.1.10	Certificate of Designation of Series I Preferred Stock		8-K	06/05/2023	3.1	06/06/2023

3.1.11	Certificate of Designation of Series J Convertible Redeemable Preferred Stock		8-K	09/13/2023	3.1	09/18/2023

3.2	Eighth Amended and Restated Bylaws of the Registrant adopted on March 1, 2022		8-K	03/01/2022	3.1	03/03/2022

4.1	Form of Pre-Funded Warrant to Purchase Common Stock		8-K	02/12/2024	4.1	02/15/2024

4.2	Form of Class A Warrant to Purchase Common Stock		8-K	02/12/2024	4.2	02/15/2024

4.3	Form of Class B Warrant to Purchase Common Stock		8-K	02/12/2024	4.3	02/15/2024

4.4	Warrant Agency Agreement, dated February 15, 2024, by and among BIOLASE, Inc., Computershare Inc., a Delaware corporation, and its affiliate, Computershare Trust Company, N.A., a federal trust company		8-K	02/12/2024	4.4	02/15/2024

4.5	Form of Warrant issued to Investor		8-K	02/12/2024	4.5	02/15/2024

10.1	Form of Securities Purchase Agreement, dated as of February 13, 2024, by and among BIOLASE, Inc. and the investor parties thereto		8-K	02/12/2024	10.1	02/15/2024

10.2	Consent and Waiver, dated February 12, 2024, by and between BIOLASE, Inc. and the Investor named therein		8-K	02/12/2024	10.2	02/15/2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE, INC.
(Registrant)

May 13, 2024	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2024	By:	/s/ JENNIFER BRIGHT
Date		Jennifer Bright
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)