Form 10-Q
period 2024-06-30
BIOLASE, INC
filed 2024-08-08
CIK 811240

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2024

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

(949) 361-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of August 1, 2024, the registrant had 36,597,056 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):	2
	Condensed Consolidated Balance Sheets - June 30, 2024 and December 31, 2023	2
	Condensed Consolidated Statements of Operations and Comprehensive Loss - Three and Six Months Ended June 30, 2024 and 2023	3
	Condensed Consolidated Statements of Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit) - Three and Six Months Ended June 30, 2024 and 2023	4
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2024 and 2023	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
	Signatures	41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOLASE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,272	$6,566
Accounts receivable, less allowance of $329 and $244 as of June 30, 2024 and December 31, 2023, respectively	4,842	5,483
Inventory	10,904	11,433
Prepaid expenses and other current assets	1,076	1,381
Total current assets	22,094	24,863
Property, plant, and equipment, net	4,263	5,525
Goodwill	2,926	2,926
Right-of-use assets, leases	1,101	1,519
Other assets	257	268
Total assets	$30,641	$35,101
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,491	$6,065
Accrued liabilities	7,662	7,518
Stock warrant liability	2,616	1,363
Deferred revenue, current portion	2,132	2,452
Current portion of term loans, net of discount	13,275	2,265
Total current liabilities	31,176	19,663
Deferred revenue	186	256
Warranty accrual	843	593
Non-current term loans	150	11,782
Non-current operating lease liability	315	772
Other liabilities	97	79
Total liabilities	32,767	33,145
Mezzanine Equity:
Series H Convertible Redeemable Preferred stock, par value $0.001 per share; 370 shares authorized, 7 and 5 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	346	346
Series J Convertible Redeemable Preferred stock, par value $0.001 per share; 160 shares authorized, 17 and 15 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,857	1,857
Total mezzanine equity	2,203	2,203
Stockholders' equity (deficit):
Common stock, par value $0.001 per share; 180,000 shares authorized, 33,406 and 3,416 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	33	3
Additional paid-in capital	322,380	317,103
Accumulated other comprehensive loss	(659)	(553)
Accumulated deficit	(326,083)	(316,800)
Total stockholders' equity (deficit)	(4,329)	(247)
Total liabilities, convertible redeemable preferred stock and stockholders' equity (deficit)	$30,641	$35,101

See accompanying notes to condensed consolidated financial statements.

BIOLASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net revenue	$11,555	$14,286	$21,687	$24,753
Cost of revenue	6,946	8,168	13,741	15,299
Gross profit	4,609	6,118	7,946	9,454
Operating expenses:
Sales and marketing	3,694	6,189	7,077	10,812
General and administrative	3,064	2,357	6,260	4,815
Engineering and development	1,071	1,444	2,354	2,991
Total operating expenses	7,829	9,990	15,691	18,618
Loss from operations	(3,220)	(3,872)	(7,745)	(9,164)
Loss on foreign currency transactions	(112)	(235)	(208)	(215)
Interest expense, net	(586)	(583)	(1,208)	(1,160)
Other income (loss), net	1,140	(147)	(82)	(147)
Non-operating income (loss), net	442	(965)	(1,498)	(1,522)
Loss before income tax provision	(2,778)	(4,837)	(9,243)	(10,686)
Income tax provision	(20)	(31)	(40)	(31)
Net loss	(2,798)	(4,868)	(9,283)	(10,717)
Other comprehensive loss items:
Foreign currency translation adjustments	(20)	39	(106)	119
Comprehensive loss	$(2,818)	$(4,829)	$(9,389)	$(10,598)

Net loss	$(2,798)	$(4,868)	$(9,283)	$(10,717)
Deemed dividend on convertible preferred stock	—	(9,377)	—	(9,377)
Net loss attributable to common stockholders	$(2,798)	$(14,245)	$(9,283)	$(20,094)

Net loss per share attributable to common stockholders:
Basic and Diluted - Note 1	$(0.08)	$(26.14)	$(0.36)	$(45.98)
Shares used in the calculation of net loss per share:
Basic and Diluted - Note 1	33,391	545	25,616	437

See accompanying notes to condensed consolidated financial statements.

BIOLASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited, In thousands)

	Mezzanine Equity				Stockholders' Equity (Deficit)
	Series H Convertible Redeemable Preferred Stock		Series J Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance, March 31, 2024	5	$346	16	$1,857	33,257	$33	$321,957	$(639)	$(323,285)	$(1,934)
Sale of common stock units and pre-funded units, net of fees	—	—	—	—	—	—	2	—	—	2
Paid-in-kind dividend on Series H Convertible Redeemable Preferred Stock	2	—	—	—	—	—	—	—	—	—
Conversion of Series J Convertible Redeemable Preferred Stock	—	—	(5)	(528)	138	—	528	—	—	528
Paid-in-kind dividend on Series J Convertible Redeemable Preferred Stock	—	—	1	—	—	—	—	—	—	—
Exercise of Series J Convertible Redeemable Preferred Stock Warrants	—	—	5	528	—	—	(164)	—	—	(164)
Issuance of stock from RSUs, net	—	—	—	—	11	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	57	—	—	57
Net loss	—	—	—	—	—	—	—	—	(2,798)	(2,798)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(20)	—	(20)
Balance, June 30, 2024	7	$346	17	$1,857	33,406	$33	$322,380	$(659)	$(326,083)	$(4,329)

Balances, December 31, 2023	5	$346	15	$1,857	3,416	$3	$317,103	$(553)	$(316,800)	$(247)
Sale of common stock units and pre-funded units, net of fees	—	—	—	—	7,795	8	2,778	—	—	2,786
Exercise of Class A Warrants	—	—	—	—	13,063	13	1,976	—	—	1,989
Paid-in-kind dividend on Series H Convertible Redeemable Preferred Stock	2	—	—	—	—	—	—	—	—	—
Conversion of Series J Convertible Redeemable Preferred Stock	—	—	(5)	(528)	138	—	528	—	—	528
Paid-in-kind dividend on Series J Convertible Redeemable Preferred Stock	—	—	2	—	—	—	—	—	—	—
Exercise of Series J Convertible Redeemable Preferred Stock Warrants	—	—	5	528	—	—	(164)	—	—	(164)
Issuance of stock from RSUs, net	—	—	—	—	15	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	159	—	—	159
Exercise of common stock warrants	—	—	—	—	8,979	9	—	—	—	9
Net loss	—	—	—	—	—	—	—	—	(9,283)	(9,283)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(106)	—	(106)
Balance, June 30, 2024	7	$346	17	$1,857	33,406	$33	$322,380	$(659)	$(326,083)	$(4,329)

See accompanying notes to condensed consolidated financial statements.

BIOLASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Mezzanine Equity				Stockholders' Equity (Deficit)
	Series H Convertible Redeemable Preferred Stock		Series I Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Loss	Deficit	Equity (Deficit)
Balance, March 31, 2023	—	$—	—	$—	263	$—	$310,828	$(653)	$(302,017)	$8,158
Issuance of Series H Convertible Preferred Stock, net of fees	175	10,500	—	—	—	—	(7,762)	—	—	(7,762)
Exercise of Series H Convertible Preferred Stock Warrants	20	1,200	—	—	—	—	(430)	—	—	(430)
Conversion of Series H Convertible Preferred Stock	(183)	(10,980)	—	—	655	1	10,979	—	—	10,980
Issuance of Series I Redeemable Preferred Stock	—	—	85	—	—	—	—	—	—	—
Issuance of stock from RSUs, net	—	—	—	—	1	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	404	—	—	404
Exercise of common stock warrants	—	—	—	—	100	—	100	—	—	100
Net loss	—	—	—	—	—	—	—	—	(4,868)	(4,868)
Foreign currency translation adjustment	—	—	—	—	—	—	—	39	—	39
Balance, June 30, 2023	12	$720	85	$—	1,019	$1	$314,119	$(614)	$(306,885)	$6,621

Balances, December 31, 2022	—	$—	—	$—	77	$—	$301,790	$(733)	$(296,168)	$4,889
Sale of common stock and pre-funded warrants, net of fees	—	—	—	—	172	—	8,503	—	—	8,503
Issuance of Series H Convertible Preferred Stock, net of fees	175	10,500	—	—	—	—	(7,762)	—	—	(7,762)
Exercise of Series H Convertible Preferred Stock Warrants	20	1,200	—	—	—	—	(430)	—	—	(430)
Conversion of Series H Convertible Preferred Stock	(183)	(10,980)	—	—	655	1	10,979	—	—	10,980
Issuance of Series I Redeemable Preferred Stock	—	—	85	—	—	—	—	—	—	—
Issuance of stock from RSUs, net	—	—	—	—	1	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	925	—	—	925
Exercise of common stock warrants	—	—	—	—	114	—	114	—	—	114
Net loss	—	—	—	—	—	—	—	—	(10,717)	(10,717)
Foreign currency translation adjustment	—	—	—	—	—	—	—	119	—	119
Balance, June 30, 2023	12	$720	85	$—	1,019	$1	$314,119	$(614)	$(306,885)	$6,621

See accompanying notes to condensed consolidated financial statements.

BIOLASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(9,283)	$(10,717)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	1,310	1,573
Provision for bad debts	86	42
Provision for inventory excess and obsolescence	76	—
Amortization of debt issuance costs	242	214
Change in fair value of warrants	(514)	(78)
Issuance costs for common stock warrants	830	224
Stock-based compensation	67	775
Gain on disposal of fixed assets	(232)	—
Changes in operating assets and liabilities:
Accounts receivable	555	82
Inventory	374	(163)
Prepaid expenses and other current assets	734	713
Accounts payable and accrued liabilities	(527)	(1,903)
Deferred revenue	(390)	18
Net cash and cash equivalents used in operating activities	(6,672)	(9,220)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(27)	(944)
Proceeds from disposal of property, plant, and equipment	284	—
Net cash and cash equivalents provided by (used in) investing activities	257	(944)
Cash Flows from Financing Activities:
Proceeds from the sale of common stock and pre-funded warrants, net of fees	2,786	8,502
Proceeds from the sale of Series H Convertible Preferred Stock, net of fees	—	2,738
Proceeds from the sale of warrants, net of fees	3,020	918
Principal payment on loan	(865)	—
Proceeds from the exercise of common stock warrants	8	115
Proceeds from the exercise of preferred share warrants	270	520
Net cash and cash equivalents provided by financing activities	5,219	12,793
Effect of exchange rate changes	(98)	120
(Decrease) increase in cash and cash equivalents	(1,294)	2,749
Cash and cash equivalents, beginning of period	6,566	4,181
Cash and cash equivalents, end of period	$5,272	$6,930
Supplemental cash flow disclosure:
Cash paid for interest	$968	$930
Cash received for interest	$3	$5
Cash paid for income taxes	$42	$12
Cash paid for operating leases	$157	$159
Non-cash property, plant and equipment additions acquired under inventory	$78	$—
Common stock issued upon cashless warrant exercise	$1,989	$—
Common stock issued upon exercise of preferred stock	$528	$10,980
Non-cash right-of-use assets obtained in exchange for lease obligation	$—	$483

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

The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the full year. The December 31, 2023 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in included in BIOLASE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2024 (the “2023 Form 10-K”).

Reverse Stock Split

At the annual meeting of stockholders held on May 2, 2024 (the "2024 Annual Meeting"), BIOLASE stockholders approved an amendment to BIOLASE’s Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), to effect a reverse stock split of BIOLASE common stock, par value $0.001 per share (the “common stock”), at a ratio between one-for-two (1:2) and one-for-fifty (1:50) with the ratio to be determined at the discretion of the Board. No official action has been taken to put this reverse stock into effect.

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

Liquidity and Management’s Plans - Going Concern

The Company incurred losses from operations and used cash in operating activities for the three and six months ended June 30, 2024 and for the years ended December 31, 2023 and 2022. The Company’s recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, especially in light of the fact that our common stock is no longer traded on the Nasdaq, which makes it harder to attract investors and limits the types of financings that can be conducted, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of June 30, 2024, the Company had working capital deficit of approximately $9.1 million with the deficit primarily due to the SWK Loan that is set to mature in May 2025. The Company’s principal sources of liquidity as of June 30, 2024 consisted of approximately $5.3 million in cash and cash equivalents and $4.8 million of net accounts receivable. As of December 31, 2023, the Company had working capital of approximately $5.2 million, $6.6 million in cash and cash equivalents and $5.5 million of net accounts receivable. The decrease in cash and cash equivalents since December 31, 2023 was primarily due to a net loss of $9.3 million and principal payments on the Company's term loan of $0.9 million, partially offset by net proceeds of $5.8 million from the February 2024 public offering and $0.3 million in proceeds from the disposal of property, plant, and equipment.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management, is discussed in the Company’s 2023 audited financial statements included in the 2023 Form 10-K. Management believes that there have been no significant changes during the six months ended June 30, 2024 in the Company’s critical accounting policies from those disclosed in the Company’s 2023 audited financial statements included in the 2023 Form 10-K.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the three and six months ended June 30, 2024 and 2023, respectively, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

Revenue from products and services transferred to customers at a single point in time accounted for 85% of net revenue for the three and six months ended June 30, 2024 and 90% for the three and six months ended June 30, 2023. The majority of the Company’s revenue recognized at a point in time is for the sale of laser systems and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 15% of net revenue for the three and six months ended June 30, 2024 and 10% for the three and six months ended June 30, 2023. The majority of the Company’s revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $0.4 million as of June 30, 2024 and December 31, 2023.

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

	June 30,	December 31,
	2024	2023
Undelivered elements (training and installation)	$407	$449
Extended warranty contracts	1,911	2,259
Total deferred revenue	2,318	2,708
Less: long-term portion of deferred revenue	(186)	(256)
Deferred revenue — current	$2,132	$2,452

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at June 30, 2024 and December 31, 2023.

The amount of revenue recognized during the six months ended June 30, 2024 and 2023 that was included in the opening contract liability balance related to undelivered elements was $0.4 million and $0.3 million, respectively. The amounts related to extended warranty contracts was $0.9 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States	$8,240	$10,741	$14,930	$17,499
International	3,315	3,545	6,757	7,254
Net revenue	$11,555	$14,286	$21,687	$24,753

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue recognized over time	$1,713	$1,415	$3,201	$2,584
Revenue recognized at a point in time	9,842	12,871	18,486	22,169
Net revenue	$11,555	$14,286	$21,687	$24,753

The Company’s sales by end market were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
End-customer	$8,240	$10,741	$14,930	$17,499
Distributors	3,315	3,545	6,757	7,254
Net revenue	$11,555	$14,286	$21,687	$24,753

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

NOTE 4—CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

The Board, without further stockholder authorization, may authorize the issuance from time to time of up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, as of June 30, 2024, 370,000 shares were designated as Series H, par value $0.001 per share, 160,000 shares were designated as Series J, par value $0.001 per share, and 125,000 shares were designated as Series I, par value $0.001 per share.

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

The Series J Convertible Preferred Stock was issued at a discount with the total redemption value of the Series J Convertible Preferred Shares and PIK Dividends of $10.3 million. The redemption value in excess of the net proceeds received allocated to the Series J Convertible Preferred Shares was $7.6 million and was recognized as a decrease in additional paid-in-capital at the commitment date. Upon conversion of Series J Warrants to Series J Convertible Preferred shares, the value of the Series J Convertible Preferred Stock issued is the stated value per share plus the PIK dividend. The redemption value in excess of the net proceeds received from the exercise of warrants and the fair value of such warrants is recognized as a decrease in additional paid-in-capital at the conversion date.

As of June 30, 2024, 14,960 of the Series J Warrants have been exercised for 7,480 shares of Series J Convertible Preferred Stock, 5,621 shares of Series J Convertible Preferred Stock have been issued as part of PIK dividends, and 70,965 shares of Series J Convertible Preferred Stock were converted to approximately 2.2 million shares of common stock. During the six months ended June 30, 2024 9,000 of the Series J Warrants were exercised and 4,500 shares of the Series J Convertible Preferred Stock were converted. As of June 30, 2024, there are 17,136 Series J Convertible Preferred Stock outstanding.

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

Series H Preferred Stock

On May 24, 2023, the Company consummated the sale of 175,000 Units (the "Units") with each Unit consisting of (A) one share of BIOLASE Series H Convertible Redeemable Preferred Stock, par value $0.001 per share and a stated value equal to $50.00 (the “Series H Convertible Preferred Stock”), and (B) one warrant (the “Series H Warrants”) to purchase one-half of one (0.50) share of Series H Convertible Preferred Stock, at a price to the public of $26.00 per Unit, less underwriting discounts and commissions. The public offering price of $26.00 per Unit reflects the issuance of the Series H Convertible Preferred Stock with an original issue discount of 48%. The Company filed a registration statement on Form S-1 in May 2023, which registered the Units, the Series H Convertible Preferred Stock, the Series H Warrants and the shares of Series H Convertible Preferred Stock and common stock underlying such securities and additional shares of Series H Convertible Preferred Stock that will be issued, if and when the Board declares such dividends, as paid in-kind dividends (“PIK dividends”) at a rate of 20% and the shares of Common Stock issuable upon conversion of the Series H Convertible Preferred Stock issued as PIK dividends. The registration statement was declared effective on May 24, 2023 and the offering closed on May 26, 2023. Each Series H Warrant has an exercise price of $13.00 per share, is exercisable for one-half of one (0.5) share of Series H Convertible Preferred Stock, is immediately exercisable and will expire two (2) years from the date of issuance.

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

Gross proceeds from the offering were $4.6 million before broker fees and related expenses of approximately $0.9 million. In accordance with applicable accounting standards, the $4.6 million gross proceeds were allocated to the Series H Convertible Preferred Stock and the Series H Warrants in the amount of $3.4 million and $1.2 million, respectively. The allocation was based on the fair value of the Series H Warrants of $1.2 million as of the commitment date, with the residual proceeds of $3.4 million allocated to the Series H Convertible Preferred Stock. Net proceeds allocated to the Series H Convertible Preferred Stock and Series H Warrants was $2.7 million and $1.0 million, respectively.

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

The Series H Convertible Preferred Stock was issued at a discount with the total redemption value of the Series H Convertible Preferred Shares and PIK Dividends of $10.5 million. The redemption value in excess of the net proceeds received allocated to the Series H Convertible Preferred Stock was $7.8 million and was recognized as a decrease in additional paid-in-capital at the commitment date. Upon conversion of Series H Warrants to Series H Convertible Preferred Stock, the value of the Series H Convertible Preferred Stock issued is the stated value per share plus the PIK dividend. The redemption value in excess of the net proceeds received from the exercise of warrants and the fair value of such warrants is recognized as a decrease in additional paid-in-capital at the conversion date.

As of June 30, 2024, 40,000 of the Series H Warrants have been exercised for 20,000 shares of Series H Convertible Preferred Stock, 1,923 shares of Series H Convertible Preferred Stock have been issued as part of PIK dividends, and 190,000 shares of Series H Convertible Preferred Stock have been converted to approximately 0.7 million shares of common stock. There has been no exercises of Series H Warrants or conversion of Series H Convertible Preferred Stock during the six months ended June 30, 2024. As of June 30, 2024, there are 6,923 Series H Convertible Preferred Stock outstanding.

The mezzanine classified Series H Convertible Preferred Stock are presented at their maximum redemption value that includes accretion related to the PIK dividends.

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2017, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, directors of the Company, and consultants to the Company. As of June 30, 2024, a total of 1,244 shares have been authorized for issuance under the 2002 Plan, of which approximately 908 shares of common stock have been issued pursuant to options that were exercised and restricted stock units ("RSUs") that were vested, approximately 138 shares of common stock have been reserved for options that are outstanding, and no shares of common stock remain available for future grants.

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

Under the terms of the 2018 Plan, approximately 58,815 shares of common stock remain available for issuance as of June 30, 2024. As of June 30, 2024, a total of 112,268 shares of common stock have been authorized for issuance under the 2018 Plan, of which approximately 22,954 shares have already been issued and approximately 30,499 shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options or stock appreciation rights ("SARs"), and/or settlement of unvested RSUs under the 2018 Plan.

The Company recognized stock-based compensation gain of $0.1 million and expense of $0.1 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.8 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and 2023, the Company had approximately $0.1 million and $1.0 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that expense to be recognized over a weighted-average period of 1.3 years.

The following table summarizes the statement of operations classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of revenue	$—	$5	$—	$23
Sales and marketing	49	105	71	302
General and administrative	(95)	(25)	(3)	405
Engineering and development	—	(1)	(1)	45
Total	$(46)	$84	$67	$775

Stock Option Activity

There were no option grants or exercises during the six months ended June 30, 2024 and 2023.

Restricted Stock Units

A summary of unvested RSU activity for the six months ended June 30, 2024 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs as of December 31, 2023	44	$18.50
Vested	(27)	$19.80
Forfeited or cancelled	(6)	$19.51
Unvested RSUs as of June 30, 2024	11	$34.68

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

Based on the terms and conditions of the February 2024 Offering, the Company determined that liability classification was appropriate for the Class A Common Warrants and Class B Common Warrants and recognized the gross proceeds from the issuance allocated to the warrants in excess of par of $3.7 million in accrued liabilities and expensed issuance costs of $0.6 million allocated to the warrants. The Class A Common Warrants were valued using either a long stock position plus a long call position or a Black-Scholes call option model which was deemed appropriate given the warrants can be exercised via the stated exercise price, or an alternative cashless exercise for 0.95 shares per warrant, with a fair value that approximates 95% of the current stock price. The unobservable inputs utilized in determining the fair value of the Class A Common Warrants, which are categorized as a Level 3 instrument, is the volatility rate of 85%. The Class B Common Warrants were valued using a Monte Carlo simulation. The unobservable inputs utilized in determining the fair value of the Class B Common Warrants, which are categorized as a Level 3 instrument, is the volatility rate of 85% as well as the probability of a future financing event.

Pursuant to that certain Securities Purchase Agreement, dated December 6, 2023, by and between the Company and the investor (the “Investor”) named in the signature page thereto (the “December 2023 Purchase Agreement”), the Company agreed, among other things, pursuant to Section 4.12 thereof not to enter into a Variable Rate Transaction (as defined in the December 2023 Purchase Agreement) for a period of one-hundred and eighty (180) days following the closing date of that offering (or June 5, 2024) (the “VRT Prohibition”). In order to induce the Investor to agree to waive the VRT Prohibition to enable the Company to effect the Offering, the Company and the Investor entered into a Consent and Waiver, dated February 12, 2024 (the “Consent and Waiver”), whereby the Company agreed to issue to the Investor a new warrant to purchase up to 2,221,880 shares of Common Stock (the “Investor Warrant”), which Investor Warrant is in a form substantially identical to the Class B Common Warrants that is described above. The Investor Warrants will be exercisable commencing on the effective date of stockholder approval for the issuance of the shares of Common Stock issuable upon exercise of the Investor Warrants and will expire on the fifth anniversary of such stockholder approval date.

Based on the terms and conditions of the Investor Warrant, the Company determined that liability classification was appropriate for the warrants and recognized a liability of $0.2 million in accrued liabilities at the date of issuance and expensed as issuance costs.

December 2023 Registered Direct Offering

On December 6, 2023, the Company entered into a Securities Purchase Agreement with a single institutional investor Purchaser, pursuant to which the Company issued in a registered direct offering, 331,000 shares of the Company’s common stock, and pre-funded warrants to purchase 779,940 shares of Common Stock with an exercise price of $0.001 per share, and in a concurrent private placement, warrants to purchase an aggregate of 2,221,880 shares of Common Stock with an initial exercise price of $1.23. The combined purchase price for one Share and two Common Warrants was $1.23, and the combined purchase price for one Pre-Funded Warrant and two Common Warrants was $1.229. The Company received gross proceeds of approximately $1.4 million, before deducting underwriting discounts and commissions, estimated offering expenses, and before the exercise of warrants. In connection with the closing of the February 2024 Offering, the exercise price of these warrants was reduced to $0.2256 per share due to certain anti-dilution provisions in these warrants.

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

A summary of the share equivalent of warrant activity for the six months ended June 30, 2024 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding as of December 31, 2023	4,323	$11.88
Granted or Issued	42,427	$0.57
Exercised	(22,874)	$—
Warrants outstanding as of June 30, 2024	23,876	$2.52
Warrants exercisable as of June 30, 2024	23,876	$2.52
Vested warrants expired during the period ended June 30, 2024	—	$—

The following tables summarize the Company's stock warrants measured at fair value (level 3) on a recurring basis:

	December 31,			Fair Value	June 30,
	2023	Additions	Exercises	Adjustment	2024
Series H Warrants	$620	$—	$—	$56	$676
Series J Warrants	743	—	(95)	(16)	632
Class A Warrants	—	2,280	(1,960)	(106)	214
Class B Warrants	—	1,379	—	(419)	960
Investor Warrants	—	192	—	(58)	134
Total Level 3	$1,363	$3,851	$(2,055)	$(543)	$2,616

Phantom Awards and Stock Appreciation Rights

In 2021, 2022 and 2023 the Company granted phantom RSUs which were granted in lieu of stock-settled RSUs historically granted for leadership bonuses and non-employee director service. The phantom RSUs had either time-based or performance-based vesting conditions and a cash settlement date in 2024 with the Company's option to settle the award in common stock at the sole discretion of the Board. At inception, these phantom RSUs were included as a component of long-term liability on the consolidated balance sheet and were not considered stock-based compensation due to the cash-settlement feature of the award and the then current limitation on the number of remaining shares authorized for issuance. In 2022, as a result of the Reverse Stock Split, the phantom awards were reclassed to equity and included as a component of additional paid-in-capital in the amount of $0.1 million, with a portion remaining as a component of long-term liability on the consolidated balance sheet due to certain guaranteed minimums, and the expense subsequent to the remeasurement date considered stock-based compensation. As of December 31, 2023, approximately

2,113 of these phantom RSUs were cancelled due to non-achievement of performance metrics, and during the three months ended March 31, 2024 an additional 828 units were cancelled due to non-achievement. As of March 31, 2024, the Board approved settlement of the remaining 291 phantom RSUs with time-based vesting conditions in quarterly cash installments through April 2025 in the aggregate amount of $0.6 million. As of June 30, 2024, $0.5 million was included in accrued liabilities on the consolidated balance sheet. As of December 31, 2023, $0.5 million was included in accrued liabilities and $0.2 million was included in additional paid-in-capital on the consolidated balance sheet

As of June 30, 2024, there are approximately 236 outstanding SARs granted in 2021 in lieu of stock-settled RSUs historically granted for non-employee director service. Upon exercise, the SARs could be settled in cash with the Company's option to settle in common stock at the sole discretion of the Board. These SARs were fully vested in 2022. No expense was recognized during the six months ended June 30, 2024 and 2023, respectively.

Net Loss Per Share – Basic and Diluted

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of BIOLASE common stock outstanding for the period. In computing diluted net loss per share, the weighted average number of shares of common stock outstanding is adjusted to reflect the effect of potentially dilutive securities. Net loss is adjusted for any deemed dividends to preferred stockholders to compute net income attributable to common stockholders. The February 2024 Pre-Funded Warrants were included in the calculation of basic and diluted loss per share for the six months ended June 30, 2024 as the underlying warrant shares are issuable for little or no cash consideration. The January 2023 Pre-Funded Warrants were included in the calculation of basic and diluted loss per share for the three and six months ended June 30, 2023 as the underlying warrant shares are issuable for little or no cash consideration.

Outstanding stock options, restricted stock units, preferred shares, and warrants to purchase approximately 24,456,808 and 366,154 shares were not included in the calculation of diluted net loss per share amounts for the periods ended June 30, 2024 and June 30, 2023, respectively, as their effect would have been anti-dilutive.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$5,528	$6,168
Work-in-process	1,514	1,299
Finished goods	3,862	3,966
Inventory	$10,904	$11,433

Inventory has been reduced by estimates for excess and obsolete amounts totaling $2.3 million as of June 30, 2024 and $2.5 million as of December 31, 2023.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	June 30,	December 31,
	2024	2023
Building	$199	$205
Leasehold improvements	1,251	1,251
Equipment and computers	14,467	14,628
Furniture and fixtures	519	519
Construction in progress	—	92
Total property, plant, and equipment before depreciation and land	16,436	16,695
Less: Accumulated depreciation	(12,328)	(11,330)
Total property, plant, and equipment, net before land	4,108	5,365
Land	155	160
Property, plant, and equipment, net	$4,263	$5,525

Depreciation expense related to property, plant, and equipment totaled $0.7 million and $1.3 million for the three and six months ended June 30, 2024 and $1.4 million and $1.6 million for the three and six months ended June 30, 2023.

During the three months ended June 30, 2023, the Company revised its accounting for laser equipment transferred as part of its marketing efforts to potential customers and other sales representatives without any payment. As a result, a cumulative adjustment of $0.8 million was recorded to depreciation expense in the three and six months ended June 30, 2023.

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of September 30, 2023 and determined that there was no impairment. The Company also tests its intangible assets and goodwill between the annual impairment tests if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. For intangible assets subject to amortization, the Company performs its impairment test when indicators, such as reductions in demand or significant economic slowdowns, are present. During the fourth quarter ended December 31, 2023, due to the sustained decrease in the stock price of the common stock decreasing the implied fair value of the business, the Company performed a quantitative assessment of impairment over goodwill and determined that there was no impairment to the Company's goodwill. Goodwill was valued using an equally weighted income approach and market approach. The unobservable inputs utilized in determining the fair value of the goodwill, which is categorized as a Level 3 instrument, are the discount rate of 19.1% and various revenue growth rates utilized in the financial forecast of future cash flows.

As of June 30, 2024 and December 31, 2023, the Company had goodwill (indefinite life) of $2.9 million. As of June 30, 2024 and December 31, 2023, all intangible assets subject to amortization have been fully amortized and there was no amortization expense recognized during the three and six months ended June 30, 2024 and 2023.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2024	2023
Payroll and benefits	$3,640	$3,343
Warranty accrual, current portion	1,000	1,321
Operating lease liability	904	888
Accrued professional services	994	422
Taxes	349	452
Accrued insurance premium	161	473
Other	614	619
Accrued liabilities	$7,662	$7,518

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties are included within accrued liabilities and were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance, beginning of period	$1,891	$1,855	$1,914	$1,653
Provision for estimated warranty cost	808	802	1,487	1,960
Warranty expenditures	(856)	(885)	(1,558)	(1,841)
Balance, end of period	1,843	1,772	1,843	1,772
Less: long-term portion of warranty accrual	843	397	843	397
Current portion of warranty accrual	$1,000	$1,375	$1,000	$1,375

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

NOTE 9—DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	June 30,	December 31,
	2024	2023
SWK Loan	$13,695	$14,560
EIDL Loan	150	150
Discount and debt issuance costs on SWK Loan	(420)	(663)
Total	13,425	14,047
Current term loans	13,275	2,265
Non current term loans, net of discount	$150	$11,782

The Company recognized approximately $0.6 million and $1.2 million in interest expense for the three and six months ended June 30, 2024, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2023, respectively. The weighted-average interest rate as of June 30, 2024 was 14.59%.

The future minimum principal and interest payments as of June 30, 2024 are as follows (in thousands):

	Principal	Interest (1)
Remainder of 2024	$1,400	$896
2025	12,295	842
2026	—	9
2027	3	6
2028 and thereafter	147	83
Total future payments	$13,845	$1,836

(1) Estimated using London Interbank Bank Offered Rate (“LIBOR”) as of June 30, 2024

Term Loan

On November 9, 2018, the Company entered into a five-year secured Credit Agreement (as amended, restated, and supplemented from time to time, the “Credit Agreement”) with SWK Funding LLC (“SWK”), pursuant to which the Company has outstanding principal of $13.3 million (“SWK Loan”) as of June 30, 2024. In addition, pursuant to the Credit Agreement, the Company is required to pay certain exit fees totaling $1.4 million upon loan termination which are recorded as a debt premium. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement and subsequent amendments as discussed in the Company’s 2023 Form 10-K, repayment of the SWK Loan is interest-only for the first two years, paid quarterly with the option to extend the interest-only period. Principal repayments were to begin in the first quarter of 2021. On June 30, 2022 the Company entered into the ninth amendment to the Credit Agreement (the "Ninth Amendment"), which extended the interest-only period by two quarters from May 2023 to November 2023. On December 30, 2022, the Company entered into the tenth amendment to the Credit Agreement, which lowered the required minimum consolidated unencumbered liquid assets from $3 million to $2.5 million and removed the conditional minimum last twelve months aggregate revenue and EBITDA as of the end of the twelve-month period ended December 31, 2022. On November 15, 2023, the Company entered into the Eleventh Amendment to Credit Agreement, which reduced the principal amortization payments due on November 15, 2023 and February 15, 2024 to $165,000, reduced the required minimum consolidated unencumbered liquid assets to $1.5 million through and including December 30, 2023 and to $2.5 million thereafter, and reduced the required minimum consolidated unencumbered liquid assets to $3.5 million as of the last day of any fiscal quarter beginning with the period ending March 31, 2024. In connection with the Ninth Amendment, the Company prepaid $1.0 million of the outstanding loan balance. Principal repayments began in November 2023 and are $0.7 million quarterly after February 2024 until the SWK Loan matures in May 2025. The loan bears interest of 9% plus LIBOR with a floor of 1.25%, or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists.

During the three months ended June 30, 2024 all remaining long-term balances related to the SWK Loan were reclassified to current liabilities due to the loan maturity date of May 31, 2025.

As of June 30, 2024, the Company was in compliance with the debt covenants of the Credit Agreement.

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

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cash paid for operating lease liabilities	$80	$92	$157	$159
Right-of-use assets obtained in exchange for new operating lease obligations	$—	$19	$—	$483
Weighted-average remaining lease term	1.4 years	2.3 years	1.4 years	2.3 years
Weighted-average discount rate	12.3%	12.3%	12.3%	12.3%

Lease expense consists of payments for real property, office copiers, and IT equipment. The Company recognizes payments for non-lease components such as common area maintenance in the period incurred. As of June 30, 2024, the Company had no significant leases that had not commenced.

The Company allocates lease cost amongst lease and non-lease components. The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities as of June 30, 2024 for leases that have commenced are as follows (in thousands):

June 30,
2024	$919
2025	410
2026	1
2027	—
2028 and thereafter	—
Total future minimum lease obligations	1,330
Less imputed interest	(111)
Total lease liabilities	$1,219

Current operating lease liabilities, included in accrued liabilities	$904
Non current lease liabilities	315
Total lease liabilities	$1,219

As of June 30, 2024, right-of-use assets were $1.1 million and lease liabilities were $1.2 million.

Rent expense totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2024 and $0.3 million and $0.6 million for the three and six months ended June 30, 2023.

Future minimum rental commitments under lease agreements, as of June 30, 2024, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

Year Ended
December 31,
Remainder of 2024	$510
2025	817
2026	3
2027	—
2028 and thereafter	—
Total future minimum lease obligations	1,330
Less imputed interest	(111)
Total lease liabilities	$1,219

NOTE 11—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three and six months ended June 30, 2024, sales to customers in the United States accounted for approximately 71% and 69% of net revenue and international sales accounted for approximately 29% and 31% of net revenue, respectively. For the three and six months ended June 30, 2023, sales to customers in the United States accounted for approximately 75% and 71% of net revenue and international sales accounted for approximately 25% and 29% of net revenue, respectively. No individual country, other than the United States, represented more than 10% of total net revenue during the three and six months ended June 30, 2024 or 2023.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
United States	$8,240	$10,741	$14,930	$17,499
International	3,315	3,545	6,757	7,254
Net revenue	$11,555	$14,286	$21,687	$24,753

Property, plant, and equipment by geographic location was as follows (in thousands):

	June 30,	December 31,
	2024	2023
United States	$4,035	$5,283
International	228	242
Total	$4,263	$5,525

NOTE 12—CONCENTRATIONS

Revenue from the Company’s products are as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
Laser systems	$6,007	52.0%	$8,754	61.3%	$11,182	51.6%	$15,019	60.7%
Consumables and other	3,835	33.2%	4,117	28.8%	7,304	33.6%	7,150	28.9%
Services	1,713	14.8%	1,415	9.9%	3,201	14.8%	2,584	10.4%
Net revenue	$11,555	100.0%	$14,286	100.0%	$21,687	100.0%	$24,753	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and six months ended June 30, 2024 or 2023.

The Company maintains its cash and cash equivalents in money market investment accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

As of June 30, 2024, accounts receivable from one customer totaled approximately 12% of total gross accounts receivable with the entire balance being current. As of December 31, 2023 accounts receivable from one customer totaled approximately 11% of total gross accounts receivable which has been partially received in 2024 and partially reserved for uncollectibility as of June 30, 2024.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and six months ended June 30, 2024 and 2023. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three and six months ended June 30, 2024, the Company recorded an income tax provision of $20,000 and $40,000 resulting in an effective tax rate of 0.7% and 0.4%, respectively. During the three and six months ended June 30, 2023, the Company recorded an income tax provision of $31,000, resulting in an effective tax rate of 0.6% and 0.3%, respectively. The income tax provisions for the three and six months ended June 30, 2024 and 2023 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

NOTE 14—SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after June 30, 2024 through August 8, 2024, which is the date that the condensed consolidated financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure, other than those described below.

On July 16, 2024, the Company issued an aggregate of 3,190,476 shares of its common stock, par value $0.001 per share, in exchange for (i) 2,546 shares of the Company’s Series J Convertible Redeemable Preferred Stock, par value $0.001 per share (the "Series J Preferred Stock"), and (ii) 8,000 Series J Preferred Warrants to purchase 4,000 shares of Series J Preferred Stock, pursuant to the terms of that certain Exchange Agreement entered into on July 16, 2024 by the Company and the investor named therein.

The Company issued common stock to the Investor in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 3(a)(9) thereof. The shares of Common Stock issued upon exchange of the Series J Preferred Stock and Series J Preferred Warrants have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements. No proceeds have been or will be received and no commissions have been or will be paid by the Company in connection with the exchange described herein.

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
•
losses that we have experienced for each of the past several years;
•
our inability to meet our redemption obligations under the existing convertible redeemable preferred stock;
•
our failure to relist our common stock on a national exchange or maintain compliance with the requirements of the OTCQB;
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

We also manufacture and sell consumable products and accessories for our laser systems. Our Waterlase and diode systems use disposable laser tips of differing sizes and shapes depending on the procedure being performed. We also market flexible fibers and hand pieces that dental practitioners replace at some point after initially purchasing laser systems. For our Epic line of diode laser systems, we sell teeth whitening gel kits. During the quarter ended June 30, 2024, the sale of lasers accounted for approximately 52% of our total sales, and consumables, accessories, and services accounted for approximately 48% of our total sales.

We currently operate in a single reportable business segment. We had net revenues of $11.6 million and $21.7 million for the three and six months ended June 30, 2024, respectively and net revenues of $14.3 million and $24.8 million for the three and six months ended June 30, 2023, respectively. We had net losses of $2.8 million and $9.3 million for the three and six months ended June 30, 2024, respectively and $4.9 million and $10.7 million for the three and six months ended June 30, 2023. We had total assets of $30.6 million as of June 30, 2024 and $35.1 million as of December 31, 2023.

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

The Company experienced revenue decline of 19% and 12% for the three and six months ended June 30, 2024, respectively, compared to the same period in 2023. The Company is currently forecasting revenue for fiscal year 2024 to be above fiscal year 2023, as the Company's strategy described above continues to generate sales to new customers and additional consumable sales to existing customers.

Recent Developments

Nasdaq delisting

On June 17, 2024, Nasdaq notified the Company that the Nasdaq Hearings Panel determined to delist the Company’s common stock and that trading of the Company’s securities would be suspended at the open of trading on June 20, 2024. Nasdaq completed the delisting by filing a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission.

As previously reported, the Nasdaq Listing Qualifications Staff notified the Company that it was in violation of the bid price requirement of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) and the equity requirement in Listing Rule 5550(b)(1) (the “Equity Rule”) or any of the alternative requirements in Listing Rule 5550(b). The Company appeared before the Panel on June 4, 2024 and at the hearing, the Company’s senior management and outside advisors outlined the Company’s compliance plan for the Panel, which included the Company’s plans to regain compliance with the Bid Price Rule (i.e., meet the minimum closing bid price requirement of $1.00) and the Equity Rule (i.e., maintain a stockholders’ equity of at least $2.5 million).

The Company began trading under its current trading symbol "BIOL" on the OTC Markets (OTCQB) with the open of the markets on June 20, 2024. The Company plans to continue to file its required periodic reports and other filings with the SEC.

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

Pursuant to that certain Securities Purchase Agreement, dated December 6, 2023, by and between the Company and the investor (the “Investor”) named in the signature page thereto (the “December 2023 Purchase Agreement”), the Company agreed, among other things, pursuant to Section 4.12 thereof not to enter into a Variable Rate Transaction (as defined in the December 2023 Purchase Agreement) for a period of one-hundred and eighty (180) days following the closing date of that offering (or June 5, 2024) (the “VRT Prohibition”). In order to induce the Investor to agree to waive the VRT Prohibition to enable the Company to effect the Offering, the Company and the Investor entered into a Consent and Waiver, dated February 12, 2024 (the “Consent and Waiver”), whereby the Company agreed to issue to the Investor a new warrant to purchase up to 2,221,880 shares of Common Stock (the “Investor Warrant”), which Investor Warrant is in a form substantially identical to the Class B Common Warrants that is described above. The Investor Warrants became exercisable commencing on the effective date of stockholder approval on May 2, 2024 for the issuance of the shares of Common Stock issuable upon exercise of the Investor Warrants and will expire on the fifth anniversary of such stockholder approval date.

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

Critical Accounting Estimates

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2023 Form 10-K. There have been no significant changes during the six months ended June 30, 2024 in our critical accounting policies from those disclosed in Item 7 of the 2023 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited operating results, expressed in thousands and as percentages of net revenue:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
Net revenue	$11,555	100.0%	$14,286	100.0%	$21,687	100.0%	$24,753	100.0%
Cost of revenue	6,946	60.1%	8,168	57.2%	13,741	63.4%	15,299	61.8%
Gross profit	4,609	39.9%	6,118	42.8%	7,946	36.6%	9,454	38.2%
Operating expenses:
Sales and marketing	3,694	32.0%	6,189	43.3%	7,077	32.6%	10,812	43.7%
General and administrative	3,064	26.5%	2,357	16.5%	6,260	28.9%	4,815	19.5%
Engineering and development	1,071	9.3%	1,444	10.1%	2,354	10.9%	2,991	12.1%
Total operating expenses	7,829	67.8%	9,990	69.9%	15,691	72.4%	18,618	75.3%
Loss from operations	(3,220)	(27.9)%	(3,872)	(27.1)%	(7,745)	(35.8)%	(9,164)	(37.1)%
Non-operating income (loss), net	442	3.9%	(965)	(6.8)%	(1,498)	(6.8)%	(1,522)	(6.1)%
Loss before income tax provision	(2,778)	(24.0)%	(4,837)	(33.9)%	(9,243)	(42.6)%	(10,686)	(43.2)%
Income tax provision	(20)	(0.2)%	(31)	(0.2)%	(40)	(0.2)%	(31)	(0.1)%
Net loss	$(2,798)	(24.2)%	$(4,868)	(34.1)%	$(9,283)	(42.8)%	$(10,717)	(43.3)%

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

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
GAAP net loss attributable to common stockholders	$(2,798)	$(14,245)	$(9,283)	$(20,094)
Deemed dividend on convertible preferred stock	—	9,377	—	9,377
GAAP net loss	$(2,798)	$(4,868)	$(9,283)	$(10,717)
Adjustments:
Interest expense, net	586	583	1,208	1,160
Income tax provision	20	31	40	31
Depreciation	650	1,424	1,310	1,573
Severance expense	—	229	182	229
Change in allowance for doubtful accounts	113	59	86	42
Stock-based and other non-cash compensation	(46)	84	67	775
Stock warrant issuance costs	—	224	830	224
Gain on warrants	(1,070)	(77)	(514)	(77)
Adjusted EBITDA	$(2,545)	$(2,311)	$(6,074)	$(6,760)

Comparison of Results of Operations

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

Net Revenue: The following table summarizes our unaudited net revenue by category, including each category’s percentage of our total revenue, for the three months ended June 30, 2024 and 2023, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended
	June 30,				Amount	Percent
	2024		2023		Change	Change
Laser systems	$6,007	52.0%	$8,754	61.3%	$(2,747)	(31.4)%
Consumables and other	3,835	33.2%	4,117	28.8%	(282)	(6.8)%
Services	1,713	14.8%	1,415	9.9%	298	21.1%
Net revenue	$11,555	100.0%	$14,286	100.0%	$(2,731)	(19.1)%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended June 30, 2024 and 2023, as well as the amount of change and percentage of change in each geographic revenue category (dollars in thousands):

	Three Months Ended
	June 30,				Amount	Percent
	2024		2023		Change	Change
United States	$8,240	71.3%	$10,741	75.2%	$(2,501)	(23.3)%
International	3,315	28.7%	3,545	24.8%	(230)	(6.5)%
Net revenue	$11,555	100.0%	$14,286	100.0%	$(2,731)	(19.1)%

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

Net revenue decreased by $2.7 million, or 19%, during the three months ended June 30, 2024 as compared to the same period in 2023 primarily due to a decrease in laser systems sales from the impact of the current macro-economic environment causing extended sales cycles, which includes increased interest rates. Net revenue was $11.6 million during the three months ended June 30, 2024 compared to $14.3 million for the same period in 2023.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended June 30, 2024 and 2023, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	June 30,				Amount	Percent
	2024		2023		Change	Change
Net revenue	$11,555	100.0%	$14,286	100.0%	$(2,731)	(19.1)%
Cost of revenue	6,946	60.1%	8,168	57.2%	(1,222)	(15.0)%
Gross profit	$4,609	39.9%	$6,118	42.8%	$(1,509)	(24.7)%

Gross profit as a percentage of net revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the three months ended June 30, 2024, was $4.6 million, or 40% of net revenue, which was lower than a gross profit of $6.1 million, or 43% of net revenue, for the same period in 2023. The 3% decrease in gross profit as a percentage of revenue is primarily due to higher warranty and freight expenses, as well as unfavorable absorption of fixed expenses, partially offset by lower material costs and favorable mix of products sold for the three months ended June 30, 2024.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the three months ended June 30, 2024 and 2023, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	June 30,				Amount	Percent
	2024		2023		Change	Change
Sales and marketing	$3,694	32.0%	$6,189	43.3%	$(2,495)	(40.3)%
General and administrative	3,064	26.5%	2,357	16.5%	707	30.0%
Engineering and development	1,071	9.3%	1,444	10.1%	(373)	(25.8)%
Total operating expenses	$7,829	67.8%	$9,990	69.9%	$(2,161)	(21.6)%

Sales and Marketing Expense. Sales and marketing expenses during the three months ended June 30, 2024 decreased by $2.5 million, or 40%, as compared to the same period in 2023. This decrease is primarily due to $1.1 million in lower compensation costs from the impact of our cost savings initiatives implemented during the first quarter of 2024, and from lower commissions and bonus incentives for achieving lower sales targets, a $0.9 million decrease in depreciation expense recognized for equipment used in sales and marketing for demos, training and educational purposes, of which $0.8 million was non-recurring in the three months ended June 30, 2023, a $0.4 million decrease in other expenses including travel and tradeshow related costs, and $0.1 million in severance expenses that did not occur in the three months ended June 30, 2024.

General and Administrative Expense. General and administrative expenses during the three months ended June 30, 2024 increased by $0.7 million, or 30%, compared to the same period in 2023. This increase is primarily due to $0.5 million in higher legal, audit and consulting expenses and a $0.2 million increase in accruals for a new annual performance award program that was implemented in the first quarter of 2024.

Engineering and Development Expense. Engineering and development expenses during the three months ended June 30, 2024 decreased by $0.4 million, or 26%, compared to the same period in 2023. This decrease is primarily due to $0.2 million in lower compensation costs from the impact of our cost savings initiatives implemented during the first quarter of 2024, and fewer engineering projects for 2024, as compared to 2023, resulting in a $0.2 million decrease in legal, consulting fees, and other miscellaneous costs.

Non-Operating Income (Loss)

Loss on Foreign Currency Transactions. We realized an approximately $112 thousand loss on foreign currency transactions during the three months ended June 30, 2024 compared to an approximately $235 thousand loss on foreign currency transactions during the three months ended June 30, 2023, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $0.6 million during the three months ended June 30, 2024 which was consistent with the three months ended June 30, 2023.

Other Income (Expense), Net. Other Income for the three months ended June 30, 2024 was $1.1 million and relates to $1.0 million of gains recorded on the revaluation of liability classified stock warrants and $0.1 million of gains recorded upon the sale of property, plant, and equipment during the three months ended June 30, 2024.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes for the three months ended June 30, 2024 was consistent with the same period in 2023. For additional information regarding income taxes, see Part I, Item I, Note 13 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $2.8 million for the three months ended June 30, 2024 compared to a net loss of $4.9 million for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

Net Revenue: The following table summarizes our unaudited net revenue by category, including each category’s percentage of our total revenue, for the six months ended June 30, 2024 and 2023, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Six Months Ended
	June 30,					Percent
	2024		2023			Change
Laser systems	$11,182	51.6%	$15,019	60.7%	$(3,837)	(25.5)%
Consumables and other	7,304	33.6%	7,150	28.9%	154	2.2%
Services	3,201	14.8%	2,584	10.4%	617	23.9%
Net revenue	$21,687	100.0%	$24,753	100.0%	$(3,066)	(12.4)%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the six months ended June 30, 2024 and 2023, as well as the amount of change and percentage of change in each geographic revenue category (dollars in thousands):

	Six Months Ended
	June 30,					Percent
	2024		2023			Change
United States	$14,930	68.8%	$17,499	70.7%	$(2,569)	(14.7)%
International	6,757	31.2%	7,254	29.3%	(497)	(6.9)%
Net revenue	$21,687	100.0%	$24,753	100.0%	$(3,066)	(12.4)%

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

Net revenue decreased by $3.1 million, or 12%, during the six months ended June 30, 2024, as compared to the same period in 2023 primarily due to a decrease in laser systems sales from the impact of the current macro-economic environment causing extended sales cycles, which includes increased interest rates, partially offset by an increase in consumables and other revenue from improved utilization of installed laser systems. Net revenue was $21.7 million during the six months ended June 30, 2024 compared to $24.8 million for the same period in 2023.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the six months ended June 30, 2024 and 2023, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended
	June 30,					Percent
	2024		2023			Change
Net revenue	$21,687	100.0%	$24,753	100.0%	$(3,066)	(12.4)%
Cost of revenue	13,741	63.4%	15,299	61.8%	(1,558)	(10.2)%
Gross profit	$7,946	36.6%	$9,454	38.2%	$(1,508)	(16.0)%

Gross profit as a percentage of net revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the six months ended June 30, 2024, was $7.9 million, or 37% of net revenue, which was lower than a gross profit of $9.5 million, or 38% of net revenue, for the same period in 2023. The 1% decrease in gross profit as a percentage of revenue is primarily due to higher warranty and freight expenses, as well as unfavorable absorption of fixed expenses for the six months ended June 30, 2024, and severance expenses that did not occur in the six months ended June 30, 2024, partially offset by lower material costs and favorable mix of products sold for the six months ended June 30, 2024.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the six months ended June 30, 2024 and 2023, as well as the amount of change and percentage of change (dollars in thousands):

	Six Months Ended
	June 30,					Percent
	2024		2023			Change
Sales and marketing	$7,077	32.6%	$10,812	43.6%	$(3,735)	(34.5)%
General and administrative	6,260	28.9%	4,815	19.5%	1,445	30.0%
Engineering and development	2,354	10.9%	2,991	12.1%	(637)	(21.3)%
Total operating expenses	$15,691	72.4%	$18,618	75.2%	$(2,927)	(15.7)%

Sales and Marketing Expense. Sales and marketing expenses during the six months ended June 30, 2024 decreased by $3.7 million, or 34%, as compared to the same period in 2023. This decrease is primarily due to $1.8 million in lower compensation costs from the impact of our cost savings initiatives implemented over the last year and from lower commissions and bonus incentives for achieving lower sales targets, a $0.8 million decrease in depreciation expense recognized for equipment used in sales and marketing for demos, training and educational purposes, which was non-recurring in the six months ended June 30, 2024, a $0.8 million decrease in other expenses including travel and tradeshow related costs, a $0.2 million decrease in advertising costs, and $0.1 million in severance expenses that did not occur in the six months ended June 30, 2024.

General and Administrative Expense. General and administrative expenses during the six months ended June 30, 2024 increased by $1.4 million, or 30%, compared to the same period in 2023. This increase is primarily due to $0.9 million in higher legal, audit and consulting expenses and a $0.5 million increase in accruals for a new annual performance award program that was implemented in the six months ended June 30, 2024.

Engineering and Development Expense. Engineering and development expenses during the six months ended June 30, 2024 decreased by $0.6 million, or 21%, compared to the same period in 2023. This decrease is primarily due to $0.2 million in lower compensation costs from the impact of our cost savings initiatives implemented over the last year, and fewer engineering projects for 2024, as compared to 2023, resulting in a $0.4 million decrease in legal, consulting fees, and other miscellaneous costs.

Non-Operating Income (Loss)

Loss on Foreign Currency Transactions. We realized an approximately $208 thousand loss on foreign currency transactions during the six months ended June 30, 2024 compared to an approximately $215 thousand gain on foreign currency transactions during the six months ended June 30, 2024, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $1.2 million during the six months ended June 30, 2024 which was consistent with the six months ended June 30, 2023.

Other Income (Expense), Net. Other Expense for the six months ended June 30, 2024 was $0.1 million and relates to $0.8 million of issuance costs from the February 2024 public offering that were allocated to the Class A Common Warrants, Class B Common Warrants, and Investor warrants and immediately expensed due to the liability classification of the warrants. This loss was partially offset by $0.5 million of gains on the revaluation of these stock warrants, as well as the Series J and H warrants, and $0.2 million of gains recorded upon the sale of property, plant, and equipment during the six months ended June 30, 2024.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes for the six months ended June 30, 2024 was consistent with the same period in 2023. For additional information regarding income taxes, see Part I, Item I, Note 13 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $9.3 million for the six months ended June 30, 2024 compared to a net loss of $10.7 million for the six months ended June 30, 2023.

Liquidity and Capital Resources - Going Concern

As of June 30, 2024, we had approximately $5.3 million in cash and cash equivalents compared to $6.6 million as of December 31, 2023. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in cash and cash equivalents from December 31, 2023 was primarily due to cash used in operating activities of $6.7 million and principal payments on our term loan of $0.9 million, partially offset by net proceeds of $5.8 million from the February 2024 public offering, $0.3 million in proceeds from the disposal of property, plant, and equipment, and proceeds of $0.3 million from the exercise of preferred share warrants.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Net cash flows used in operating activities	$(6,672)	$(9,220)
Net cash flows provided by (used in) investing activities	257	(944)
Net cash flows provided by financing activities	5,219	12,793
Effect of exchange rate changes	(98)	120
Net change in cash and cash equivalents	$(1,294)	$2,749

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the six months ended June 30, 2024 totaled $6.7 million and was primarily comprised of our net loss of $9.3 million.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2024 totaled $0.3 million and was comprised of the proceeds from the disposal of property, plant, and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 totaled $5.2 million and was derived from $5.8 million in net proceeds from the February 2024 public offering, and $0.3 million from the exercise of preferred share warrants, partially offset by $0.9 million principal payments on our term loan.

Effect of Exchange Rate

The $98 thousand effect of exchange rate on cash for the six months ended June 30, 2024 was due to recognized loss on foreign currency transactions, primarily driven by changes in the Euro during the period.

Future Liquidity Needs

As of June 30, 2024, we had a working capital deficit of approximately $9.1 million. Our principal sources of liquidity as of June 30, 2024 consisted of approximately $5.3 million in cash and cash equivalents and $4.8 million of net accounts receivable.

The Company will need to raise additional capital in the future. Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, demands for working capital, manufacturing capacity, and any acquisitions that the Company may pursue. The Company expects that it will be required to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will be able to successfully enter into any such equity or debt financings in the future or that the required capital will be available on acceptable terms, if at all, or that any such financing activity will not be dilutive to its stockholders especially in light of the fact that our common stock is no longer traded on the Nasdaq, which makes it harder to attract investors and limits the types of financings that can be conducted.

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

Due to our accumulated deficit, recurring and negative cash flow from operations for the year ended December 31, 2023 and the three and six months ended June 30, 2024 there is substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements for the year ended December 31, 2023 were prepared on a going concern basis in accordance with generally accepted accounting principles in the United States. The going concern basis assumes that we will continue in operation for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Thus, our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our recurring losses, negative cash flow, need for additional capital, and the uncertainties surrounding our ability to raise such capital raise substantial doubt about our ability to continue as a going concern. For us to continue operations beyond the next 12 months and be able to discharge our liabilities and commitments in the normal course of business, we must sell our products directly to end-users and through distributors, establish profitable operations through increased sales, decrease expenses, generate cash from operations or raise additional funds when needed. Our goal is to improve our financial condition and ultimately improve our financial results by increasing revenues through expanding awareness of the benefits of our dental lasers among dental specialists and general practitioners and reducing expenses. However, if we are unable to do so on a timely basis, we will be required to seek additional capital. In that event, we would seek additional funds through various financing sources, including the sale of our equity and debt securities, however, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all especially in light of the fact that our common stock is no longer traded on the Nasdaq, which makes it harder to attract investors and limits the types of financings that can be conducted. If we are unable to raise additional capital, increase sales or reduce expenses, we will be unable to continue to fund our operations, develop our products, realize value from our assets, and discharge our liabilities in the normal course of business. If we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment in our common stock. The Report of Independent Registered Public Accounting Firm from Macias Gini & O’Connell LLP contains an explanatory paragraph regarding our ability to continue as a going concern. In addition, the notes to our financial statements included in this Quarterly Report on Form 10-Q states that our recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding our ability to raise additional capital, raise substantial doubt about our ability to continue as a going concern.

We have experienced net losses for each of the quarter ended June 30, 2024 and the past three years, and we could experience additional losses and have difficulty achieving profitability in the future.

We had an accumulated deficit of $326.1 million as of June 30, 2024 and an accumulated deficit of $316.8 million as of December 31, 2023. We recorded net losses of $20.6 million and $28.6 million for the years ended December 31, 2023 and 2022, respectively, and net losses of $9.3 million and $10.7 million for the six months ended June 30, 2024 and 2023, respectively. In order to achieve profitability, we must increase net revenue through new sales and control our costs. Failure to increase our net revenue and decrease our costs could cause our stock price to decline and could have a material adverse effect on our business, financial condition, and results of operations.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Common Stock is not listed on the Nasdaq Capital Market, our Common Stock is not a covered security and therefore we are subject to regulation in each state in which we offer our securities. Accordingly, the types of financings that we may engage in are limited.

Because of the trading volatility often associated with low-priced stocks not listed on a national securities exchange, many brokerage houses and institutional investors have internal policies and practices that either prohibit them from investing in low-priced stocks or tend to discourage individual brokers from recommending low-priced stocks to their customers. Some of those policies and practices may make the processing of trades in low-priced stocks economically unattractive to brokers. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher-priced stocks, a low average price per share of common stock can result in individual stockholders paying transaction costs representing a higher percentage of their total share value than would be the case if the share price were higher.

As a result of Nasdaq delisting our securities from trading on its exchange, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our securities:
•
reduced liquidity with respect to our securities;
•
a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading actvity in the secondary trading market for our common stock;
•
a limited amount of news and analyst coverage for our company; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act, establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

1.1	Placement Agency Agreement, dated February 13, 2024, by and among BIOLASE, Inc., Lake Street Capital Markets, LLC and Maxim Group LLC		8-K	02/12/2024	1.1	02/15/2024

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Fifth Amendment to Restated Certificate of Incorporation		8-K	05/28/2020	3.1	06/01/2020

3.1.7	Sixth Amendment to Restated Certificate of Incorporation		8-K	04/28/2022	3.1	05/02/2022

3.1.8	Seventh Amendment to Restated Certificate of Incorporation		8-K	07/20/2023	3.1	07/26/2023

3.1.9	Certificate of Designation of Series H Convertible Redeemable Preferred Stock		8-K	05/24/2023	3.1	05/26/2023

3.1.10	Certificate of Designation of Series I Preferred Stock		8-K	06/05/2023	3.1	06/06/2023

3.1.11	Certificate of Designation of Series J Convertible Redeemable Preferred Stock		8-K	09/13/2023	3.1	09/18/2023

3.2	Eighth Amended and Restated Bylaws of the Registrant adopted on March 1, 2022		8-K	03/01/2022	3.1	03/03/2022

4.1	Form of Pre-Funded Warrant to Purchase Common Stock		8-K	02/12/2024	4.1	02/15/2024

4.2	Form of Class A Warrant to Purchase Common Stock		8-K	02/12/2024	4.2	02/15/2024

4.3	Form of Class B Warrant to Purchase Common Stock		8-K	02/12/2024	4.3	02/15/2024

4.4	Warrant Agency Agreement, dated February 15, 2024, by and among BIOLASE, Inc., Computershare Inc., a Delaware corporation, and its affiliate, Computershare Trust Company, N.A., a federal trust company		8-K	02/12/2024	4.4	02/15/2024

4.5	Form of Warrant issued to Investor		8-K	02/12/2024	4.5	02/15/2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE, INC.
(Registrant)

August 8, 2024	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2024	By:	/s/ JENNIFER BRIGHT
Date		Jennifer Bright
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)