Form 10-Q
period 2024-09-30
BIOLASE, INC
filed 2024-11-07
CIK 811240

4

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2024

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

As of October 31, 2024, the registrant had 36,597,334 shares of common stock, $0.001 par value per share, outstanding.

BIOLASE, INC.

EXPLANATORY NOTE

As previously disclosed, on June 20, 2024, the Company’s common stock, $0.001 par value per share, trading symbol “BIOL”, was suspended from trading on the Nasdaq Stock Market LLC (the “Nasdaq”). On September 4, 2024, Nasdaq publicly announced that it had determined to commence proceedings to delist the Company’s common stock. Accordingly, the Company does not have any securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).

In addition, as previously disclosed, on October 1, 2024, BIOLASE, Inc. (the “Company”) and its direct domestic subsidiaries filed voluntary petitions for relief (the “Bankruptcy Petitions”) under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Company will continue to operate its businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In addition, the Company filed a motion seeking approval for certain procedures relating to the marketing and auction (if necessary) of all or some of the Company’s assets, including approval of a “stalking horse” asset purchase agreement (the “Asset Purchase Agreement”) with Sonendo, Inc. (“Sonendo”), a Delaware corporation, pursuant to which Sonendo agreed to acquire substantially all of the Company’s assets (the “Transferred Assets”), and certain bidding procedures for the sale of the Transferred Assets and other assets (the "Bidding Procedures"). The Asset Purchase Agreement includes customary representations and warranties and various customary covenants under the circumstances that are subject to certain limitations, including, without limitation, a break-up fee, expense reimbursement and the right to designate executory contracts and unexpired leases to assume or reject.

On October 17, 2024, the Bankruptcy Court entered an order, which, among other things, approved the Bidding Procedures and the designation of Sonendo as the “stalking horse” bidder.

On November 4, 2024, the Company commenced the auction for the sale of the Transferred Assets (the “Auction”) pursuant to the Bidding Procedures. Following the completion of the Auction, the Company announced that the bid submitted by MegaGen Implant Co., LTD (“MegaGen”) was the successful bid (the “Successful Bid”), and the bid submitted by Sonendo was the backup bid. The Successful Bid is subject to entry into definitive documentation between the Company and MegaGen. A hearing to consider approval of the results of the Auction is scheduled to take place on November 12, 2024.

Unless specifically noted or the context clearly requires otherwise, all information set forth in this Quarterly Report on Form 10-Q relates to the Company as it existed as of September 30, 2024 and prior to the Company’s bankruptcy filing, and does not, and is not intended and should not be read to, reflect the business, financial condition, and results of operations of the Company after the bankruptcy filing, nor of any other entity, including any entity which may result from the bankruptcy proceedings.

PART I. FINANCIAL INFORMATION

Unless specifically noted or the context clearly requires otherwise, all information set forth in this Quarterly Report on Form 10-Q relates to the Company as it existed as of September 30, 2024 and prior to the Company’s bankruptcy proceedings and does not, and is not intended and should not be read to, reflect the business, financial condition, and results of operations of any other entity, including any entity which may result from the bankruptcy proceedings.

ITEM 1. FINANCIAL STATEMENTS

BIOLASE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,444	$6,566
Accounts receivable, less allowance of $457 and $244 as of September 30, 2024 and December 31, 2023, respectively	3,530	5,483
Inventory	9,870	11,433
Prepaid expenses and other current assets	2,584	1,381
Total current assets	19,428	24,863
Property, plant, and equipment, net	3,658	5,525
Goodwill	2,926	2,926
Right-of-use assets, leases	969	1,519
Other assets	260	268
Total assets	$27,241	$35,101
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,001	$6,065
Accrued liabilities	8,153	7,518
Stock warrant liability	1,437	1,363
Deferred revenue, current portion	2,226	2,452
Current portion of term loans, net of discount	16,042	2,265
Total current liabilities	30,859	19,663
Deferred revenue	220	256
Warranty accrual	726	593
Non-current term loans, net of discount	—	11,782
Non-current operating lease liability	211	772
Other liabilities	106	79
Total liabilities	32,122	33,145
Mezzanine Equity:
Series H Convertible Redeemable Preferred stock, par value $0.001 per share; 370 shares authorized, 7 and 5 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	346	346
Series J Convertible Redeemable Preferred stock, par value $0.001 per share; 160 shares authorized, 0 and 15 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	1,857
Total mezzanine equity	346	2,203
Stockholders' equity (deficit):
Common stock, par value $0.001 per share; 180,000 shares authorized, 36,597 and 3,416 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	36	3
Additional paid-in capital	322,778	317,103
Accumulated other comprehensive loss	(530)	(553)
Accumulated deficit	(327,511)	(316,800)
Total stockholders' equity (deficit)	(5,227)	(247)
Total liabilities, convertible redeemable preferred stock and stockholders' equity (deficit)	$27,241	$35,101

See accompanying notes to condensed consolidated financial statements.

BIOLASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenue	$10,850	$10,921	$32,536	$35,674
Cost of revenue	6,468	7,175	20,209	22,474
Gross profit	4,382	3,746	12,327	13,200
Operating expenses:
Sales and marketing	2,877	3,402	9,954	14,214
General and administrative	1,283	2,679	7,544	7,495
Engineering and development	917	1,362	3,271	4,352
Total operating expenses	5,077	7,443	20,769	26,061
Loss from operations	(695)	(3,697)	(8,442)	(12,861)
Loss on foreign currency transactions	(69)	(307)	(278)	(522)
Interest expense, net	(605)	(598)	(1,812)	(1,758)
Other income (loss), net	(47)	28	(128)	(119)
Non-operating income (loss), net	(721)	(877)	(2,218)	(2,399)
Loss before income tax provision	(1,416)	(4,574)	(10,660)	(15,260)
Income tax provision	(12)	(15)	(51)	(46)
Net loss	(1,428)	(4,589)	(10,711)	(15,306)
Other comprehensive loss items:
Foreign currency translation adjustments	129	(105)	23	14
Comprehensive loss	$(1,299)	$(4,694)	$(10,688)	$(15,292)

Net loss	$(1,428)	$(4,589)	$(10,711)	$(15,306)
Deemed dividend on convertible preferred stock	71	(7,610)	71	(16,987)
Net loss attributable to common stockholders	$(1,357)	$(12,199)	$(10,640)	$(32,293)

Net loss per share attributable to common stockholders:
Basic and Diluted - Note 1	$(0.04)	$(10.35)	$(0.37)	$(47.01)
Shares used in the calculation of net loss per share:
Basic and Diluted - Note 1	36,083	1,179	29,131	687

See accompanying notes to condensed consolidated financial statements.

BIOLASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited, In thousands)

	Mezzanine Equity				Stockholders' Equity (Deficit)
	Series H Convertible Redeemable Preferred Stock		Series J Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance, June 30, 2024	7	$346	17	$1,857	33,406	$33	$322,380	$(659)	$(326,083)	$(4,329)
Sale of common stock units and pre-funded units, net of fees	—	—	—	—	—	—	(10)	—	—	(10)
Paid-in-kind dividend on Series J Convertible Redeemable Preferred Stock	—	—	1	—	—	—	—	—	—	—
Exchange of Series J Convertible Redeemable Preferred Stock and Warrants	—	—	(2)	(276)	3,190	3	357	—	—	360
Expiration of Series J Convertible Redeemable Preferred Stock and Warrants	—	—	(16)	(1,581)	—	—	1	—	—	1
Issuance of stock from RSUs, net	—	—	—	—	1	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	50	—	—	50
Net loss	—	—	—	—	—	—	—	—	(1,428)	(1,428)
Foreign currency translation adjustment	—	—	—	—	—	—	—	129	—	129
Balance, September 30, 2024	7	$346	—	$—	36,597	$36	$322,778	$(530)	$(327,511)	$(5,227)

Balances, December 31, 2023	5	$346	15	$1,857	3,416	$3	$317,103	$(553)	$(316,800)	$(247)
Sale of common stock units and pre-funded units, net of fees	—	—	—	—	7,795	8	2,767	—	—	2,775
Exercise of Class A Warrants	—	—	—	—	13,063	13	1,976	—	—	1,989
Paid-in-kind dividend on Series H Convertible Redeemable Preferred Stock	2	—	—	—	—	—	—	—	—	—
Conversion of Series J Convertible Redeemable Preferred Stock	—	—	(5)	(528)	138	—	528	—	—	528
Paid-in-kind dividend on Series J Convertible Redeemable Preferred Stock	—	—	4	—	—	—	—	—	—	—
Exercise of Series J Convertible Redeemable Preferred Stock Warrants	—	—	5	528	—	—	(164)	—	—	(164)
Exchange of Series J Convertible Redeemable Preferred Stock and Warrants	—	—	(3)	(276)	3,190	3	357	—	—	360
Expiration of Series J Convertible Redeemable Preferred Stock and Warrants	—	—	(16)	(1,581)	—	—	1	—	—	1
Issuance of stock from RSUs, net	—	—	—	—	16	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	210	—	—	210
Exercise of common stock warrants	—	—	—	—	8,979	9	—	—	—	9
Net loss	—	—	—	—	—	—	—	—	(10,711)	(10,711)
Foreign currency translation adjustment	—	—	—	—	—	—	—	23	—	23
Balance, September 30, 2024	7	$346	—	$—	36,597	$36	$322,778	$(530)	$(327,511)	$(5,227)

See accompanying notes to condensed consolidated financial statements.

BIOLASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Mezzanine Equity						Stockholders' Equity (Deficit)
	Series H Convertible Redeemable Preferred Stock		Series I Redeemable Preferred Stock		Series J Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Loss	Deficit	Equity (Deficit)
Balance, June 30, 2023	12	$720	85	$—	—	$—	1,019	$1	$314,119	$(614)	$(306,885)	$6,621
Issuance of Series H Convertible Preferred Stock, net of fees	—	—	—	—	—	—	—	—	32	—	—	32
Conversion of Series H Convertible Preferred Stock	(7)	(420)	—	—	—	—	25	—	420	—	—	420
Redemption of Series I Redeemable Preferred Stock	—	—	(85)	—	—	—	—	—	—	—	—	—
Issuance of Series J Convertible Preferred Stock, net of fees	—	—	—	—	75	10,330	—	—	(7,611)	—	—	(7,611)
Exercise of Series J Convertible Preferred Stock Warrants	—	—	—	—	3	410	—	—	(148)	—	—	(148)
Conversion of Series J Convertible Preferred Stock	—	—	—	—	(40)	(5,488)	1,222	1	5,487	—	—	5,488
Stock-based compensation	—	—	—	—	—	—	—	—	224	—	—	224
Net loss	—	—	—	—	—	—	—	—	—	—	(4,589)	(4,589)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(105)	—	(105)
Balance, September 30, 2023	5	$300	—	$—	38	$5,252	2,266	$2	$312,523	$(719)	$(311,474)	$332

Balances, December 31, 2022	—	$—	—	$—	—	$—	77	$—	$301,790	$(733)	$(296,168)	$4,889
Sale of common stock and pre-funded warrants, net of fees	—	—	—	—	—	—	172	—	8,503	—	—	8,503
Issuance of Series H Convertible Preferred Stock, net of fees	175	12,115	—	—	—	—	—	—	(9,345)	—	—	(9,345)
Exercise of Series H Convertible Preferred Stock Warrants	20	1,200	—	—	—	—	—	—	(430)	—	—	(430)
Conversion of Series H Convertible Preferred Stock	(190)	(13,015)	—	—	—	—	680	1	13,014	—	—	13,015
Issuance of Series I Redeemable Preferred Stock	—	—	85	—	—	—	—	—	—	—	—	—
Redemption of Series I Redeemable Preferred Stock	—	—	(85)	—	—	—	—	—	—	—	—	—
Issuance of Series J Convertible Preferred Stock, net of fees	—	—	—	—	75	10,330	—	—	(7,611)	—	—	(7,611)
Exercise of Series J Convertible Preferred Stock Warrants	—	—	—	—	3	410	—	—	(148)	—	—	(148)
Conversion of Series J Convertible Preferred Stock	—	—	—	—	(40)	(5,488)	1,222	1	5,487	—	—	5,488
Issuance of stock from RSUs, net	—	—	—	—	—	—	1	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,149	—	—	1,149
Exercise of common stock warrants	—	—	—	—	—	—	114	—	114	—	—	114
Net loss	—	—	—	—	—	—	—	—	—	—	(15,306)	(15,306)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	14	—	14
Balance, September 30, 2023	5	$300	—	$—	38	$5,252	2,266	$2	$312,523	$(719)	$(311,474)	$332

See accompanying notes to condensed consolidated financial statements.

BIOLASE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(10,711)	$(15,306)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	1,955	2,133
Provision for bad debts	216	60
Provision for inventory excess and obsolescence	76	—
Amortization of debt issuance costs	359	320
Change in fair value of warrants	(1,060)	(104)
Expiration of warrant liabilities	(548)	—
Issuance costs for common stock warrants	830	447
Stock-based compensation	118	1,050
Gain on disposal of fixed assets	(286)	—
Changes in operating assets and liabilities:
Accounts receivable	1,738	1,393
Inventory	1,397	(720)
Prepaid expenses and other current assets	(646)	1,322
Accounts payable and accrued liabilities	(4,319)	(2,301)
Deferred revenue	(263)	(102)
Net cash and cash equivalents used in operating activities	(11,144)	(11,808)
Cash Flows from Investing Activities:
Purchases of property, plant, and equipment	(67)	(1,126)
Proceeds from disposal of property, plant, and equipment	358	—
Net cash and cash equivalents provided by (used in) investing activities	291	(1,126)
Cash Flows from Financing Activities:
Proceeds from the sale of common stock and pre-funded warrants, net of fees	2,776	8,503
Proceeds from the sale of Convertible Redeemable Preferred Stock, net of fees	—	5,490
Proceeds from the sale of warrants, net of fees	3,020	1,743
Borrowings under term loan	2,500	—
Principal payment on loan	(865)	—
Proceeds from the exercise of common stock warrants	8	114
Proceeds from the exercise of preferred share warrants	270	699
Net cash and cash equivalents provided by financing activities	7,709	16,549
Effect of exchange rate changes	22	13
(Decrease) increase in cash and cash equivalents	(3,122)	3,628
Cash and cash equivalents, beginning of period	6,566	4,181
Cash and cash equivalents, end of period	$3,444	$7,809
Supplemental cash flow disclosure:
Cash paid for interest	$970	$1,419
Cash received for interest	$5	$7
Cash paid for income taxes	$53	$12
Cash paid for operating leases	$238	$230
Non-cash property, plant and equipment additions acquired under inventory	$110	$—
Common stock issued upon cashless warrant exercise	$1,989	$—
Common stock issued upon exercise of preferred stock	$528	$18,503
Common stock issued upon exchange of preferred share and preferred share warrants	$360	$—
Liability for settlement of preferred shares	$1,581	$—
Non-cash right-of-use assets obtained in exchange for lease obligation	$78	$483

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

The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the full year. The December 31, 2023 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in included in BIOLASE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2024 (the “2023 Form 10-K”).

Bankruptcy

As previously disclosed, on October 1, 2024 the Company and its direct domestic subsidiaries filed voluntary petitions for relief (the "Bankruptcy Petitions") under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company will continue to operate its businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In addition, the Company filed a motion seeking approval for certain procedures relating to the marketing and auction (if necessary) of all or some of the Company's assets, including approval of an Asset Purchase Agreement (as defined below) and certain bidding procedures for the sale of the Transferred Assets (as defined below) and other assets (the "Bidding Procedures").

In addition, as previously disclosed, on September 30, 2024 the Company entered into a "stalking horse" asset purchase agreement (the "Asset Purchase Agreement") with Sonendo, Inc. ("Sonendo"), a Delaware corporation, pursuant to which Sonendo agreed to acquire substantially all of the Company's assets (the "Transferred Assets"). The acquisition by Sonendo pursuant to the Asset Purchase Agreement is subject to approval of the Bankruptcy Court following an auction, if necessary, to solicit higher or otherwise better bids. Other interested bidders are permitted to participate in the auction if they submit qualifying bids that are higher or otherwise better than the Asset Purchase Agreement.

Under the Asset Purchase Agreement, Sonendo agreed to acquire the Transferred Assets from the Company for (a) $14.0 million in cash paid at closing, subject to working capital adjustments; plus (b) assumption of certain Assumed Liabilities (as defined in the Asset Purchase Agreement); plus (c) the Delaware Litigation Settlement Value (as defined in the Asset Purchase Agreement). The Asset Purchase Agreement includes customary representations and warranties and various customary covenants under the circumstances that are subject to certain limitations, including, without limitation, a break-up fee, expense reimbursement and the right to designate executory contracts and unexpired leases to assume or reject.

On October 17, 2024, the Bankruptcy Court entered an order, which, among other things, approved the Bidding Procedures and the designation of Sonendo as the “stalking horse” bidder.

On November 4, 2024, the Company commenced the auction for the sale of the Transferred Assets (the “Auction”) pursuant to the Bidding Procedures. Following the completion of the Auction, the Company announced that the bid submitted by MegaGen Implant Co., LTD (“MegaGen”) for (a) $20.50 million in cash paid at closing, subject to working capital adjustments; plus (b) assumption of certain Assumed Liabilities, was the successful bid (the “Successful Bid”), and the bid submitted by Sonendo, which was increased from its prior bid to include (a) $19.95 million in cash paid at closing, subject to working capital adjustments; plus (b) assumption of certain Assumed Liabilities; plus (c) the Delaware Litigation Settlement Value, was the backup bid. The Successful Bid is subject to entry into definitive documentation between the Company and MegaGen. A hearing to consider approval of the results of the Auction is scheduled to take place on November 12, 2024.

The filing of the Bankruptcy Petitions constituted an event of default that accelerates the Company’s obligations under the following agreements: that certain Credit Agreement, dated November 9, 2018 (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) by and among the Company, the lender parties thereto (each a “Lender” and together, the “Lenders”), and SWK; and those certain standard loan documents required for an unsecured loan, dated as of May 22, 2020 (the “SBA Loan”) by and among the Company and the U.S. Small Business Administration (collectively, the “Financial Obligation Agreements”). The Financial Obligation Agreements provide that as a result of the Bankruptcy Petitions, all obligations to pay any debts, principal, interest, fees, expenses, and other amounts due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Financial Obligation Agreements are automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the Financial Obligation Agreements are subject to the applicable provisions of the Bankruptcy Code.

Prior to the filing of the Bankruptcy Petitions, the Company incurred $1.2 million in legal and financial advisory services as a result of receiving a Default Notice from our term loan lender, SWK Funding LLC, entering into a Forbearance Agreement, and preparing for the Bankruptcy Petitions. Due to these charges being incurred prior to the filing of the Bankruptcy Petitions, these expenses are presented as non-operating other loss on the Consolidated Statement of Operations and Comprehensive Loss.

DIP Financing

In connection with the Bankruptcy Petitions, the Company filed a motion seeking Bankruptcy Court approval of a debtor-in-possession ("DIP") financing on the terms set forth in that certain Terms and Conditions of Proposed Senior Secured, Super-Priority Debtor-in-Possession Credit Facility (the “DIP Term Sheet”), by and among the Company, as a borrower, and SWK Funding LLC ("SWK"), as DIP Lender and Agent. The DIP Term Sheet provides for a senior secured super-priority debtor-in-possession financing (the “DIP Financing”) in an aggregate amount of no less than $2.5 million. The DIP Financing will become available up to an amount of $1.43 million upon the satisfaction of customary conditions precedent thereto, including the entry of an order of the Bankruptcy Court approving the DIP Financing on an interim basis. Subject to entry of an order of the Bankruptcy Court approving the DIP Financing on a final basis, the DIP Obligations (as defined in the DIP Term Sheet) will include $2,500,000 advanced by SWK to the Debtors between September 3, 2024, and September 30, 2024.

The proceeds of the DIP Financing will be used by the Company to (a) fund, after application of all other available cash, post-petition operating expenses and working capital needs of the Company, including, but not limited to, those activities required to remain in, or return to, compliance with laws in accordance with 28 U.S.C. § 1930; (b) pay interest, fees and expenses to SWK in accordance with the DIP Term Sheet (whether or not such amounts are reflected in the Budget (as defined in the DIP Term Sheet)); (c) fund fees and expenses incurred in connection with the 363 Sale (as defined in the DIP Term Sheet); (d) pay permitted prepetition claims and adequate protection payments, if any; (e) pay Professional Fees (as defined in the DIP Term Sheet) provided for in the Budget, including funding of the Carve Out (as defined in the DIP Term Sheet); and (f) pay other costs and expenses of administration of the chapter 11 cases.

The maturity date of the loans made under the DIP Financing is the date that is one hundred-twenty (120) days after the Petition Date, or such later date to which SWK consents in writing.

Subject to certain exceptions, the DIP Financing will be secured by a first priority perfected priming security interest in all of the assets of the Company. The security interests and liens are subject only to certain carve-outs and certain permitted liens, as set forth in the DIP Term Sheet. The DIP Financing is subject to certain milestones, customary covenants, and events of default as set forth in the DIP Term Sheet.

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

Liquidity and Management’s Plans - Going Concern

The Company incurred losses from operations and used cash in operating activities for the three and nine months ended September 30, 2024 and for the years ended December 31, 2023 and 2022. The Company’s recurring losses, level of cash used in operations, need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, especially in light of the fact that our common stock is no longer traded on the Nasdaq, which makes it harder to attract investors and limits the types of financings that can be conducted, and the filing of the Bankruptcy Petitions on October 1, 2024, raise substantial doubt about the Company’s ability to continue as a going concern. As such, the financial statements contain certain adjustments that are necessary as the Company is unable to continue as a going concern, which includes the reclassification of certain long term liabilities as current.

As of September 30, 2024, the Company had working capital deficit of approximately $11.4 million with the deficit primarily due to the SWK Loan (as defined below) that is set to mature in May 2025. The Company’s principal sources of liquidity as of September 30, 2024 consisted of approximately $3.4 million in cash and cash equivalents and $3.5 million of net accounts receivable. As of December 31, 2023, the Company had working capital of approximately $5.2 million, $6.6 million in cash and cash equivalents and $5.5 million of net accounts receivable. The decrease in cash and cash equivalents since December 31, 2023 was primarily due to a net loss of $10.7 million and principal payments on the Company's term loan of $0.9 million, partially offset by net proceeds of $5.8 million from the February 2024 public offering, a $2.5 million bridge loan from SWK as part of the Forbearance Agreement, $0.4 million in proceeds from the disposal of property, plant, and equipment, and $0.3 million in proceeds from the exercise of preferred share warrants.

Additional capital requirements may depend on many factors, including, among other things, the rate at which the Company’s business grows, demands for working capital, manufacturing capacity, any acquisitions that the Company may pursue, and the outcome of the Bankruptcy Petitions. The Company expects that it will be required to raise capital through either equity or debt offerings. The Company cannot provide assurance that it will be able to successfully enter into any such equity or debt financings in the future or that the required capital would be available on acceptable terms, if at all, or that any such financing activity would not be dilutive to its stockholders.

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

Critical Accounting Policies

Information with respect to the Company’s critical accounting policies, which management believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management, is discussed in the Company’s 2023 audited financial statements included in the 2023 Form 10-K. Management believes that there have been no significant changes during the nine months ended September 30, 2024 in the Company’s critical accounting policies from those disclosed in the Company’s 2023 audited financial statements included in the 2023 Form 10-K.

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

Substantially all of the Company’s revenue is denominated in U.S. dollars, including sales to international distributors. Only a small portion of its revenue and expenses is denominated in foreign currencies, principally the Euro and Indian Rupee. The Company’s foreign currency expenditures primarily consist of the cost of maintaining offices, consulting services, and employee-related costs. During the three and nine months ended September 30, 2024 and 2023, respectively, the Company did not enter into any hedging contracts. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of the Company’s products outside the U.S.

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

Revenue from products and services transferred to customers at a single point in time accounted for 88% and 86% of net revenue for the three and nine months ended September 30, 2024, respectively, and 87% and 89% for the three and nine months ended September 30, 2023, respectively. The majority of the Company’s revenue recognized at a point in time is for the sale of laser systems and consumables. Revenue from these contracts is recognized when the customer is able to direct the use of and obtain substantially all of the benefits from the product which generally coincides with title transfer during the shipping process.

Revenue from services transferred to customers over time accounted for 12% and 14% of net revenue for the three and nine months ended September 30, 2024, respectively, and 13% and 11% for the three and nine months ended September 30, 2023, respectively. The majority of the Company’s revenue that is recognized over time relates to product training and extended warranties. Deferred revenue attributable to undelivered elements, which primarily consists of product training, totaled approximately $0.5 million as of September 30, 2024 and $0.4 million as of December 31, 2023.

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

	September 30,	December 31,
	2024	2023
Undelivered elements (training and installation)	$511	$449
Extended warranty contracts	1,935	2,259
Total deferred revenue	2,446	2,708
Less: long-term portion of deferred revenue	(220)	(256)
Deferred revenue — current	$2,226	$2,452

The balance of contract assets was immaterial as the Company did not have a significant amount of uninvoiced receivables at September 30, 2024 and December 31, 2023.

The amount of revenue recognized during the nine months ended September 30, 2024 and 2023 that was included in the opening contract liability balance related to undelivered elements was $0.4 million and $0.3 million, respectively. The amounts related to extended warranty contracts was $1.8 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into geographical regions and by the timing of when goods and services are transferred. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors.

The Company’s revenues related to the following geographic areas were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
United States	$8,246	$7,298	$23,176	$24,797
International	2,604	3,623	9,360	10,877
Net revenue	$10,850	$10,921	$32,536	$35,674

Information regarding revenues disaggregated by the timing of when goods and services are transferred is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue recognized over time	$1,257	$1,366	$4,457	$3,950
Revenue recognized at a point in time	9,593	9,555	28,079	31,724
Net revenue	$10,850	$10,921	$32,536	$35,674

The Company’s sales by end market were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
End-customer	$8,246	$7,298	$23,176	$24,797
Distributors	2,604	3,623	9,360	10,877
Net revenue	$10,850	$10,921	$32,536	$35,674

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

NOTE 4—CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

The Board, without further stockholder authorization, may authorize the issuance from time to time of up to 1,000,000 shares of the Company’s preferred stock. Of the 1,000,000 shares of preferred stock, as of September 30, 2024, 370,000 shares were designated as Series H, par value $0.001 per share, 160,000 shares were designated as Series J, par value $0.001 per share, and 125,000 shares were designated as Series I, par value $0.001 per share.

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

On July 16, 2024, the Company issued an aggregate of 3,190,476 shares of its common stock, par value $0.001 per share, in exchange for (i) 2,546 shares of the Company’s Series J Convertible Redeemable Preferred Stock, par value $0.001 per share (the "Series J Preferred Stock"), and (ii) 8,000 Series J Preferred Warrants to purchase 4,000 shares of Series J Preferred Stock, pursuant to the terms of that certain Exchange Agreement (the "Exchange Agreement") entered into on July 16, 2024 by the Company and the investor named therein.

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

The elimination of the Series J Preferred Warrants and the Series J Convertible Redeemable Preferred Stock were presented as a reduction in accrued liabilities and mezzanine equity in the amounts of $0.1 million and $0.3 million, respectively, with a corresponding increase to additional paid-in-capital.

On September 18, 2024, all 52,040 unexercised Series J Warrants expired, and all 15,805 unconverted Series J Convertible Preferred Stock were to be mandatorily redeemed at their stated value of $100.00. However, due to the pending bankruptcy filing, the Company was unable to complete this mandatory redemption in the amount of $1.6 million in cash to holders of these Series J Convertible Preferred Stock. The expiration of the Series J Warrants was presented as a $0.5 million decrease in accrued liabilities with a corresponding gain on warrants. The $1.6 million mandatory redemption amount for unsettled Series J Convertible Preferred Stock was presented as a decrease in mezzanine equity and an increase in accrued liabilities.

From the date of sale through the expiration date, 14,960 of the Series J Warrants were exercised for 7,480 shares of Series J Convertible Preferred Stock, 6,836 shares of Series J Convertible Preferred Stock were issued as part of PIK dividends, 2,546 shares of Series J Convertible Preferred Stock were exchanged for shares of common stock as part of the Exchange Agreement, and 70,965 shares of Series J Convertible Preferred Stock were converted to approximately 2.2 million shares of common stock. During the nine months ended September 30, 2024, 9,000 of the Series J Warrants were exercised for 4,500 Series J Convertible Preferred Stock, 4,500 shares of the Series J Convertible Preferred Stock were converted to common stock, 3,745 Series J Convertible Preferred Stock were issued as part of PIK dividends, and 2,546 shares of Series J Convertible Preferred Stock were exchanged for shares of common stock as part of the Exchange Agreement. As of September 30, 2024, there were no Series J Convertible Preferred Stock or Series J Warrants outstanding.

The mezzanine classified Series J Convertible Preferred Stock were presented at their maximum redemption value that included accretion related to the PIK dividends.

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

As of September 30, 2024, 40,000 of the Series H Warrants have been exercised for 20,000 shares of Series H Convertible Preferred Stock, 1,923 shares of Series H Convertible Preferred Stock have been issued as part of PIK dividends, and 190,000 shares of Series H Convertible Preferred Stock have been converted to approximately 0.7 million shares of common stock. There have been no exercises of Series H Warrants or conversion of Series H Convertible Preferred Stock during the nine months ended September 30, 2024. As of September 30, 2024, there are 6,923 Series H Convertible Preferred Stock outstanding.

The mezzanine classified Series H Convertible Preferred Stock are presented at their maximum redemption value that includes accretion related to the PIK dividends.

Stock-Based Compensation

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan (as amended effective as of May 26, 2004, November 15, 2005, May 16, 2007, May 5, 2011, June 6, 2013, October 30, 2014, April 27, 2015, and May 6, 2017, the “2002 Plan”) was replaced by the 2018 Plan (as defined below) with respect to future equity awards. Persons eligible to receive awards under the 2002 Plan included officers, employees, directors of the Company, and consultants to the Company. As of September 30, 2024, no shares of common stock remain available for future grants.

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

Under the terms of the 2018 Plan, approximately 58,815 shares of common stock remain available for issuance as of September 30, 2024. As of September 30, 2024, a total of 112,268 shares of common stock have been authorized for issuance under the 2018 Plan, of which approximately 23,232 shares have already been issued and approximately 30,221 shares of the Company’s common stock have been reserved for issuance upon the exercise of outstanding options or stock appreciation rights ("SARs"), and/or settlement of unvested or deferred RSUs under the 2018 Plan.

The Company recognized stock-based compensation expense of $0.1 million for the three and nine months ended September 30, 2024, and $0.3 million and $1.1 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and 2023, the Company had approximately $0.1 million and $0.7 million, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to unvested share-based compensation arrangements. The Company expects that expense to be recognized over a weighted-average period of 1.2 years.

The following table summarizes the statement of operations classification of compensation expense associated with share-based payments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of revenue	$—	$7	$—	$30
Sales and marketing	37	46	107	347
General and administrative	14	198	11	603
Engineering and development	—	25	—	70
Total	$51	$276	$118	$1,050

Stock Option Activity

There were no option grants or exercises during the nine months ended September 30, 2024 and 2023.

Restricted Stock Units

A summary of unvested RSU activity for the nine months ended September 30, 2024 is as follows (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested RSUs as of December 31, 2023	44	$18.50
Vested	(27)	$25.23
Forfeited or cancelled	(6)	$19.51
Unvested RSUs as of September 30, 2024	11	$21.31

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

During the nine months ended September 30, 2024, 9,000 Series J Warrants were exercised for 4,500 shares of Series J Convertible Preferred Stock and 8,000 Series J Warrants were exchanged for shares of common stock as part of the Exchange Agreement. On September 18, 2024, all 52,040 unexercised Series J Warrants expired, and no Series J Warrants remain outstanding as of September 30, 2024.

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

A summary of the share equivalent of warrant activity for the nine months ended September 30, 2024 is as follows (in thousands, except exercise price amounts):

		Weighted
		Average
	Shares	Exercise Price
Warrants outstanding as of December 31, 2023	4,323	$11.88
Granted or issued	42,427	$0.57
Exercised or exchanged	(22,997)	$0.34
Forfeited, cancelled, or expired	(798)	$30.00
Warrants outstanding as of September 30, 2024	22,955	$1.42
Warrants exercisable as of September 30, 2024	22,955	$1.42
Vested warrants expired during the period ended September 30, 2024	(798)	$30.00

The following tables summarize the Company's stock warrants measured at fair value (level 3) on a recurring basis:

	December 31,			Expiration /	Fair Value	September 30,
	2023	Additions	Exercises	Exchange	Adjustment	2024
Series H Warrants	$620	$—	$—	$—	$127	$747
Series J Warrants	743	—	(95)	(632)	(16)	—
Class A Warrants	—	2,280	(1,960)	—	(177)	143
Class B Warrants	—	1,379	—	—	(899)	480
Investor Warrants	—	192	—	—	(125)	67
Total Level 3	$1,363	$3,851	$(2,055)	$(632)	$(1,090)	$1,437

Phantom Awards and Stock Appreciation Rights

In 2021, 2022 and 2023 the Company granted phantom RSUs which were granted in lieu of stock-settled RSUs historically granted for leadership bonuses and non-employee director service. The phantom RSUs had either time-based or performance-based vesting conditions and a cash settlement date in 2024 with the Company's option to settle the award in common stock at the sole discretion of the Board. At inception, these phantom RSUs were included as a component of long-term liability on the consolidated balance sheet and were not considered stock-based compensation due to the cash-settlement feature of the award and the then current limitation on the number of remaining shares authorized for issuance. In 2022, as a result of the Reverse Stock Split, the phantom awards were reclassed to equity and included as a component of additional paid-in-capital in the amount of $0.1 million, with a portion remaining as a component of long-term liability on the consolidated balance sheet due to certain guaranteed minimums, and the expense subsequent to the remeasurement date considered stock-based compensation. As of December 31, 2023, approximately 2,113 of these phantom RSUs were cancelled due to non-achievement of performance metrics, and during the three months ended March 31, 2024 an additional 828 units were cancelled due to non-achievement. In March 2024, the Board approved settlement of the remaining 291 phantom RSUs with time-based vesting conditions in quarterly cash installments through April 2025 in the aggregate amount of $0.6 million. As of September 30, 2024, $0.5 million was included in accrued liabilities on the consolidated balance sheet. As of December 31, 2023, $0.5 million was included in accrued liabilities and $0.2 million was included in additional paid-in-capital on the consolidated balance sheet

As of September 30, 2024, there are approximately 236 outstanding SARs granted in 2021 in lieu of stock-settled RSUs historically granted for non-employee director service. Upon exercise, the SARs could be settled in cash with the Company's option to settle in common stock at the sole discretion of the Board. These SARs were fully vested in 2022. No expense was recognized during the nine months ended September 30, 2024 and 2023, respectively.

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

The 8,205,000 February 2024 Pre-Funded Warrants and 779,940 December 2023 Pre-Funded Warrants were included in the calculation of basic and diluted loss per share as of the date of issuance for the nine months ended September 30, 2024 as the underlying warrant shares are issuable for little or no cash consideration. The 114,035 January 2023 Pre-Funded Warrants were included in the calculation of basic and diluted loss per share as of the date of issuance for the three and nine months ended September 30, 2023 as the underlying warrant shares are issuable for little or no cash consideration.

Outstanding stock options, restricted stock units, preferred shares, and warrants to purchase approximately 23,010,024 and 2,537,031 shares were not included in the calculation of diluted net loss per share amounts for the periods ended September 30, 2024 and September 30, 2023, respectively, as their effect would have been anti-dilutive.

NOTE 5—INVENTORY

Inventory is valued at the lower of cost or net realizable value and is comprised of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$5,028	$6,168
Work-in-process	1,262	1,299
Finished goods	3,580	3,966
Inventory	$9,870	$11,433

Inventory has been reduced by estimates for excess and obsolete amounts totaling $2.3 million as of September 30, 2024 and $2.5 million as of December 31, 2023.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, net is comprised of the following (in thousands):

	September 30,	December 31,
	2024	2023
Building	$207	$205
Leasehold improvements	1,251	1,251
Equipment and computers	12,806	14,628
Furniture and fixtures	519	519
Construction in progress	—	92
Total property, plant, and equipment before depreciation and land	14,783	16,695
Less: Accumulated depreciation	(11,287)	(11,330)
Total property, plant, and equipment, net before land	3,496	5,365
Land	162	160
Property, plant, and equipment, net	$3,658	$5,525

Depreciation expense related to property, plant, and equipment totaled $0.6 million and $2.0 million for the three and nine months ended September 30, 2024 and $0.6 million and $2.1 million for the three and nine months ended September 30, 2023.

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

The Company conducted its annual impairment test of goodwill as of September 30, 2024 and determined that there was no impairment. The Company filed the Bankruptcy Petitions on October 1, 2024, and signed the Asset Purchase Agreement on September 30, 2024. The Asset Purchase Agreement was in the amount of $14.0 million which was in excess of the Company’s carrying value, indicating no impairment to its Goodwill. On November 4, 2024, the Company commenced the auction for the sale of the Transferred Assets and received a winning bid of $20.50 million in cash from MegaGen with a back-up bid of $19.95 million from Sonendo.

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

As of September 30, 2024 and December 31, 2023, the Company had goodwill (indefinite life) of $2.9 million. As of September 30, 2024 and December 31, 2023, all intangible assets subject to amortization have been fully amortized and there was no amortization expense recognized during the three and nine months ended September 30, 2024 and 2023.

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2024	2023
Payroll and benefits	$2,625	$3,343
Series J Convertible Redeemable Preferred Stock liability	1,581	—
Operating lease liability	856	888
Warranty accrual, current portion	800	1,321
Accrued professional services	778	422
Accrued interest	723	256
Taxes	386	452
Accrued insurance premium	—	473
Other	404	363
Accrued liabilities	$8,153	$7,518

Changes in the initial product warranty accrual and the expenses incurred under the Company’s initial and extended warranties are included within accrued liabilities and were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance, beginning of period	$1,843	$1,772	$1,914	$1,653
Provision for estimated warranty cost	346	997	1,833	2,957
Warranty expenditures	(663)	(942)	(2,221)	(2,783)
Balance, end of period	1,526	1,827	1,526	1,827
Less: long-term portion of warranty accrual	726	463	726	463
Current portion of warranty accrual	$800	$1,364	$800	$1,364

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

NOTE 9—DEBT

The following table presents the details of the principal outstanding and unamortized discount (in thousands):

	September 30,	December 31,
	2024	2023
SWK Loan	$16,195	$14,560
EIDL Loan	150	150
Discount and debt issuance costs on SWK Loan	(303)	(663)
Total	16,042	14,047
Current term loans	16,042	2,265
Non current term loans, net of discount	$—	$11,782

The Company recognized approximately $0.6 million and $1.8 million in interest expense for the three and nine months ended September 30, 2024, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2023, respectively. The weighted-average interest rate as of September 30, 2024 was 14.55%.

The future minimum principal and interest payments as of September 30, 2024 are as follows (in thousands):

	Principal	Interest (1)
Remainder of 2024	$16,345	$2,209
2025	—	—
2026	—	—
2027	—	—
2028 and thereafter	—	—
Total future payments	$16,345	$2,209

(1) Estimated using London Interbank Bank Offered Rate ("LIBOR") as of September 30, 2024

Term Loan

On November 9, 2018, the Company entered into that certain five-year secured Credit Agreement with SWK, pursuant to which the Company has outstanding principal of $13.3 million (“SWK Loan”) as of September 30, 2024. In addition, pursuant to the Credit Agreement, the Company is required to pay certain exit fees totaling $1.4 million upon loan termination which are recorded as a debt premium. The Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets. Under the terms of the Credit Agreement and subsequent amendments as discussed in the Company’s 2023 Form 10-K, repayment of the SWK Loan is interest-only for the first two years, paid quarterly with the option to extend the interest-only period. Principal repayments were to begin in the first quarter of 2021. On June 30, 2022 the Company entered into the ninth amendment to the Credit Agreement (the "Ninth Amendment"), which extended the interest-only period by two quarters from May 2023 to November 2023. On December 30, 2022, the Company entered into the tenth amendment to the Credit Agreement, which lowered the required minimum consolidated unencumbered liquid assets from $3 million to $2.5 million and removed the conditional minimum last twelve months aggregate revenue and EBITDA as of the end of the twelve-month period ended December 31, 2022. On November 15, 2023, the Company entered into the Eleventh Amendment to Credit Agreement, which reduced the principal amortization payments due on November 15, 2023 and February 15, 2024 to $165,000, reduced the required minimum consolidated unencumbered liquid assets to $1.5 million through and including December 30, 2023 and to $2.5 million thereafter, and reduced the required minimum consolidated unencumbered liquid assets to $3.5 million as of the last day of any fiscal quarter beginning with the period ending March 31, 2024. In connection with the Ninth Amendment, the Company prepaid $1.0 million of the outstanding loan balance. Principal repayments began in November 2023 and are $0.7 million quarterly after February 2024 until the SWK Loan matures in May 2025. The loan bears interest of 9% plus LIBOR with a floor of 1.25%, or another index that approximates LIBOR as close as possible if and when LIBOR no longer exists.

In May 2024 all remaining long-term balances related to the SWK Loan were reclassified to current liabilities due to the loan maturity date of May 31, 2025.

The Company was scheduled to make its quarterly principal and interest payment of approximately $1.2 million on August 15, 2024. However, the Company was unable to make this payment. On August 22, 2024 SWK notified the Company of an alleged event of default under the Credit Agreement, and extended the August payment date to August 30, 2024.

On August 31, 2024, the Company and SWK entered into a Forbearance Agreement (the "Forbearance Agreement"). Under the terms of the Forbearance Agreement, SWK agreed: (a) not to accelerate or cause the acceleration of the maturity of the loans or other obligations or to otherwise enforce payment of the obligations of the Company in full under the Credit Agreement and the loan documents, and (b) not to exercise any other default or event of default related rights and remedies available to SWK against the Company under any loan document or applicable law with respect to any obligation owed under the loan documents. Upon termination or expiration of the period (the “Forbearance Period”), SWK shall be entitled to exercise any of its respective rights and remedies under the Forbearance Agreement, the other loan documents, or applicable law, including, without limitation, the right to enforce any and all of the liens on, and security interests in, the collateral described in the loan documents, without further notice, demand, notice of intent to accelerate, notice of acceleration, presentment, protest or other formalities of any kind. The Forbearance Period terminated upon the Company's filing of chapter 11 bankruptcy on October 1, 2024. The Company also agreed to pay the reasonable fees and expenses of SWK in connection with entering into the Forbearance Agreement and the other loan documents.

In addition, the Forbearance Agreement provided that during the Forbearance Period, provided no Forbearance Default has occurred and certain other conditions are met, Agent and Lenders agreed to fund term loans, in an aggregate amount not to exceed $2,500,000 (the bridge loan) and in accordance with the terms of the Forbearance Agreement, to pay operating expenses of the Company, including, without limitation, payments with respect to out of pocket legal or restructuring expenses of the Company, Agent or Lenders.

Under the Forbearance Agreement, the Company also agreed to, among other things, prepare for and file a bankruptcy case under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware for the sale of the Company’s assets. In connection with the sale process the Company agreed to comply with certain process milestones which require, among other things, the entry into a purchase and sale agreement with a so-called “stalking horse bidder” by September 30, 2024, filing a bankruptcy case by October 1, 2024, and closing the sale by November 15, 2024. All of the milestones and the entire sale process are subject to bankruptcy court approval and the milestones that occur after the commencement of the Company’s bankruptcy case are subject to change by the bankruptcy court to accommodate its own schedule.

The Forbearance Agreement further provides that the Company shall request that Lenders provide a debtor-in-possession loan (the “DIP Loan”) to the Company in the Chapter 11 case, on terms acceptable to the Agent and Lenders. The Agent is to condition the provision of the DIP Loan to the Company on the $2,500,000 bridge loan described in the preceding paragraph itself being considered a debtor-in-possession loan and being “rolled-up” in the DIP Loan to be provided to the Company in the Chapter 11 case pursuant to the final order that will be entered in the Chapter 11 case by the bankruptcy court approving the DIP Loan.

During the Forbearance Period, the Company had agreed, among other things: (a) not to grant or pay any executive bonuses without the consent of the Agent, (b) to provide the Agent with notice of any employee resignation, (c) not to make any expenditure for the business to consumer laser product line, (d) to comply with the cash flow forecasted budget it created in connection with entering into the Forbearance Agreement and to keep its aggregate expenditures within an agreed upon budget variance of 10% in the case of expenditures, (e) to provide weekly reporting of actual results compared to the budget, (f) not to suffer the appointment of a receiver, trustee, custodian or similar fiduciary, (g) to pay all reasonable fees and expenses incurred by the Agent and Lenders in connection with the Forbearance Agreement and the loan documents, including the reasonable and documented fees and expenses of the Agent’s and Lenders’ external counsel, and (h) not to pay or make any distributions on account of subordinated debt of the Company and its subsidiaries or agree to any amendments to any subordinated debt documents without the Agent’s consent.

As of September 30, 2024, the Company was in compliance with the terms of the Forbearance Agreement.

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

Due to the Forbearance Agreement and subsequent Bankruptcy Petition, the $150,000 EIDL Loan balance was classified as a current liability as of September 30, 2024

NOTE 10—LEASES

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

Information related to the Company’s right-of-use assets and related liabilities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cash paid for operating lease liabilities	$81	$70	$238	$230
Right-of-use assets obtained in exchange for new operating lease obligations	$78	$—	$78	$483
Weighted-average remaining lease term	1.2 years	2.0 years	1.2 years	2.0 years
Weighted-average discount rate	14.6%	12.3%	14.6%	12.3%

Lease expense consists of payments for real property, office copiers, and IT equipment. The Company recognizes payments for non-lease components such as common area maintenance in the period incurred. As of September 30, 2024, the Company had no significant leases that had not commenced.

The Company allocates lease cost amongst lease and non-lease components. The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets.

Maturities of lease liabilities within the next year as of September 30, 2024 for leases that have commenced are as follows (in thousands):

September 30,
2024	$904
2025	238
2026	9
2027	—
2028 and thereafter	—
Total future minimum lease obligations	1,151
Less imputed interest	(84)
Total lease liabilities	$1,067

Current operating lease liabilities, included in accrued liabilities	$856
Non current lease liabilities	211
Total lease liabilities	$1,067

As of September 30, 2024, right-of-use assets were $1.0 million and lease liabilities were $1.1 million.

Rent expense totaled $0.3 million and $0.9 million for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2023, respectively.

Future minimum rental commitments under lease agreements, as of September 30, 2024, with non-cancelable terms greater than one year for each of the years ending December 31 are as follows (in thousands):

Year Ended
December 31,
Remainder of 2024	$267
2025	849
2026	35
2027	—
2028 and thereafter	—
Total future minimum lease obligations	1,151
Less imputed interest	(84)
Total lease liabilities	$1,067

NOTE 11—SEGMENT INFORMATION

The Company currently operates in a single business segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. For the three and nine months ended September 30, 2024, sales to customers in the United States accounted for approximately 76% and 71% of net revenue and international sales accounted for approximately 24% and 29% of net revenue, respectively. For the three and nine months ended September 30, 2023, sales to customers in the United States accounted for approximately 67% and 70% of net revenue and international sales accounted for approximately 33% and 30% of net revenue, respectively. No individual country, other than the United States, represented more than 10% of total net revenue during the three and nine months ended September 30, 2024 or 2023.

Net revenue by geographic location based on the location of customers was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
United States	$8,246	$7,298	$23,176	$24,797
International	2,604	3,623	9,360	10,877
Net revenue	$10,850	$10,921	$32,536	$35,674

Property, plant, and equipment by geographic location was as follows (in thousands):

	September 30,	December 31,
	2024	2023
United States	$3,424	$5,283
International	234	242
Total	$3,658	$5,525

NOTE 12—CONCENTRATIONS

Revenue from the Company’s products are as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
Laser systems	$5,876	54.2%	$6,647	60.9%	$17,058	52.4%	$21,666	60.7%
Consumables and other	3,717	34.2%	2,908	26.6%	11,021	33.9%	10,058	28.2%
Services	1,257	11.6%	1,366	12.5%	4,457	13.7%	3,950	11.1%
Net revenue	$10,850	100.0%	$10,921	100.0%	$32,536	100.0%	$35,674	100.0%

No individual customer represented more than 10% of the Company’s revenue for the three and nine months ended September 30, 2024 or 2023.

The Company maintains its cash and cash equivalents in money market investment accounts with established commercial banks. Such cash deposits periodically exceed the Federal Deposit Insurance Corporation insured limit.

As of September 30, 2024, no individual customer represented more than 10% of the Company's accounts receivable. As of December 31, 2023 accounts receivable from one customer totaled approximately 11% of total gross accounts receivable which has been partially received in 2024 and partially reserved for uncollectibility as of September 30, 2024.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the three and nine months ended September 30, 2024 and 2023. The Company does not expect any changes to its unrecognized tax benefit for the next 12 months that would materially impact its consolidated financial statements.

During the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $12,000 and $51,000 resulting in an effective tax rate of 0.8% and 0.5%, respectively. During the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $15,000 and $46,000, respectively, resulting in an effective tax rate of 0.3%. The income tax provisions for the three and nine months ended September 30, 2024 and 2023 were calculated using the discrete year-to-date method. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities and foreign tax liability.

NOTE 14—SUBSEQUENT EVENTS

The Company has evaluated all events or transactions that occurred after September 30, 2024 through November 7, 2024, which is the date that the condensed consolidated financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure, other than those described below.

Bankruptcy

As previously disclosed, on October 1, 2024 the Company and its direct domestic subsidiaries filed voluntary petitions for relief (the "Bankruptcy Petitions") under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company will continue to operate its businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In addition, the Company filed a motion seeking approval for certain procedures relating to the marketing and auction (if necessary) of all or some of the Company's assets, including approval of an Asset Purchase Agreement (as previously defined) and certain bidding procedures for the sale of the Transferred Assets (as previously defined) and other assets (the "Bidding Procedures"). The Asset Purchase Agreement includes customary representations and warranties and various customary covenants under the circumstances that are subject to certain limitations, including, without limitation, a break-up fee, expense reimbursement and the right to designate executory contracts and unexpired leases to assume or reject.

On October 17, 2024, the Bankruptcy Court entered an order, which, among other things, approved the Bidding Procedures and the designation of Sonendo as the “stalking horse” bidder.

On November 4, 2024, the Company commenced the auction for the sale of the Transferred Assets (the “Auction”) pursuant to the Bidding Procedures. Following the completion of the Auction, the Company announced that the bid submitted by MegaGen Implant Co., LTD (“MegaGen”) was the successful bid (the “Successful Bid”), and the bid submitted by Sonendo was the backup bid. The Successful Bid is subject to entry into definitive documentation between the Company and MegaGen. A hearing to consider approval of the results of the Auction is scheduled to take place on November 12, 2024.

OTCQB Delisting

On October 2, 2024, the Company received notice from OTC Markets Group, Inc. (the “OTC”) that the Company no longer meets the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards, Section 2.3(5). The Company’s shares of common stock commenced trading on the Pink Market platform operated by the OTC at the market open on October 3, 2024 under the “BIOLQ” ticker symbol. Existing stockholders will find the securities quoted on the OTC Pink Market and freely tradable without any further action needed.

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
•
the status, progress or outcome of the Company’s proceedings under chapter 11 of Title 11 of the United States Code, and/or any other strategic alternatives or contingency planning initiatives;
•
losses that we have experienced for each of the past several years;
•
our inability to meet our redemption obligations under the existing convertible redeemable preferred stock;
•
our failure to relist our common stock on a national exchange or maintain compliance with the requirements of the OTC Markets Group (the "OTC");
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

We also manufacture and sell consumable products and accessories for our laser systems. Our Waterlase and diode systems use disposable laser tips of differing sizes and shapes depending on the procedure being performed. We also market flexible fibers and hand pieces that dental practitioners replace at some point after initially purchasing laser systems. For our Epic line of diode laser systems, we sell teeth whitening gel kits. During the quarter ended September 30, 2024, the sale of lasers accounted for approximately 54% of our total sales, and consumables, accessories, and services accounted for approximately 46% of our total sales.

We currently operate in a single reportable business segment. We had net revenues of $10.9 million and $32.5 million for the three and nine months ended September 30, 2024, respectively and net revenues of $10.9 million and $35.7 million for the three and nine months ended September 30, 2023, respectively. We had net losses of $1.4 million and $10.7 million for the three and nine months ended September 30, 2024, respectively and $4.6 million and $15.3 million for the three and nine months ended September 30, 2023. We had total assets of $27.2 million as of September 30, 2024 and $35.1 million as of December 31, 2023.

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

The Company experienced revenue decline of 1% and 9% for the three and nine months ended September 30, 2024, respectively, compared to the same period in 2023.

Recent Developments

Bankruptcy and Asset Purchase Agreement

As previously disclosed, on October 1, 2024 the Company and its direct domestic subsidiaries filed voluntary petitions for relief (the "Bankruptcy Petitions") under chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company will continue to operate its businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In addition, the Company filed a motion seeking approval for certain procedures relating to the marketing and auction (if necessary) of all or some of the Company's assets, including approval of an Asset Purchase Agreement (as defined below) and certain bidding procedures for the sale of the Transferred Assets (as defined below) and other assets (the "Bidding Procedures").

In addition, as previously disclosed, on September 30, 2024 the Company entered into a "stalking horse" asset purchase agreement (the "Asset Purchase Agreement") with Sonendo, Inc. ("Sonendo"), a Delaware corporation, pursuant to which Sonendo agreed to acquire substantially all of the Company's assets (the "Transferred Assets"). The acquisition by Sonendo pursuant to the Asset Purchase Agreement is subject to approval of the Bankruptcy Court following an auction, if necessary, to solicit higher or otherwise better bids. Other interested bidders are permitted to participate in the auction if they submit qualifying bids that are higher or otherwise better than the Asset Purchase Agreement.

Under the Asset Purchase Agreement, Sonendo agreed to acquire the Transferred Assets from the Company for (a) $14.0 million in cash paid at closing, subject to working capital adjustments; plus (b) assumption of certain Assumed Liabilities (as defined in the Asset Purchase Agreement); plus (c) the Delaware Litigation Settlement Value (as defined in the Asset Purchase Agreement). The Asset Purchase Agreement includes customary representations and warranties and various customary covenants under the circumstances that are subject to certain limitations, including, without limitation, a break-up fee, expense reimbursement and the right to designate executory contracts and unexpired leases to assume or reject.

On October 17, 2024, the Bankruptcy Court entered an order, which, among other things, approved the Bidding Procedures and the designation of Sonendo as the “stalking horse” bidder.

On November 4, 2024, the Company commenced the auction for the sale of the Transferred Assets (the “Auction”) pursuant to the Bidding Procedures. Following the completion of the Auction, the Company announced that the bid submitted by MegaGen Implant Co., LTD (“MegaGen”) was the successful bid (the “Successful Bid”), and the bid submitted by Sonendo was the backup bid. The Successful Bid is subject to entry into definitive documentation between the Company and MegaGen. A hearing to consider approval of the results of the Auction is scheduled to take place on November 12, 2024.

The filing of the Bankruptcy Petitions constituted an event of default that accelerates the Company’s obligations under the following agreements: that certain Credit Agreement by and among the Company, the lender parties thereto (each a “Lender” and together, the “Lenders”), and SWK; and those certain standard loan documents required for an unsecured loan, dated as of May 22, 2020 (the “SBA Loan”) by and among the Company and the U.S. Small Business Administration (collectively, the “Financial Obligation Agreements”). The Financial Obligation Agreements provide that as a result of the Bankruptcy Petitions, all obligations to pay any debts, principal, interest, fees, expenses, and other amounts due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Financial Obligation Agreements are automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the Financial Obligation Agreements are subject to the applicable provisions of the Bankruptcy Code.

DIP Financing

As previously disclosed, in connection with the Bankruptcy Petitions, the Company filed a motion seeking Bankruptcy Court approval of a debtor-in-possession ("DIP") financing on the terms set forth in that certain Terms and Conditions of Proposed Senior Secured, Super-Priority Debtor-in-Possession Credit Facility (the “DIP Term Sheet”), by and among the Company, as a borrower, and SWK, as DIP Lender and Agent. The DIP Term Sheet provides for a senior secured super-priority debtor-in-possession financing (the “DIP Financing”) in an aggregate amount of no less than $2.5 million. The DIP Financing will become available up to an amount of $1.43 million upon the satisfaction of customary conditions precedent thereto, including the entry of an order of the Bankruptcy Court approving the DIP Financing on an interim basis. Subject to entry of an order of the Bankruptcy Court approving the DIP Financing on a final basis, the DIP Obligations (as defined in the DIP Term Sheet) will include $2,500,000 advanced by SWK to the Debtors between September 3, 2024, and September 30, 2024.

The proceeds of the DIP Financing will be used by the Company to (a) fund, after application of all other available cash, post-petition operating expenses and working capital needs of the Company, including, but not limited to, those activities required to remain in, or return to, compliance with laws in accordance with 28 U.S.C. § 1930; (b) pay interest, fees and expenses to SWK in accordance with the DIP Term Sheet (whether or not such amounts are reflected in the Budget (as defined in the DIP Term Sheet)); (c) fund fees and expenses incurred in connection with the 363 Sale (as defined in the DIP Term Sheet); (d) pay permitted prepetition claims and adequate protection payments, if any; (e) pay Professional Fees (as defined in the DIP Term Sheet) provided for in the Budget, including funding of the Carve Out (as defined in the DIP Term Sheet); and (f) pay other costs and expenses of administration of the chapter 11 cases.

The maturity date of the loans made under the DIP Financing is the date that is one hundred-twenty (120) days after the Petition Date, or such later date to which SWK consents in writing.

Subject to certain exceptions, the DIP Financing will be secured by a first priority perfected priming security interest in all of the assets of the Company. The security interests and liens are subject only to certain carve-outs and certain permitted liens, as set forth in the DIP Term Sheet. The DIP Financing is subject to certain milestones, customary covenants, and events of default as set forth in the DIP Term Sheet.

Forbearance Agreement

As previously disclosed, on August 31, 2024, the Company and SWK entered into a Forbearance Agreement (the "Forbearance Agreement"). Under the terms of the Forbearance Agreement, SWK agreed: (a) not to accelerate or cause the acceleration of the maturity of the loans or other obligations or to otherwise enforce payment of the obligations of the Company in full under the Credit Agreement and the loan documents, and (b) not to exercise any other default or event of default related rights and remedies available to SWK against the Company under any loan document or applicable law with respect to any obligation owed under the loan documents. Upon termination or expiration of the period (the “Forbearance Period”), SWK shall be entitled to exercise any of its respective rights and remedies under the Forbearance Agreement, the other loan documents, or applicable law, including, without limitation, the right to enforce any and all of the liens on, and security interests in, the collateral described in the loan documents, without further notice, demand, notice of intent to accelerate, notice of acceleration, presentment, protest or other formalities of any kind. The Forbearance Period terminated upon the Company's filing of chapter 11 bankruptcy on October 1, 2024. The Company also agreed to pay the reasonable fees and expenses of SWK in connection with entering into the Forbearance Agreement and the other loan documents.

During the Forbearance Period, SWK loaned the Company an additional $2.5 million payable upon loan maturity. In connection with the bankruptcy filing, the scheduled quarterly principal and interest payments in August 2024 and November 2024 were delayed for payment upon loan maturity.

Stock Exchange Matters

As previously disclosed, on June 17, 2024, the Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that the Nasdaq Hearings Panel determined to delist the Company’s common stock and that trading of the Company’s securities would be suspended at the open of trading on June 20, 2024. Nasdaq completed the delisting by filing a Form 25 Notification of Delisting with the U.S. Securities and Exchange Commission. On June 20, 2024, the Company began trading under "BIOL" on the OTC (OTCQB).

On October 2, 2024, the Company received notice from the OTC that the Company no longer met the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards, Section 2.3(5). The Company’s shares of common stock commenced trading on the Pink Market platform operated by the OTC at the market open on October 3, 2024 under the “BIOLQ” ticker symbol.

Exchange Agreement

On July 16, 2024, the Company issued an aggregate of 3,190,476 shares of its common stock, par value $0.001 per share, in exchange for (i) 2,546 shares of the Company’s Series J Convertible Redeemable Preferred Stock, par value $0.001 per share (the "Series J Preferred Stock"), and (ii) 8,000 Series J Preferred Warrants to purchase 4,000 shares of Series J Preferred Stock, pursuant to the terms of that certain Exchange Agreement (the "Exchange Agreement") entered into on July 16, 2024 by the Company and the investor named therein.

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

Critical Accounting Estimates

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and revenues and expenses reported during the period. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the 2023 Form 10-K. There have been no significant changes during the nine months ended September 30, 2024 in our critical accounting policies from those disclosed in Item 7 of the 2023 Form 10-K.

Results of Operations

The following table sets forth certain data from our unaudited operating results, expressed in thousands and as percentages of net revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
Net revenue	$10,850	100.0%	$10,921	100.0%	$32,536	100.0%	$35,674	100.0%
Cost of revenue	6,468	59.6%	7,175	65.7%	20,209	62.1%	22,474	63.0%
Gross profit	4,382	40.4%	3,746	34.3%	12,327	37.9%	13,200	37.0%
Operating expenses:
Sales and marketing	2,877	26.5%	3,402	31.2%	9,954	30.6%	14,214	39.8%
General and administrative	1,283	11.8%	2,679	24.5%	7,544	23.1%	7,495	21.0%
Engineering and development	917	8.5%	1,362	12.5%	3,271	10.1%	4,352	12.2%
Total operating expenses	5,077	46.8%	7,443	68.2%	20,769	63.8%	26,061	73.0%
Loss from operations	(695)	(6.4)%	(3,697)	(33.9)%	(8,442)	(25.9)%	(12,861)	(36.0)%
Non-operating income (loss), net	(721)	(6.6)%	(877)	(8.0)%	(2,218)	(6.9)%	(2,399)	(6.7)%
Loss before income tax provision	(1,416)	(13.0)%	(4,574)	(41.9)%	(10,660)	(32.8)%	(15,260)	(42.7)%
Income tax provision	(12)	(0.1)%	(15)	(0.1)%	(51)	(0.1)%	(46)	(0.1)%
Net loss	$(1,428)	(13.2)%	$(4,589)	(42.0)%	$(10,711)	(32.9)%	$(15,306)	(42.8)%

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

The following table contains a reconciliation of non-GAAP Adjusted EBITDA to GAAP net loss attributable to common stockholders (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
GAAP net loss attributable to common stockholders	$(1,357)	$(12,199)	$(10,640)	$(32,293)
Deemed dividend on convertible preferred stock	(71)	7,610	(71)	16,987
GAAP net loss	$(1,428)	$(4,589)	$(10,711)	$(15,306)
Adjustments:
Interest expense, net	605	598	1,812	1,758
Income tax provision	12	15	51	46
Depreciation	645	560	1,955	2,133
Severance expense	—	1	182	230
Change in allowance for doubtful accounts	130	18	216	60
Stock-based and other non-cash compensation	51	276	118	1,050
Reorganization expenses	1,200	—	1,200	—
Stock warrant issuance costs	—	222	830	447
Gain on warrants	(1,093)	(250)	(1,608)	(328)
Adjusted EBITDA	$122	$(3,149)	$(5,955)	$(9,910)

Comparison of Results of Operations

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Net Revenue: The following table summarizes our unaudited net revenue by category, including each category’s percentage of our total revenue, for the three months ended September 30, 2024 and 2023, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Three Months Ended
	September 30,				Amount	Percent
	2024		2023		Change	Change
Laser systems	$5,876	54.2%	$6,647	60.9%	$(771)	(11.6)%
Consumables and other	3,717	34.2%	2,908	26.6%	809	27.8%
Services	1,257	11.6%	1,366	12.5%	(109)	(8.0)%
Net revenue	$10,850	100.0%	$10,921	100.0%	$(71)	(0.7)%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the three months ended September 30, 2024 and 2023, as well as the amount of change and percentage of change in each geographic revenue category (dollars in thousands):

	Three Months Ended
	September 30,				Amount	Percent
	2024		2023		Change	Change
United States	$8,246	76.0%	$7,298	66.8%	$948	13.0%
International	2,604	24.0%	3,623	33.2%	(1,019)	(28.1)%
Net revenue	$10,850	100.0%	$10,921	100.0%	$(71)	(0.7)%

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

Net revenue decreased by $0.1 million, or 1%, during the three months ended September 30, 2024 as compared to the same period in 2023 primarily due to a decrease in laser systems sales from the impact of the current macro-economic environment causing extended sales cycles, which includes elevated interest rates, partially offset by an increase in consumables and other revenue from improved utilization of installed laser systems. Net revenue was $10.9 million during the three months ended September 30, 2024 and 2023.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the three months ended September 30, 2024 and 2023, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	September 30,				Amount	Percent
	2024		2023		Change	Change
Net revenue	$10,850	100.0%	$10,921	100.0%	$(71)	(0.7)%
Cost of revenue	6,468	59.6%	7,175	65.7%	(707)	(9.9)%
Gross profit	$4,382	40.4%	$3,746	34.3%	$636	17.0%

Gross profit as a percentage of net revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the three months ended September 30, 2024, was $4.4 million, or 40% of net revenue, which was higher than a gross profit of $3.7 million, or 34% of net revenue, for the same period in 2023. The 6% increase in gross profit as a percentage of net revenue when compared to the same period in 2023 reflects an improvement in supply chain issues that resulted in a decrease to warranty reserves, service expense and freight charges during the three months ended September 30, 2024.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the three months ended September 30, 2024 and 2023, as well as the amount of change and percentage of change (dollars in thousands):

	Three Months Ended
	September 30,				Amount	Percent
	2024		2023		Change	Change
Sales and marketing	$2,877	26.5%	$3,402	31.2%	$(525)	(15.4)%
General and administrative	1,283	11.8%	2,679	24.5%	(1,396)	(52.1)%
Engineering and development	917	8.5%	1,362	12.5%	(445)	(32.7)%
Total operating expenses	$5,077	46.8%	$7,443	68.2%	$(2,366)	(31.8)%

Sales and Marketing Expense. Sales and marketing expenses during the three months ended September 30, 2024 decreased by $0.5 million, or 15%, as compared to the same period in 2023. This decrease is primarily due to lower compensation expenses from the impact of our cost savings initiatives implemented during the first quarter of 2024, as well as a decrease in commissions and bonus incentives when compared to the same period in 2023.

General and Administrative Expense. General and administrative expenses during the three months ended September 30, 2024 decreased by $1.4 million, or 52%, compared to the same period in 2023. This decrease is due to the reversal of expenses for annual bonus incentives during the three months ended September 30, 2024 from not achieving financial performance targets, as well as less legal, consulting and investor relations activity from our special shareholder meeting held during the third quarter of 2023 to obtain approval for our reverse stock split that did not reoccur in the third quarter of 2024.

Engineering and Development Expense. Engineering and development expenses during the three months ended September 30, 2024 decreased by $0.4 million, or 33%, compared to the same period in 2023. This decrease is primarily due to lower compensation expenses from the impact of our cost savings initiatives implemented during the first quarter of 2024, as well as the reversal of expenses for annual bonus incentives during the three months ended September 30, 2024 from not achieving financial performance targets.

Non-Operating Income (Loss)

Loss on Foreign Currency Transactions. We realized an approximately $0.1 million loss on foreign currency transactions during the three months ended September 30, 2024 compared to an approximately $0.3 million loss on foreign currency transactions during the three months ended September 30, 2023, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $0.6 million during the three months ended September 30, 2024 which was consistent with the three months ended September 30, 2023.

Other Income (Expense), Net. Other Expense for the three months ended September 30, 2024 was $47 thousand and relates to $1.2 million in legal and financial advisory services incurred as a result of receiving a Default Notice from our term loan lender, SWK Funding LLC, and entering into a Forbearance Agreement. Under the Forbearance Agreement, the Company agreed to, among other things, prepare for and file a bankruptcy case under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware for the sale of the Company’s assets. In connection with the sale process the Company agreed to comply with certain process milestones which require, among other things, the entry into a purchase and sale agreement with a so-called “stalking horse bidder” by September 30, 2024, filing a bankruptcy case by October 1, 2024, and closing the sale by November 15, 2024. These expenses were partially offset by $1.1 million of gains recorded on the revaluation of liability classified stock warrants as well as the Series J and H warrants, and $0.1 million of gains recorded upon the sale of property, plant, and equipment during the three months ended September 30, 2024.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes for the three months ended September 30, 2024 was consistent with the same period in 2023. For additional information regarding income taxes, see Part I, Item I, Note 13 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $1.4 million for the three months ended September 30, 2024 compared to a net loss of $4.6 million for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

Net Revenue: The following table summarizes our unaudited net revenue by category, including each category’s percentage of our total revenue, for the nine months ended September 30, 2024 and 2023, as well as the amount of change and percentage of change in each revenue category (dollars in thousands):

	Nine Months Ended
	September 30,					Percent
	2024		2023			Change
Laser systems	$17,058	52.4%	$21,666	60.7%	$(4,608)	(21.3)%
Consumables and other	11,021	33.9%	10,058	28.2%	963	9.6%
Services	4,457	13.7%	3,950	11.1%	507	12.8%
Net revenue	$32,536	100.0%	$35,674	100.0%	$(3,138)	(8.8)%

The following table summarizes our unaudited net revenue by geographic location based on the location of customers for the nine months ended September 30, 2024 and 2023, as well as the amount of change and percentage of change in each geographic revenue category (dollars in thousands):

	Nine Months Ended
	September 30,					Percent
	2024		2023			Change
United States	$23,176	71.2%	$24,797	69.5%	$(1,621)	(6.5)%
International	9,360	28.8%	10,877	30.5%	(1,517)	(13.9)%
Net revenue	$32,536	100.0%	$35,674	100.0%	$(3,138)	(8.8)%

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

Net revenue decreased by $3.1 million, or 9%, during the nine months ended September 30, 2024, as compared to the same period in 2023 primarily due to a decrease in laser systems sales from the impact of the current macro-economic environment causing extended sales cycles, which includes elevated interest rates, partially offset by an increase in consumables and other revenue from improved utilization of installed laser systems. Net revenue was $32.5 million during the nine months ended September 30, 2024 compared to $35.7 million for the same period in 2023.

Cost of Revenue and Gross Profit: The following table summarizes our unaudited cost of revenue and gross profit for the nine months ended September 30, 2024 and 2023, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended
	September 30,					Percent
	2024		2023			Change
Net revenue	$32,536	100.0%	$35,674	100.0%	$(3,138)	(8.8)%
Cost of revenue	20,209	62.1%	22,474	63.0%	(2,265)	(10.1)%
Gross profit	$12,327	37.9%	$13,200	37.0%	$(873)	(6.6)%

Gross profit as a percentage of net revenue typically fluctuates with product and regional mix, selling prices, product costs and revenue levels. Gross profit for the nine months ended September 30, 2024, was $12.3 million, or 38% of net revenue, which was slightly lower than a gross profit of $13.2 million, or 37% of net revenue, for the same period in 2023. Lower overall sales volume during the nine months ended September 30, 2024 contributed to the decrease in gross profit. The $1% increase in gross profit as a percentage of revenue when compared to the same period in 2023 reflects the improvement in supply chain issues that resulted in a decrease to warranty reserves, service expense and freight charges, partially offset by higher depreciation expense from facilities and manufacturing equipment placed into service during the three months ended September 30, 2023.

Operating Expenses: The following table summarizes our unaudited operating expenses (including as a percentage of net revenue) for the nine months ended September 30, 2024 and 2023, as well as the amount of change and percentage of change (dollars in thousands):

	Nine Months Ended
	September 30,					Percent
	2024		2023			Change
Sales and marketing	$9,954	30.6%	$14,214	39.9%	$(4,260)	(30.0)%
General and administrative	7,544	23.1%	7,495	21.0%	49	0.7%
Engineering and development	3,271	10.1%	4,352	12.2%	(1,081)	(24.8)%
Total operating expenses	$20,769	63.8%	$26,061	73.1%	$(5,292)	(20.3)%

Sales and Marketing Expense. Sales and marketing expenses during the nine months ended September 30, 2024 decreased by $4.3 million, or 30%, as compared to the same period in 2023. This decrease is primarily due to $2.2 million in lower compensation expense from the impact of our cost savings initiatives implemented over the last year and from lower commissions and bonus incentives, a $0.7 million decrease in depreciation expense recognized for equipment used in sales and marketing for demos, training and educational purposes, which was non-recurring in the nine months ended September 30, 2023, a $0.7 million decrease in travel and tradeshow related costs, a $0.2 million decrease in advertising costs, $0.1 million in severance expenses that did not occur in the nine months ended September 30, 2024, and $0.4 million less in various other expenses when compared to the same period in 2023.

General and Administrative Expense. General and administrative expenses of $7.5 million during the nine months ended September 30, 2024 was consistent when compared to the same period in 2023. Compensation and bonus incentives decreased by $0.5 million from the impact of cost savings initiatives implemented during the latter part of the second quarter of 2023, which was offset by a $0.2 million increase in our allowance for doubtful accounts reserve, and $0.3 million in higher legal, audit and consulting expenses.

Engineering and Development Expense. Engineering and development expenses during the nine months ended September 30, 2024 decreased by $1.1 million, or 25%, compared to the same period in 2023. This decrease is primarily due to $0.5 million in lower compensation expense from the impact of our cost savings initiatives implemented over the last year, and fewer engineering projects for 2024, as compared to the same period in 2023, resulting in a $0.2 million decrease in legal and consulting expenses, and a $0.4 million decrease in other miscellaneous costs.

Non-Operating Income (Loss)

Loss on Foreign Currency Transactions. We realized an approximately $0.3 million loss on foreign currency transactions during the nine months ended September 30, 2024 compared to an approximately $0.5 million loss on foreign currency transactions during the nine months ended September 30, 2024, primarily due to exchange rate fluctuations between the U.S. dollar and Euro, as well as other foreign currencies.

Interest Expense, Net. Interest expense was $1.8 million during the nine months ended September 30, 2024 which was consistent with the nine months ended September 30, 2023.

Other Income (Expense), Net. Other Expense for the nine months ended September 30, 2024 was $128 thousand and relates to $1.2 million in legal and financial advisory services incurred as a result of receiving a Default Notice from our term loan lender, SWK Funding LLC, and entering into a Forbearance Agreement. Under the Forbearance Agreement, the Company agreed to, among other things, prepare for and file a bankruptcy case under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware for the sale of the Company’s assets. In connection with the sale process the Company agreed to comply with certain process milestones which require, among other things, the entry into a purchase and sale agreement with a so-called “stalking horse bidder” by September 30, 2024, filing a bankruptcy case by October 1, 2024, and closing the sale by November 15, 2024. In addition, there was $0.8 million of issuance costs from the February 2024 public offering that were allocated to the Class A Common Warrants, Class B Common Warrants, and Investor warrants and immediately expensed due to the liability classification of the warrants. These expenses were partially offset by $1.6 million of gains recorded on the revaluation of liability classified stock warrants, as well as the Series J and H warrants, and $0.3 million of gains recorded upon the sale of property, plant, and equipment during the nine months ended September 30, 2024.

Income Tax Provision. We use a discrete year-to-date method in calculating quarterly provision for income taxes. Our provision for income taxes for the nine months ended September 30, 2024 was consistent with the same period in 2023. For additional information regarding income taxes, see Part I, Item I, Note 13 – Income Taxes.

Net Loss. For the reasons stated above, our net loss totaled approximately $10.7 million for the nine months ended September 30, 2024 compared to a net loss of $15.3 million for the nine months ended September 30, 2023.

Liquidity and Capital Resources - Going Concern

As of September 30, 2024, we had approximately $3.4 million in cash and cash equivalents compared to $6.6 million as of December 31, 2023. Management defines cash and cash equivalents as highly liquid deposits with original maturities of 90 days or less when purchased. The decrease in cash and cash equivalents from December 31, 2023 was primarily due to cash used in operating activities of $11.1 million and principal payments on our term loan of $0.9 million, partially offset by net proceeds of $5.8 million from the February 2024 public offering, a $2.5 million bridge loan from SWK as part of the Forbearance Agreement, $0.4 million in proceeds from the disposal of property, plant, and equipment, and proceeds of $0.3 million from the exercise of preferred share warrants.

The following table summarizes our change in cash, cash equivalents and restricted cash (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Net cash flows used in operating activities	$(11,144)	$(11,808)
Net cash flows provided by (used in) investing activities	291	(1,126)
Net cash flows provided by financing activities	7,709	16,549
Effect of exchange rate changes	22	13
Net change in cash and cash equivalents	$(3,122)	$3,628

Operating Activities

Net cash used in operating activities consists of our net loss, adjusted for our non-cash charges, plus or minus working capital changes. Cash used in operating activities for the nine months ended September 30, 2024 totaled $11.1 million and was primarily comprised of our net loss of $10.7 million.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2024 totaled $0.3 million and was comprised of the proceeds from the disposal of property, plant, and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 totaled $7.7 million and was derived from $5.8 million in net proceeds from the February 2024 public offering, a $2.5 million bridge loan from SWK as part of the

Forbearance Agreement, and $0.3 million from the exercise of preferred share warrants, partially offset by $0.9 million principal payments on our term loan.

Effect of Exchange Rate

The $22 thousand effect of exchange rate on cash for the nine months ended September 30, 2024 was due to recognized loss on foreign currency transactions, primarily driven by changes in the Euro during the period.

Future Liquidity Needs

As of September 30, 2024, we had a working capital deficit of approximately $11.4 million. Our principal sources of liquidity as of September 30, 2024 consisted of approximately $3.4 million in cash and cash equivalents and $3.5 million of net accounts receivable.

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

The Company’s recurring losses, level of cash used in operations, and potential need for additional capital, along with uncertainties surrounding the Company’s ability to raise additional capital, and the filing of the Bankruptcy Petitions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Despite the February 2024 public offering, as well as the $2.5 million bridge loan from SWK as part of the DIP Financing, in order for the Company to continue operations beyond the next 12 months and be able to discharge its liabilities and commitments in the normal course of business, it must either raise additional capital or increase sales of our products, control or potentially reduce expenses, and establish profitable operations in order to generate cash from operations or obtain additional funds when needed.

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

PART II. OTHER INFORMATION

Unless specifically noted or the context clearly requires otherwise, all information set forth in this Quarterly Report on Form 10-Q relates to the Company as it existed as of September 30, 2024 and prior to the Company’s bankruptcy proceedings and does not, and is not intended and should not be read to, reflect the business, financial condition, and results of operations of any other entity, including any entity which may result from the bankruptcy proceedings.

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

Due to our accumulated deficit, recurring and negative cash flow from operations for the year ended December 31, 2023 and the three and nine months ended September 30, 2024 there is substantial doubt about our ability to continue as a going concern.

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

We are subject to risks and uncertainties associated with the bankruptcy proceedings.

The bankruptcy proceedings could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. So long as the bankruptcy proceedings continue, our senior management may be required to spend a significant amount of time and effort dealing with bankruptcy proceedings instead of focusing on our business operations. The bankruptcy proceedings also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the period of time we are involved in the bankruptcy proceedings, our customers and suppliers may lose confidence in our ability to restructure our business and may seek to establish alternative commercial relationships.

Other significant risks associated with the bankruptcy proceedings that could have a material adverse effect on our business, financial condition, results of operations and cash flows include or relate to the following, among others:

•
our ability to obtain approval from the Bankruptcy Court with respect to motions or other requests made to the Bankruptcy Court in the Bankruptcy Petitions;
•
our ability to obtain approval from the Bankruptcy Court with respect to the results of the Auction;
•
our ability to confirm and consummate the plan of reorganization;
•
our ability to consummate the sale of the Transferred Assets;
•
the effects of the filing of the Bankruptcy Petitions on our business and the interests of various constituents, including our stockholders;
•
the high costs of the bankruptcy proceedings and related fees;
•
our ability to maintain relationships with payors, suppliers, employees, and other third parties as a result of the Bankruptcy Petitions;
•
Bankruptcy Court rulings in the Bankruptcy Petitions as well as the outcome of other pending litigation and the outcome of the Bankruptcy Petitions in general;
•
the length of time that we will operate with chapter 11 protection;
•
the sufficiency of the Company’s cash on hand and ability to obtain sufficient financing to allow us to conduct our business during the pendency of the bankruptcy proceedings, confirm a plan of reorganization, or sell some or all of our assets during the bankruptcy proceedings in orderly fashion;
•
third-party motions in the Bankruptcy Petitions, which may interfere with our ability to confirm and consummate the plan of reorganization or another restructuring transaction, including motions by third parties that may force us into chapter 7 proceedings under the Bankruptcy Code, rather than chapter 11 proceedings; and
•
our ability to continue as a going concern.

Because of the risks and uncertainties associated with the bankruptcy proceedings, we may not be able to accurately predict or quantify the ultimate impact the bankruptcy proceedings may have on our business, financial condition, results of operations and cash flows, nor can we accurately predict the ultimate impact the bankruptcy proceedings may have on our corporate or capital structure.

We have experienced net losses for each of the quarter ended September 30, 2024 and the past three years, and we could experience additional losses and have difficulty achieving profitability in the future.

We had an accumulated deficit of $327.5 million as of September 30, 2024 and an accumulated deficit of $316.8 million as of December 31, 2023. We recorded net losses of $20.6 million and $28.6 million for the years ended December 31, 2023 and 2022, respectively, and net losses of $10.7 million and $15.3 million for the nine months ended September 30, 2024 and 2023, respectively. In order to achieve profitability, we must increase net revenue through new sales and control our costs. Failure to increase our net revenue and decrease our costs could cause our stock price to decline and could have a material adverse effect on our business, financial condition, and results of operations.

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
•
a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

			Incorporated by Reference
Exhibit	Description	Filed Herewith	Form	Period Ending/Date of Report	Exhibit	Filing Date

1.1	Placement Agency Agreement, dated February 13, 2024, by and among BIOLASE, Inc., Lake Street Capital Markets, LLC and Maxim Group LLC		8-K	02/12/2024	1.1	02/15/2024

3.1.1	Restated Certificate of Incorporation, including, (i) Certificate of Designations, Preferences and Rights of 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (ii) Certificate of Designations, Preferences and Rights of Series A 6% Redeemable Cumulative Convertible Preferred Stock of the Registrant; (iii) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Designation of the Registrant; and (iv) Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant.		S-1, Amendment No. 1	12/23/2005	3.1	12/23/2005

3.1.2	Amendment to Restated Certificate of Incorporation		8-K	05/10/2012	3.1	05/16/2012

3.1.3	Second Amendment to Restated Certificate of Incorporation		8-A/A	11/04/2014	3.1.3	11/04/2014

3.1.4	Third Amendment to Restated Certificate of Incorporation		S-3	07/21/2017	3.4	07/21/2017

3.1.5	Fourth Amendment to Restated Certificate of Incorporation		8-K	05/10/2018	3.1	05/11/2018

3.1.6	Fifth Amendment to Restated Certificate of Incorporation		8-K	05/28/2020	3.1	06/01/2020

3.1.7	Sixth Amendment to Restated Certificate of Incorporation		8-K	04/28/2022	3.1	05/02/2022

3.1.8	Seventh Amendment to Restated Certificate of Incorporation		8-K	07/20/2023	3.1	07/26/2023

3.1.9	Certificate of Designation of Series H Convertible Redeemable Preferred Stock		8-K	05/24/2023	3.1	05/26/2023

3.1.10	Certificate of Designation of Series I Preferred Stock		8-K	06/05/2023	3.1	06/06/2023

3.1.11	Certificate of Designation of Series J Convertible Redeemable Preferred Stock		8-K	09/13/2023	3.1	09/18/2023

3.2	Eighth Amended and Restated Bylaws of the Registrant adopted on March 1, 2022		8-K	03/01/2022	3.1	03/03/2022

4.1	Form of Pre-Funded Warrant to Purchase Common Stock		8-K	02/12/2024	4.1	02/15/2024

4.2	Form of Class A Warrant to Purchase Common Stock		8-K	02/12/2024	4.2	02/15/2024

4.3	Form of Class B Warrant to Purchase Common Stock		8-K	02/12/2024	4.3	02/15/2024

4.4	Warrant Agency Agreement, dated February 15, 2024, by and among BIOLASE, Inc., Computershare Inc., a Delaware corporation, and its affiliate, Computershare Trust Company, N.A., a federal trust company		8-K	02/12/2024	4.4	02/15/2024

4.5	Form of Warrant issued to Investor		8-K	02/12/2024	4.5	02/15/2024

10.1^	Forbearance Agreement dated as of August 31, 2024, by and between BIOLASE, Inc. and SWK Funding LLC as agent and lender.		8-K	08/31/2024	10.1	09/06/2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Furnished herewith

^ Schedules and attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and attachments upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLASE, INC.
(Registrant)

November 7, 2024	By:	/s/ JOHN R. BEAVER
Date		John R. Beaver
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	By:	/s/ JENNIFER BRIGHT
Date		Jennifer Bright
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)